Form 10-K
period 2013-12-31
Levy Acquisition Corp
filed 2014-03-31
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-36197

LEVY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-3340980
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

444 North Michigan Avenue, Suite 3500, Chicago, IL	60611
(Address of Principal Executive Offices)	(Zip Code)

(312) 267-4190

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Units, each consisting of one share of Common Stock and one-half of one Warrant

Common Stock, par value $0.0001 per share

Warrants, each whole Warrant exercisable for one share of Common Stock

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of December 31, 2013 (the last business day of the registrant’s most recently completed fiscal quarter) was approximately $150,000,000. The registrant’s units began trading on the Nasdaq Capital Market on November 14, 2013.

As of March 15, 2014, there were 18,750,000 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

-i-

Exhibit 31.1 – Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 31.2 – Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 32.1 – Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

Exhibit 32.2 – Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

-ii-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance; or

•	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 7. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to Levy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Levy Acquisition Sponsor, LLC, a Delaware limited liability company.

ITEM 1.  BUSINESS

Overview

We are a blank check company incorporated on August 2, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report on Form 10-K as our initial business combination or our business combination. While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business in these industries or sectors. We believe that our management team is well positioned to take advantage of investment opportunities in the restaurant and hospitality sectors, and that our contacts and sources in these sectors will allow us to generate attractive acquisition opportunities. Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our executive officers, we are not prohibited from doing so.

On November 19, 2013, we consummated our initial public offering of 15,000,000 units (the “Units”), with each Unit consisting of one share of our common stock, $0.0001 par value per share (the “Public Shares”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $150,000,000. The underwriters of our initial public offering paid us $347,100 as reimbursement for certain expenses incurred in connection with the initial public offering (the “Reimbursement”).

Prior to the consummation of our initial public offering, on August 5, 2013, the Sponsor purchased 4,312,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. On October 17, 2013, the Sponsor transferred 17,250 Founder Shares to each of Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), each of whom paid a purchase price of $100 for their respective shares (the same per-share purchase price initially paid by the Sponsor). Our independent directors also purchased an aggregate of 150,000 Units in our initial public offering through our directed unit program. On November 19, 2013, as a result of the underwriters’ election not to exercise the over-allotment option in connection with our initial public offering, the Company’s initial stockholders forfeited an aggregate of 562,500 Founder Shares, consisting of a forfeiture of 2,250 Founder Shares by each of Messrs. Bernick, Duchossois, Flynn and Simon, and a forfeiture of 553,500 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor was left with 3,690,000 Founder Shares, and each of Messrs. Bernick, Duchossois, Flynn and Simon were left with 15,000 Founder Shares, so that there were 3,750,000 Founder Shares outstanding. When these 3,750,000 Founder Shares were added to the aggregate of 150,000 Units that Messrs. Bernick, Duchossois, Flynn and Simon purchased through our directed unit program, the Company’s initial stockholders, consisting of the Sponsor and Messrs. Bernick, Duchossois, Flynn and Simon (the “Initial Stockholders”), owned 3,900,000, or 20.8%, of our issued and outstanding shares. In addition, 937,500 Founder Shares (the “Founder Earnout Shares”) will be subject to forfeiture by our Initial Stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination, unless, following our initial business combination, the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 4,750,000 warrants (the “Private Placement Warrants”), each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,750,000. Immediately after the closing of the private placement, the Sponsor transferred 15,000 Private Placement Warrants at no charge to each of Messrs. Bernick, Duchossois, Flynn and Simon and 30,000 Private Placement Warrants at no charge to Michael R. Wallach (our Vice President of Acquisitions). After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and the estimated offering expenses, the total net proceeds from our initial public offering, the private placement of the Private Placement Warrants and the Reimbursement was approximately $151,000,000, of which $150,000,000 (or approximately $10.00 per Unit) was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”). The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of our initial business combination; or (ii) the redemption of 100% of the Public Shares if we are unable to complete an initial business combination within 21 months from the closing of our initial public offering (August 19, 2015), or 24 months from the closing of our initial public offering (November 19, 2015) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period (subject to the requirements of law).

After the payment of underwriting discounts and commissions (excluding the deferred portion of $5,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and approximately $750,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2013, there was $150,035,663 in investments and cash held in the Trust Account and $1,078,466 held outside the Trust Account available for working capital purposes. As of December 31, 2013, no funds had been withdrawn from the Trust Account.

Effecting our Initial Business Combination

General

Other than searching for and evaluating potential target companies, we are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effect our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a Target Business and Structuring of our Initial Business Combination

Subject to the requirement that our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

To the extent that we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds that we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account was approximately $10.00 per Public Share upon the consummation of our initial public offering. The per-share amount that we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions that we will pay to the underwriters. Our Initial Stockholders have entered into letter agreements with us, pursuant to which all of our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of our initial business combination, and our Initial Stockholders, other than our independent directors, have agreed to waive their redemption rights with respect to any Public Shares that they may have acquired during or after our initial public offering in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, unless stockholder approval is required by law or stock exchange listing requirement or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934 (the “Exchange Act”), which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event that we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of Public Shares which are not purchased by our Sponsor, which number will be based on the requirement that we may not redeem Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination. In addition, our Initial Stockholders have entered into letter agreements with us, pursuant to which all of our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of a business combination, and our Initial Stockholders, other than our independent directors, have agreed to waive their redemption rights with respect to any Public Shares that they may acquire during or after our initial public offering in connection with the completion of our initial business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Initial Stockholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the redemption rights discussed above, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, (the “Excess Shares”). We believe that this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe that we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Sponsor, executive officers and directors have agreed that we will have until August 19, 2015 to complete our initial business combination (or November 19, 2015, as applicable). If we are unable to complete our business combination before August 19, 2015 (or November 19, 2015, as applicable), we will:

•	cease all operations except for the purpose of winding up;

•	as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and

•	as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate,

subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution that they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have four executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process. We estimate that our officers will dedicate an average of 15 to 25 hours per week to our affairs. We do not intend to have more than three full time employees prior to the consummation of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report and in the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a newly formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means that we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we complete our initial business combination, unless the business combination would require stockholder approval under applicable law or stock exchange listing requirement or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may complete our initial business combination even if holders of a majority of our Public Shares do not approve of the business combination that we complete.

If we seek stockholder approval of our initial business combination, our Initial Stockholders have agreed to vote in favor of such initial business combination, which means that we could receive the necessary stockholder approval even if a majority of our public stockholders vote against the transaction.

Unlike many other blank check companies in which the initial stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Initial Stockholders have agreed to vote their Founder Shares, as well as any Public Shares purchased during or after our initial public offering, in favor of our initial business combination. Our Initial Stockholders own 20.8% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, we could receive the necessary stockholder approval even if the majority of our public stockholders vote against the transaction.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time, our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 21 months from the closing of our initial public offering (August 19, 2015) (or 24 months from the closing of our initial public offering (November 19, 2015) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of our initial public offering but have not completed the initial business combination within such 21-month period). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

If we are not able to complete our initial business combination within the prescribed time frame, then we will cease all operations except for the purpose of winding up and redeem our Public Shares and liquidate, in which case our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

Our Sponsor, executive officers and directors have agreed that we must complete our initial business combination by August 19, 2015 (or November 19, 2015, as applicable). We may not be able to find a suitable target business and complete our initial business combination within such time period. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, and our warrants will expire worthless.

If we seek stockholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our Public Shares if we are unable to complete an initial business combination by August 19, 2015 (or November 19, 2015, as applicable), subject to applicable law and as further described herein. In addition, if our plan to redeem our Public Shares if we are unable to complete an initial business combination by August 19, 2015 (or November 19, 2015, as applicable) is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond August 19, 2015 (or November 19, 2015, as applicable) before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions and regulation in each state in which we offer our securities.

Our Units, common stock and warrants are listed on the NASDAQ Capital Market. Although we were able to meet the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will continue to be listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our common stock is a “penny stock”, which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, common stock and warrants are listed on NASDAQ and, as a result, are “covered securities.” Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on NASDAQ, our securities would not be covered securities, and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors in our securities are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to redeem all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And, as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous target businesses that we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient to allow us to operate until August 19, 2015 (or November 19, 2015, as applicable), we may be unable to complete our initial business combination, in which case our public stockholders may receive only approximately $10.00 per share on our redemption, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until August 19, 2015 (or November 19, 2015, as applicable), assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until at least August 19, 2015 (or November 19, 2015, as applicable); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering, only approximately $1,000,000 were made available to us initially outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such an event, our public stockholders may only receive approximately $10.00 per share on our redemption of our Public Shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims that they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, Lawrence F. Levy, our Chairman and Chief Executive Officer and director, has agreed that he will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then Mr. Levy will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Levy has sufficient funds to satisfy his indemnity obligations, and we have not asked Mr. Levy to reserve for such indemnification obligations. Therefore, we cannot assure you that Mr. Levy would be able to satisfy those obligations.

Our directors may decide not to enforce the indemnification obligations of Lawrence F. Levy, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced and Mr. Levy asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Levy to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Levy to enforce his indemnification obligations to us, it is possible that our independent directors, in exercising their business judgment, may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable, or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds directly from our stockholders, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event that we do not complete our initial business combination by August 19, 2015 (or November 19, 2015 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by August 19, 2015 but have not completed the initial business combination by August 19, 2015) may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following August 19, 2015 (or November 19, 2015, as applicable) in the event that we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more), and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event that we do not complete our initial business combination by August 19, 2015 (or November 19, 2015, as applicable) is not considered a liquidation distribution under Delaware law, and such redemption distribution is deemed to be unlawful, then, pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws, unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus associated with our initial public offering, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of common stock included in the Units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement that we entered into concurrently with the issuance and sale of the securities in our initial public offering, our Initial Stockholders and their permitted transferees can demand that we register the Founder Shares, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of common stock issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the shares of common stock issuable upon exercise of such Private Placement Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake that they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Initial Stockholders, holders of our Private Placement Warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry sector or any specific target businesses with which to pursue our initial business combination, there is no current basis for you to evaluate the possible merits or risks of the industry or business in which we may ultimately operate.

We will seek to complete a business combination with an operating company in the restaurant and hospitality sectors, but may also pursue acquisition opportunities in other sectors, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of any particular target business’s industry or operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent that we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares.

Our management team’s investment experience has most frequently been in investments of amounts that were significantly less than the anticipated transaction value of our business combination, which could make it more difficult for us to consummate a business combination.

Our management team’s investment experience has most frequently been in investments of amounts that were significantly less than the anticipated transaction value of our initial business combination. As such, our management team has not led an acquisition of the size that we anticipate completing in the business combination. Our management team’s lack of experience in transactions of the size that we anticipate consummating may make it more difficult for us to identify, assess and successfully consummate a business combination.

We may seek investment opportunities in industries outside of the restaurant and hospitality sectors (which sectors may or may not be outside of our management’s area of expertise), in which case our management may not be able to adequately evaluate the risks of a business combination candidate.

Although we intend to focus on identifying business combination candidates in the restaurant and hospitality sectors, and we will not initially actively seek to identify business combination candidates in other sectors (which sectors may be outside our management’s area of expertise), we will consider a business combination outside of the restaurant and hospitality sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that our management will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event that we elect to pursue an investment outside of the restaurant and hospitality sectors, our management’s expertise may not be directly applicable to its evaluation or operation.

We may enter into our initial business combination with a target that does not meet the general criteria and guidelines that we have identified, which could cause it to be more difficult to obtain stockholder approval, if required, or cause a greater number of stockholders to exercise their redemption rights, making it more difficult for us to meet any closing condition with a target business.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent that we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors, and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and, consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination, which would dilute the interest of our stockholders and likely present other risks, including the subordination of the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded to our common stock and adversely affecting the prevailing market prices for our Units, common stock and/or warrants.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 381,250,000 authorized but unissued shares of common stock available for issuance, including shares reserved for issuance upon exercise of outstanding warrants. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of our investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our Units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel or the hiring or retention of ineffective personnel after the business combination could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel, including Mr. Levy. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals that we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and, as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services that they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe that the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect, and such management may lack the skills, qualifications or abilities that we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Our executive officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We estimate that our officers will dedicate an average of 15 to 25 hours per week to our affairs. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our Chairman and Chief Executive Officer is a party to certain agreements that will limit the types of companies that we can target for an initial business combination, among other restrictions, which could limit our prospects for an initial business combination or make us a less attractive buyer to certain target companies.

Lawrence F. Levy, our Chairman and Chief Executive Officer, is a party to an employment agreement, as amended by a retirement agreement, with Levy Foodservice Limited Partnership, or Levy Foodservice, and a consulting agreement with Compass Group USA, or Compass, each of which contains similar confidentiality, non-competition and non-solicitation provisions. These agreements are collectively referred to as the non-competition agreements. During the relevant time period when we plan to seek and enter into an initial business combination, Mr. Levy generally will be restricted from (i) being employed by, owning, franchising, operating or managing, or (ii) being affiliated with as a director, consultant, advisor, officer or employee, any entity engaging in the contract food services business or restaurant business within sports venues, theme parks and entertainment centers, healthcare and senior living facilities, schools and universities, and types of venues where Levy Foodservice and its parent and affiliates currently operate, as well as contract catering to businesses (including office coffee services) and the vending machine business. However, the non-competition agreements specifically provide that it will not constitute a violation of Mr. Levy’s obligations if we acquire, merge with, or otherwise engage in a transaction with a company which generates no more than 10% of its annual gross revenues through the activities described above. The non-competition agreements also expressly permit Mr. Levy to (1) develop, own, operate or manage any resort, hotel, timeshare or similar operation (whether or not it includes foodservice); (2) serve as a member of the board of directors of a company, so long as no more than 10% of its annual gross revenues are generated through the activities described above; and (3) own, operate or manage a gourmet food store concept. However, after we complete such an initial business combination, for such time as Mr. Levy serves as our Chief Executive Officer or otherwise has the power to control the business activities of the combined entity, it will constitute a violation of the non-competition agreements if the combined entity, its subsidiaries or affiliates expand (or enter into an agreement to expand in the future) further into competitive activities beyond the 10% of gross revenues threshold.

In light of the non-competition agreements, the Company will not seek an initial business combination with any company in the contract food service or restaurant business that generates more than 10% of its annual revenues in sports venues, theme parks or other restricted venues or that would otherwise violate the non-competition agreements, unless Levy Foodservice and Compass grant Mr. Levy a waiver. No assurance can be given that any such waiver will be granted if we request one. These agreements could make us a less attractive buyer to certain targets. In addition, if our initial business combination does not cause Mr. Levy to violate the non-competition agreements, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Mr. Levy to be in breach of the non-competition agreements. If a court were to conclude that a violation of either or both of the non-competition agreements had occurred, it could extend the term of Mr. Levy’s non-competition restrictions and/or enjoin Mr. Levy from participating in our Company, or enjoin us from engaging in aspects of the business which compete with Levy Foodservice and/or Compass, as applicable. The court could also impose monetary damages against Mr. Levy or us. This could materially harm our business and the trading prices of our securities.

Even if ultimately resolved in our favor, any litigation associated with the non-competition agreements could be time consuming, costly and distract management's focus from locating suitable acquisition candidates and operating our business.

Our Chairman and Chief Executive Officer is a party to certain agreements that will limit his ability to solicit or hire employees of Levy Restaurants, Compass or their affiliates, which could make us a less attractive buyer to certain target companies.

In the non-competition agreements entered into by Lawrence F. Levy, our Chairman and Chief Executive Officer, with Levy Foodservice and Compass, there are provisions preventing him from being able to directly or indirectly knowingly solicit, entice, or persuade any other employee of Levy Foodservice or its affiliated or parent companies, to leave the services of the Company or such affiliated or parent company for any reason and restricting Mr. Levy from hiring any salaried employee of Levy Foodservice or such affiliated or parent company. To the extent that a target company may be interested in hiring personnel from Levy Foodservice or its parent or affiliated companies, we might be a less attractive buyer as a result of the non-competition agreements. Although the agreements allow for the possibility that Levy Foodservice provide written consent for the hiring of an employee, there is no assurance that such consent would be granted if it were requested.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders, which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our Company from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In August 2013, our Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the outstanding shares after our initial public offering. On October 17, 2013, our Sponsor transferred 17,250 Founder Shares to each of our independent directors at their original purchase price. On November 19, 2013, the Company’s Initial Stockholders forfeited an aggregate of 562,500 Founder Shares as a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering. The Founder Shares will be worthless if we do not complete an initial business combination. In addition, on November 19, 2013, our Sponsor also purchased an aggregate of 4,750,000 Private Placement Warrants, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $4,750,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Our Sponsor has also transferred (i) 15,000 Private Placement Warrants at no charge to each of our independent directors and (ii) 30,000 Private Placement Warrants at no charge to Michael R. Wallach, our Vice President of Acquisitions. In addition, 937,500 Founder Earnout Shares will be subject to forfeiture by our Initial Stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination, unless, following our initial business combination, the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like). The Founder Shares are identical to the shares of common stock included in the Units that were sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to convert any Founder Shares in connection with a stockholder vote to approve a proposed initial business combination. Additionally, our independent directors purchased an aggregate of 150,000 Units in our initial public offering through our directed unit program. Our independent directors will have redemption rights with respect to their Public Shares in connection with a stockholder vote to approve an initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial offering and the sale of the Private Placement Warrants provided us with $150.0 million that we may use to complete our business combination (excluding up to $5.25 million of deferred underwriting commissions being held in the Trust Account).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event that the aggregate cash consideration that we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the Public Warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the Public Warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our Public Warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the trust agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our Initial Stockholders, who own 20.8% of our issued and outstanding common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner that they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial business combination by August 19, 2015 (or November 19, 2015, as applicable), unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding Public Shares. These agreements are contained in letter agreements that we have entered into with our Sponsor, executive officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our Initial Stockholders own 20.8% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchase any additional shares of our common stock, this would increase their control. Neither our Initial Stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which (expect for those directors appointed prior to our first annual meeting of stockholders) will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Initial Stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption provided that on the date we give notice of redemption. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 7,500,000 shares of our common stock as part of the Units sold in our initial public offering and, simultaneously with the closing of our initial public offering, issued an aggregate of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of common stock at $11.50 per share. In addition, if our Sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent that we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by their initial purchasers or their permitted transferees until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each Unit contains one-half of one warrant and the warrants may not be exercised unless a whole number of warrants is exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-half of one warrant. Because the warrants may only be exercised for a whole number of shares, only a whole number of warrants may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses that we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time that private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our executive offices are located at 444 North Michigan Avenue, Suite 3500, Chicago, IL 60611, and our telephone number is (312) 267-4190. Our executive offices are provided to us by an affiliate of our Sponsor. We have agreed to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. We consider our current office space adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2013, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, common stock and warrants are listed on NASDAQ under the symbols “LEVYU,” “LEVY” and “LEVYW,” respectively. Our common stock and warrants began separate trading on January 6, 2014 on NASDAQ after the period covered by this report.

The following table includes the high and low bids for our Units for the periods presented.

	Units(1)
2013	High	Low
Fourth Quarter	$10.05	$9.20

(1)	Our Units began trading on NASDAQ on November 14, 2013. As a result, the figures for the fourth quarter of 2013 are for the period from November 14, 2013 through December 31, 2013.

Holders

As of March 15, 2014, there was one holder of record of our Units, six holders of record of our common stock and seven holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants that we may agree to in connection therewith.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from August 2, 2013 (inception) through December 31, 2013. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

August 2, 2013 (inception) to December 31, 2013
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$117,124
Loss from operations before other income and income tax expense	(117,124)
Other income (expense):
Interest income	35,663
State franchise taxes, other than income taxes	(25,448)
Total other expense	(10,215)
Loss before income tax expense	(106,909)
Income tax expense	(12,482)
Net loss	$(119,391)

Loss per common share:
Basic and diluted	$(.03)

Weighted average shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	4,409,368

Balance Sheet Data:
Cash and cash equivalents	$1,078,466
Investments and cash equivalents held in trust	$150,035,663
Total assets	$151,282,721
Common stock subject to possible redemption (at redemption value): 14,096,157 shares at December 31, 2013	$140,961,566
Total stockholders’ equity	$5,000,010
Cash Flow Data:
Net cash used in operating activities	$(252,501)
Net cash used in investing activities	$(150,000,000)
Net cash provided by financing activities	$151,330,967

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on August 2, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business in these industries or sectors. We believe that our management team is well positioned to take advantage of investment opportunities in the restaurant and hospitality sectors, and that our contacts and sources in these sectors will allow us to generate attractive acquisition opportunities. Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our executive officers, we are not prohibited from doing so. Under our amended and restated certificate of incorporation, we are not permitted to effectuate our business combination with another blank check company or similar company with nominal operations. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2013, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2013, $150,035,663 was held in the Trust Account (including $5,250,000 of deferred underwriting commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $1,078,466 and $71,145 in accounts payable and accrued expenses. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of our initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in our initial public offering if we are unable to complete a business combination by August 19, 2015 (which is the date that is 21 months from the closing of our initial public offering), or November 19, 2015 (which is the date that is 24 months from the closing of our initial public offering) if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination by August 19, 2015 but have not completed the business combination by August 19, 2015 (subject to the requirements of law). Through December 31, 2013, we had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from August 2, 2013 (inception) through December 31, 2013, we earned $35,663 in interest income. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have agreed to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from August 2, 2013 through December 31, 2013, the Company paid $34,167 under this agreement.

Liquidity and Capital Resources

For the period from August 2, 2013 (inception) through December 31, 2013, we disbursed an aggregate of approximately $252,501 out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous expenses.

We believe that we have sufficient available funds outside of the Trust Account to operate through August 19, 2015, or November 19, 2015 (as applicable), assuming that a business combination is not consummated during that time. However, we cannot assure you that this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying financial statements, at December 31, 2013, we had outside of trust cash in the amount of $1,078,466 and $71,145 in accounts payable and accrued expenses.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to reimburse our Sponsor for office space, secretarial and administrative services provided to members of our management team by the Sponsor, members of the Sponsor, and the Company’s management team or their affiliates in an amount not to exceed $10,000 per month in the event that such space and/or services are utilized and the Company does not pay a third party directly for such services. Upon completion of a business combination or the Company’s liquidation, we will cease paying these monthly fees.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Cash Held in Trust

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds from our initial public offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the initial public offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2013, the balance in the Trust Account was $150,035,663, which includes $35,663 of interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 4,409,368 for the period from August 2, 2013 (inception) to December 31, 2013 takes into effect the 4,312,500 shares issued on August 5, 2013 to the Sponsor; the aggregate of 69,000 shares transferred by the Sponsor to Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), on October 17, 2013; 15,000,000 shares sold in our initial public offering and outstanding since November 19, 2013; and the aggregate of 562,500 Founder Shares forfeited by the Initial Stockholders on November 19, 2013 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering. The 12,250,000 warrants related to our initial public offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears beginning on page F-1 following the signature page of this report and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Lawrence F. Levy	70	Chairman and Chief Executive Officer and Director
Ari B. Levy	34	President and Chief Investment Officer and Director
Steven C. Florsheim	48	Executive Vice President and Chief Acquisitions Officer and Director
Sophia Stratton	53	Chief Financial Officer and Treasurer
Howard B. Bernick	61	Director
Craig J. Duchossois	69	Director
Marc S. Simon	65	Director
Greg Flynn	50	Director

Lawrence F. Levy has served as our Chairman and Chief Executive Officer since inception and as a director since the closing of our initial public offering. Mr. Levy is a Co-Founder and Chairman Emeritus of the Chicago-based Levy Restaurants, an international food service company that Mr. Levy co-founded with his brother in 1978. Mr. Levy was Executive Chairman and Chief Executive Officer of Levy Restaurants until 2004, a few years before the company was sold to Compass. Between 2004 and the sale in 2006, Mr. Levy retained the role of Executive Chairman and promoted his top executive to CEO of Levy Restaurants. As Executive Chairman and Chief Executive Officer, Mr. Levy was responsible for all aspects of operations, strategy, growth, and various other functions of the company. During his time as Executive Chairman and after he became non-executive Chairman in 2006, Mr. Levy continued to actively participate in significant company initiatives and to advise senior management on all aspects of the company, including strategy, operations and corporate development. Currently, Mr. Levy serves as Chairman Emeritus of Levy Restaurants. Mr. Levy is also the Founder and a Managing Partner of Levy Family Partners, a family investment office that oversees a broad portfolio of public and private investments, including hospitality, real estate, and technology companies. Mr. Levy received his B.S. and M.B.A. from Northwestern University. Ari B. Levy and Steven C. Florsheim are the sons of Lawrence F. Levy.

Mr. Levy is qualified to serve on our board due to his extensive experience as a chief executive officer of an international food service company and in-depth knowledge of the foodservice industry and his experience on boards of public companies.

Ari B. Levy has served as our President and Chief Investment Officer since September 30, 2013 and as a director since the closing of our initial public offering. Ari B. Levy is a Managing Partner of Levy Family Partners, a position that he has held since March 2007. At Levy Family Partners, Ari B. Levy has served on the Investment Committee responsible for evaluating, executing and managing the company’s portfolio of investments. Ari B. Levy also founded Lakeview Investment Group, or Lakeview, in February 2005 as an independent, employee-owned asset management firm that has had in excess of $100 million under management over the past eight years. Prior to founding Lakeview, Ari B. Levy served as a Vice President and Share Partner at Advisory Research, Inc., a Chicago-based investment management firm with approximately $3 billion in assets under management at the time of his departure in August 2004. Prior to his time at Advisory Research, Ari B. Levy served as an analyst in the investment banking division of Mesirow Financial, working on a number of middle market sell and buy side M&A advisory engagements across a broad group of sectors. Ari B. Levy holds a B.A. in International Relations from Stanford University. Lawrence F. Levy is Ari B. Levy’s father and Steven C. Florsheim is Ari B. Levy’s half-brother.

Ari B. Levy’s extensive quantitative skills, combined with his years of assessing public and private companies in the restaurant and hospitality sectors, among others, qualify him to serve on our board of directors.

Steven C. Florsheim has served as a director since inception and as our Executive Vice President and Chief Acquisitions Officer since September 30, 2013. Since March 2007, Mr. Florsheim has been a Managing Partner of Levy Family Partners. From June 2007 to October 2010, Mr. Florsheim was Vice President, and since October 2010 he has been President of LFP Real Estate Management. Mr. Florsheim has also been an officer of LFP Resorts since June 2007 and of LFP Restaurant Management since July 2009. In these capacities, Mr. Florsheim oversees and manages the Levy family’s operating businesses, primarily in the restaurant, hotel and resort, and real estate sectors. Mr. Florsheim has served on the Executive Committees and Advisory Boards of many of the Levy family’s holdings, including for Esperanza Resort in Cabo San Lucas, Mexico and Christophe Harbour, a 2400 acre resort development in the Caribbean. Mr. Florsheim also has assisted in the development of numerous restaurant concepts and served on the Advisory Board to Levy Restaurants prior to its acquisition by Compass. Mr. Florsheim is also the Managing Partner of the law firm of Sperling & Slater. Mr. Florsheim joined the firm as a partner in January 2000 and has been Managing Partner since October 2006. Mr. Florsheim’s legal practice encompasses large-scale, complex commercial litigation matters and corporate transactions, including mergers and acquisitions, financing transactions, and bankruptcy matters. Mr. Florsheim holds a J.D., Order of the Coif, from the University of Michigan Law School and a B.A. in Political Science, cum laude, from Yale University. Lawrence F. Levy is Steven C. Florsheim’s step-father and Ari B. Levy is Steven C. Florsheim’s half-brother.

Mr. Florsheim’s extensive experience as a practicing attorney for over 20 years and business executive for various Levy family businesses qualify him to serve on our board of directors.

Sophia Stratton has served as our Chief Financial Officer and Treasurer since inception. Ms. Stratton is the Chief Financial Officer of Levy Family Partners, a position that she has held since January 2006. Prior to that time, beginning March 2005, Ms. Stratton was Controller for the Levy family’s restaurant operations. In these capacities, Ms. Stratton established the accounting and tax policies, practices and procedures at the parent and subsidiary levels of the Levy family investment portfolio, including operating, real estate, and passive entities. In addition, she oversees treasury, human resources and benefits, risk management, purchasing, investment performance, IT, forecasting, estate and tax planning. Since March 2010, she has been a Manager of Levy Family Partners. Ms. Stratton is also member of Levy Family Partners’ Investment Committee, and has provided consulting services to several portfolio companies. Prior to joining the firm, Ms. Stratton was a Chief Financial Officer in the health care industry from September 2001 to December 2004, preceded by a senior management position at Crowe Horvath (f/k/a Crowe Chizek), an international consulting and public accounting firm. While at Crowe, Ms. Stratton developed, managed and marketed tax, business assurance and operational consulting services to the hospitality and other industries. Ms. Stratton holds a B.A. from Indiana University, post-Baccalaureate Certificate in Accounting and is a certified public accountant.

Howard B. Bernick has served on our board of directors since the closing of our initial public offering. Since November 2006, Mr. Bernick has served as the president of Bernick Advisory Limited, a private investment advisory company. Since 2009, Mr. Bernick has been a member of the board of directors and audit and compensation committees of Mead Johnson Nutrition Company, a publicly traded pediatric nutrition company. From November 1994 to November 2006, Mr. Bernick served as president, chief executive officer and a director of Alberto-Culver Company, a publicly traded global branded consumer products and beauty supply distribution company. From August 2001 through October 2008, Mr. Bernick served as a director of the Wm. Wrigley Jr. Company, a global confectionery company that was publicly traded before it was acquired by Mars, Incorporated in 2008. Since 2011, Mr. Bernick has served on the board of directors of The Duchossois Group, Inc., a private holding company with diversified business interests comprised of companies with brands in the residential security, lighting and convenience products markets and the commercial control, automation and digital media markets. Since 2011, Mr. Bernick has also served on the board of the HAVI Group LP, a private company that owns and manages a portfolio of businesses in the packaging, supply chain, and marketing industries. Mr. Bernick’s community involvement includes membership on the board of trustees of The Field Museum in Chicago and service as a director of the American Committee for the Weizmann Institute of Science and the Juvenile Diabetes Research Foundation.

Mr. Bernick is qualified to serve on our board of directors due to his global business experience as former president, chief executive officer and director of Alberto-Culver Company, his private investment advisory experience as president of Bernick Advisory Limited and his board and audit and compensation committee experience with publicly traded companies.

Craig J. Duchossois has served on our board of directors since the closing of our initial public offering. Since 1994, Mr. Duchossois has been the chief executive officer and since 1983 has been a director of The Duchossois Group, Inc., a private holding company with diversified business interests in companies with leading brands in the residential security, lighting and convenience products markets and the commercial control, automation and digital media markets. Since 2000, Mr. Duchossois has served on the board of directors of Churchill Downs Incorporated, a publicly traded company that provides horseracing, casino gaming, entertainment and online account wagering on horseracing events.

In addition, Mr. Duchossois currently holds the following leadership positions: Chairman, The Chamberlain Group, Inc.; Director, AMX LLC; Chief Executive Officer, Duchossois Capital Management and TCMC, Inc.; and Director, Amsted Industries, Inc. His not-for-profit board memberships include Culver Education Foundation, Illinois Institute of Technology, University of Chicago, Kellogg Graduate School of Management, World Business Chicago, the University of Chicago Hospitals, Executive’s Club of Chicago, Economic Club, Chicago Council on Global Affairs and the Marine Corps Scholarship Foundation. He is a member of the Chief Executive Officer’s Organization, World Presidents Organization, and the Civic Committee of the Commercial Club of Chicago. Mr. Duchossois also serves as an advisory board member for Frontenac Company and The Edgewater Funds. Mr. Duchossois is qualified to serve on our board of directors due, among other things, to his experience as a director of a publicly traded company and his executive management experience.

Mr. Duchossois holds a BBA and an MBA from Southern Methodist University. He is past-Chairman of the Board of Visitors for the United States Naval Academy.

Marc S. Simon has served on our board of directors since the closing of our initial public offering. Since February 2001, Mr. Simon has served as chief executive officer and a director of HALO Branded Solutions, Inc. (“HALO”), a private company that distributes promotional products. Mr. Simon served in the same capacities for HALO’s predecessor, HALO Industries, Inc., which was publicly traded at the beginning of Mr. Simon’s tenure until the business was sold in 2003. Mr. Simon also currently serves on the boards of Smalley Steel Ring Co., a private company that manufactures steel rings and springs, and Expert Global Solutions, Inc. (formerly NCO Group, Inc.), a private company that provides business process outsourcing services. NCO Group’s bonds were publicly traded prior to Mr. Simon joining the Board in 2011 and were retired in 2012. Mr. Simon has also served on the boards of two private holding companies during their respective periods of distress: ALC Holdings, LLC, from August 3, 2011 through November 7, 2011, and Kingpin Holdings, LLC (the holding company for AMF Bowling Worldwide, Inc.), from July 6, 2012 through July 1, 2013. From 1995 through 2001, Mr. Simon served in various roles (including chief financial officer, executive vice president and president, and as a member of the board of directors and audit committee) with APAC Customer Services, Inc., a company that provides call center outsourcing, contact center outsourcing and customer care services and which was publicly traded during Mr. Simon’s tenure. From 1992 through 1995, Mr. Simon was a director of HA-LO Industries, Inc., a publicly traded company at that time and the predecessor to HALO. Mr. Simon is also an attorney, and has been a member of the Illinois and Federal Bars since 1973. Mr. Simon has 22 years of experience in the private practice of corporate law, with an emphasis in mergers and acquisitions. Mr. Simon’s community service includes more than 20 years of service on the board of the Fraida Foundation. He is also the immediate past chairman of the board of Promotional Products Association International, the trade association for the promotional products industry. In July 2001, HA-LO Industries, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Simon successfully led HALO Industries through the bankruptcy proceedings to profitability within 10 months, paying off all secured lenders in full and making significant payments to unsecured creditors. Mr. Simon subsequently led HALO through three successful acquisitions by private equity investors. The bankruptcy court entered a final decree in 2011.

Mr. Simon is qualified to serve on our board of directors due to his prior service as a director and officer of several public and private companies, executive management experience, audit committee experience and his knowledge of and experience with corporate law. Mr. Simon holds a B.S. in accountancy and a J.D. from the University of Illinois.

Gregory G. Flynn has served on our board of directors since the closing of our initial public offering. Since 1994, Mr. Flynn has served as the chairman and chief executive officer of Flynn Properties Inc. (and its predecessors), a private company in the commercial real estate market. In addition, since 1998, Mr. Flynn has served as the chairman and chief executive officer of Flynn Restaurant Group LLC (and its predecessors), a private franchisee of restaurants. Since 2009, Mr. Flynn has been a member of the board of directors of the Applebee’s® division of Centralized Supply Chain Services, LLC, a private purchasing cooperative that negotiates purchase and distribution agreements with vendors on behalf of restaurant franchisees. Mr. Flynn’s community involvement includes membership on the board of directors of the Exploratorium® and service as a past co-chairman of the capital campaign for Schools of the Sacred Heart in San Francisco.

Mr. Flynn is qualified to serve on our board of directors due to his 19 years of experience as a chief executive officer, the knowledge of the foodservice industry that he has acquired through his experience with Flynn Restaurant Group LLC, and his service on the board of directors of the Applebee’s® division of Centralized Supply Chain Services, LLC. Mr. Flynn holds an A.B. from Brown University, an M.Lit.St. from the University of Queensland, an M.A. from Yale University, and an M.B.A. from Stanford University.

Terms of Office of Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Levy and Bernick, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Florsheim and Simon, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Ari B. Levy, Duchossois and Flynn, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We do not believe that a compensation committee is necessary prior to our initial business combination as there will be no salary, fees, or other compensation being paid to our officers or directors prior to our initial business combination other than as disclosed in the prospectus associated with our initial public offering.

Audit Committee

We established an audit committee of the board of directors prior to the consummation of our initial public offering. Messrs. Duchossois, Simon and Florsheim serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Messrs. Duchossois and Simon are independent. We have one year from the date that our securities were listed on NASDAQ to have our audit committee be comprised solely of independent members. We intend to identify one additional independent director to serve on the audit committee within one year of the closing of our initial public offering, at which time Mr. Florsheim will resign from the committee.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Simon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent auditors all relationships that the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the NASDAQ Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Howard B. Bernick, Craig J. Duchossois, Marc S. Simon and Gregory G. Flynn. In accordance with Rule 5605(e)(1)(A) of the NASDAQ Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in Section 3.2 of our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics and Audit Committee Charter

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charters as exhibits to the registration statement associated with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Other than as described below, none of our executive officers or directors has received any cash compensation for services rendered. We have agreed to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders in connection with a proposed business combination. It is unlikely that the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

We do not intend to have a compensation committee in place prior to the completion of our business combination. Lawrence F. Levy, Ari B. Levy, Steven C. Florsheim and Sophia Stratton are the managers of Levy Family Partners. Lawrence F. Levy, Ari B. Levy and Steven C. Florsheim serve on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2014, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding 18,750,000 shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Levy Acquisition Sponsor, LLC (the Sponsor)(2)(3)	3,690,000	19.68%

Lawrence F. Levy(2)(3)	3,690,000	19.68%

Ari B. Levy(2)(3)	3,690,000	19.68%

Steven C. Florsheim(2)(3)	3,690,000	19.68%

Sophia Stratton(2)(3)	3,690,000	19.68%

Howard B. Bernick(2)(4)	30,000	*

Craig J. Duchossois(2)(5)	115,000	*

Marc S. Simon(2)(6)	25,000	*

Greg Flynn(2)(7)	40,000	*

All directors and executive officers as a group (nine individuals)	3,900,000	20.80%

AQR Capital Management, LLC(8)	2,250,000	12.00%

Canton Holdings, L.L.C.(9)	1,485,000	7.92%

Davidson Kempner Capital Management LLC (10)	1,485,000	7.92%

Fir Tree Inc.(11)	1,485,000	7.92%

Mounte LLC(12)	1,400,000	7.47%

Pine River Capital Management L.P.(13)	1,000,000	5.33%

* Less than one percent.

(1)     Unless otherwise noted, the business address of each of the following is 444 North Michigan Avenue, Suite 3500, Chicago, Illinois 60611.

(2)     On August 5, 2013, the Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 17, 2013, the Sponsor transferred an aggregate of 69,000 Founder Shares to our independent directors for a price of approximately $0.006 per share. As a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering, the Initial Stockholders forfeited an aggregate of 562,500 Founder Shares on November 19, 2013, which the Company has cancelled. An aggregate of 937,500 Founder Earnout Shares will be subject to forfeiture by our Initial Stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

(3)     The manager of our Sponsor is Levy Family Partners. Lawrence F. Levy, Steven C. Florsheim, Ari B. Levy and Sophia Stratton are the managers of Levy Family Partners and, acting by majority vote, exercise voting and dispositive control over the shares held by our Sponsor. Accordingly, they may be deemed to share beneficial ownership of such shares.

(4)     Includes shares that are a part of 15,000 Units that Mr. Bernick purchased in our initial public offering through our directed unit program. The 15,000 Units that Mr. Bernick purchased in our initial public offering are held by the Howard B. Bernick Revocable Trust dated April 23, 1993.

(5)     Includes shares that are a part of 100,000 Units that Mr. Duchossois purchased in our initial public offering through our directed unit program. The 100,000 Units that Mr. Duchossois purchased in our initial public offering are held by the Craig J. Duchossois Revocable Trust UAD 9/11/1989.

(6)     Includes shares that are a part of 10,000 Units that Mr. Simon purchased in our initial public offering through our directed unit program. The Units that Mr. Simon purchased in our initial public offering are held by Mr. Simon and his spouse, Marcy Simon, as joint tenants.

(7)     Includes shares that are a part of 25,000 Units that Mr. Flynn purchased in our initial public offering through our directed unit program. The Units that Mr. Flynn purchased in our initial public offering are held by the Gregory & Julie Flynn 2002 Revocable Trust UAD 10/30/02.

(8)     According to a Schedule 13G filed with the SEC on February 11, 2014 on behalf AQR Capital Management, LLC, a Delware limited liability company (“AQR Capital”), the shares reported above include shares held by the AQR Diversified Arbitrage Fund, an open-end registered investment company. AQR Capital serves as the investment manager to the AQR Diversified Arbitrage Fund. The business address of this stockholder is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(9)     According to a Schedule 13G filed with the SEC on February 14, 2014 on behalf of Canton Holdings, L.L.C., a Delaware limited liability company (“Canton”); Archer Capital Management, L.P., a Delaware limited partnership (“Archer”), as the investment manager to certain private investment funds (the “Archer Funds”); Joshua A. Lobel, an individual and a principal of Canton; and Eric J. Edidin, an individual and a principal of Canton, all of the shares reported above are held by the Archer Funds. Canton, Archer, and Messrs. Lobel and Edidin may be deemed to be the beneficial owners of the shares reported above by virtue of the fact that they have the shared power to vote and dispose of shares that are held by the Archer Funds. The business address of this stockholder is 570 Lexington Avenue, 40th Floor, New York, New York 10022.

(10) According to a Schedule 13G filed with the SEC on November 21, 2013 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”); MHD Management Co., a New York limited partnership (“MHD”) and the general partner of DKP; MHD Management Co. GP, L.L.C., a Delaware limited liability company and the general partner of MHD; Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”); Davidson Kempner Advisers Inc., a New York corporation and the general partner of DKIP; Davidson Kempner International, Ltd., a British Virgin Islands corporation (“DKIL”); Davidson Kempner International Advisors, L.L.C., a Delaware limited liability company and the investment manager of DKIL; Davidson Kempner Capital Management LLC, a New York limited liability company (“DKCM”); and Thomas L. Kempner, Jr., Stephen M. Dowicz, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant and Morgan Blackwell, who are the managing members of DKCM, DKCM acts as investment manager to each of DKP, DKIP and DKIL either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund and is responsible for the voting and investment decisions of DKP, DKIP and DKIL. Thomas L. Kempner, Jr. and Stephen M. Dowicz, through DKCM, are responsible for the voting and investment decisions relating to the shares reported above that are held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Partners, 65 East 55th Street, 19th Floor, New York, New York 10022.

(11) According to a Schedule 13G filed with the SEC on February 13, 2014 on behalf of Fir Tree Inc., a New York corporation (“Fir Tree”), the shares reported above include shares purchased by certain private investment funds for which Fir Tree serves as the investment manager (the “Fir Tree Funds”). Fir Tree has been granted investment discretion over portfolio investments, including the shares reported above that are held by the Fir Tree Funds. The business address of this stockholder is Fir Tree Inc., 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(12) According to a Schedule 13G filed with the SEC on November 29, 2013 on behalf of Silver Rock Financial LLC, a Delaware limited liability company (“Silver Rock”), Mounte LLC, a Delaware limited liability company (“Mounte”), Ralph Finerman and Carl Meyer, Silver Rock is the record holder of 1,000,000 of the shares reported above, and Mounte is the record holder of 400,000 of the shares reported above. Mr. Finerman is the manager of each of Silver Rock and Mounte and, in this capacity, has the power to vote and dispose of the shares held by each of Silver Rock and Mounte. As such, Mr. Finerman may be deemed to share beneficial ownership of all of the shares of the Company’s common stock that are held by Silver Rock and Mounte. Mr. Meyer is the Chief Investment Officer of Silver Rock and has the power to vote and dispose of the shares held by each of Silver Rock and Mounte. As such, Mr. Meyer may be deemed to share beneficial ownership of all of the shares reported above that are held by Silver Rock and Mounte. Silver Rock is managed by a management committee consisting of four individuals: Mr. Finerman, Jeffrey Green, Stanley Maron and Richard Sandler. The Silver Rock management committee has the power to vote and dispose of the shares held by Silver Rock by approval of a majority of the management committee. Mr. Sandler is also a trustee of certain trusts which, together, hold a majority of the membership interests of Silver Rock. In such capacities, each of the foregoing individuals may be deemed to share beneficial ownership of the shares of common stock held by Silver Rock. The business address of this stockholder is 1250 Fourth Street, Santa Monica, California 90401.

(13) According to a Schedule 13G filed with the SEC on February 3, 2014 on behalf of Brian Taylor, Pine River Capital Management L.P., a Delaware limited partnership (“Pine River”) and Pine River Master Fund Ltd., Brian Taylor and Pine River share voting and investment power over the shares reported above. The business address of this stockholder is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founder Shares

On August 5, 2013, our Sponsor purchased 4,312,500 Founder Shares for $25,000, or approximately $0.006 per share. On October 17, 2013, our Sponsor transferred 17,250 Founder Shares to each of Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (our independent directors), each of whom paid a purchase price of $100 for their respective shares (the same per-share purchase price initially paid by our Sponsor). Our independent directors also purchased an aggregate of 150,000 Units in our initial public offering through our directed unit program. On November 19, 2013, the Initial Stockholders forfeited an aggregate of 562,500 Founder Shares. As a result, the Initial Stockholders own 20.80% of the Company’s issued and outstanding shares.

In addition, 937,500 Founder Shares, representing 5.0% of the Company’s issued and outstanding shares, are subject to forfeiture by the Initial Stockholders under certain conditions described in this report.

Our Initial Stockholders have agreed that, subject to certain limited exceptions described in the prospectus associated with our initial public offering, the Founder Shares may not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, and (ii) the Initial Stockholders have agreed to waive their redemption rights in connection with the Business Combination with respect to the Founder Shares and to waive their redemption rights with respect to the Founder Shares if we fail to complete a business combination by August 19, 2015 (or November 19, 2015, as applicable).

Voting — If we seek stockholder approval of a business combination, the Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of the business combination.

Liquidation — Although the Initial Stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares they may own.

Private Placement Warrants

Our Sponsor purchased an aggregate of 4,750,000 Private Placement Warrants at a price of $1.00 per warrant (a purchase price of $4.75 million), in a private placement that occurred simultaneously with the completion of our initial public offering. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from our initial public offering held in the Trust Account pending completion of our initial business combination. Immediately after the closing of the private placement, the Sponsor transferred 15,000 Private Placement Warrants at no charge to each of Messrs. Bernick, Duchossois, Flynn and Simon (our independent directors) and 30,000 Private Placement Warrants at no charge to Mr. Wallach (our Vice President of Acquisitions).

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination and will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units sold in our initial public offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants sold as part of the Units in our initial public offering and have no net cash settlement provisions.

If we do not complete an initial business combination, then the proceeds from the sale of the Private Placement Warrants will be part of the liquidating distribution to the public stockholders, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Sponsor Loans

The Sponsor also agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to our initial public offering. The loan was payable, without interest, on the completion of our initial public offering. From inception through November 19, 2013, the Sponsor loaned a total of $254,388 to the Company. The majority of the then outstanding balance on the Note was repaid on November 19, 2013. On November 24, 2013, the Company entered into an Amended and Restated Promissory Note, which increased the aggregate principal amount of the Note to $255,000. The unpaid principal balance of the Note became due and payable, at the option of the Sponsor, on November 19, 2013, the date on which we completed our initial public offering. On November 25, 2013, the Company repaid the unpaid balance of the Note.

Administrative Services

We have entered into an Amended and Restated Administrative Services Agreement with Levy Family Partners, LLC, pursuant to which we will pay Levy Family Partners, LLC a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on our behalf. Upon completion of our initial business combination or the Company’s liquidation, we will cease paying these monthly fees.

Other Potential Conflicts

Each of our executive officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present acquisition opportunities to such entity. Accordingly, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially undermine our ability to complete our business combination.

In particular, all of our executive officers have fiduciary duties to Levy Family Partners and may have fiduciary duties to certain companies in which Levy Family Partners or its affiliates have invested. However, we do not expect these duties to present a significant actual conflict of interest with our search for an initial business combination because Levy Family Partners and the companies in which it or its affiliates holds investments typically invest less than $25 million, while our initial business combination must be with a company or companies whose fair market value is at least equal to 80% of the balance in the Trust Account (less the deferred underwriting commissions and taxes payable on the income earned on the Trust Account), which initially would be approximately $120,000,000. In addition, in order to minimize potential conflicts, or the appearance of conflicts, which may arise from this affiliation, Levy Family Partners has granted us a “right of first refusal” with respect to an acquisition of 50% or more of the outstanding voting securities of any company or business whose fair market value is at least equal to 80% of the balance of the Trust Account (less the deferred underwriting discounts and commissions and taxes payable) at such time, which is the minimum size of a target business for our initial business combination. Pursuant to this right of first refusal, Levy Family Partners has agreed that it will provide written notice of any investment or purchase opportunity in a company meeting these criteria to a committee of our independent directors for our review and that it will not enter into any agreement to purchase or invest in such company for 90 days once written notice has been given. This right of first refusal will expire upon the earlier of (i) our consummation of an initial business combination or (ii) 24 months after the consummation of our initial public offering, or November 19, 2015. Furthermore, we have agreed that any target company with respect to which Levy Family Partners has initiated any contacts or entered into any discussions, formal or informal, or negotiations regarding such company’s acquisition prior to the completion of our initial public offering will not be a potential acquisition target for us, unless Levy Family Partners declines to pursue an investment in such company and notifies us in writing.

Each of our officers and directors may become involved with subsequent blank check companies similar to our Company, although they have agreed not to participate in the formation of, or become an officer or director of, any blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 19, 2015 or November 19, 2015, as applicable. Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	Our Sponsor purchased Founder Shares prior to our initial public offering. Our Sponsor also purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the consummation of our initial business combination. Additionally, our Sponsor has agreed to waive its redemption rights with respect to its Founder Shares if we fail to consummate our initial business combination by August 19, 2015 (or November 19, 2015, as applicable). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our Public Shares, and the Private Placement Warrants will expire worthless. The Founder Shares have been placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, these shares will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our business combination, (i) the last sale price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the common stock underlying such warrants will not be transferable, assignable or salable until 30 days after the completion of our initial business combination. Accordingly, our officers and directors who directly or indirectly own Founder Shares or Private Placement Warrants may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to our Company or any of our officers or directors, or any of their respective affiliates.

In addition, we are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA that our initial business combination is fair to our Company from a financial point of view.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

If we submit our initial business combination to our public stockholders for a vote, our Initial Stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after our initial public offering in favor of our initial business combination.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which, in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Bernick, Duchossois, Simon and Flynn are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rothstein Kass acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein Kass for services rendered.

Audit Fees

Fees paid or payable for our independent registered public accounting firm were approximately $46,134 for the services it performed in connection with this report and our initial public offering, including review of our registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Tax Fees

We have not incurred any fees for tax services.

All Other Fees

There have been no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was not formed until November 13, 2013. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

Reference is made to the Index to Financial Statements of the Company under Item 8 of Part II.

(2)	Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits

Exhibit Number	Description

1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on November 12, 2013.)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.1(a)	Promissory Note, dated August 5, 2013, issued to Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.1(b)	Amended and Restated Promissory Note, dated November 24, 2013, issued to Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 25, 2013).

10.2(a)	Letter Agreement among the Company; Levy Acquisition Sponsor, LLC; Lawrence F. Levy; Ari B. Levy; Steven C. Florsheim; Levy Family Partners, LLC; Claire P. Murphy, as trustee of the Steven Florsheim 2003 Investment Trust; Claire P. Murphy, as trustee of the Ari Levy 2003 Investment Trust; Claire P. Murphy, as trustee of the Andrew Florsheim 2003 Investment Trust; Claire P. Murphy, as trustee of the Robert Florsheim 2003 Investment Trust; Michael Wallach; Sophia Stratton; Claire Murphy; Tim Won; Adam Cummis; and Andrew Feldman, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(b)	Letter Agreement between the Company and Howard B. Bernick, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(c)	Letter Agreement between the Company and Craig J. Duchossois, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(d)	Letter Agreement between the Company and Greg Flynn, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(d) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(e)	Letter Agreement between the Company and Marc S. Simon, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(e) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.3	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.4	Private Placement Warrants Assignment Agreement, dated November 19, 2013, by and between Levy Acquisition Sponsor, LLC and Michael R. Wallach (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 25, 2013).

10.5	Registration Rights Agreement among the Company, Levy Acquisition Sponsor, LLC and the Holders signatory thereto, dated as of November 13, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.6	Securities Purchase Agreement, dated August 5, 2013, between the Company and Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.7	Private Placement Warrants Purchase Agreement, dated August 5, 2013, between the Company and Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013.)

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.9	Securities Assignment Agreement, dated October 17, 2013, among Levy Acquisition Sponsor, LLC, Howard Bernick, Marc Simon, Craig Duchossois and Greg Flynn (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 28, 2013.)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

24*	Power of Attorney (included on signature page of this report).

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2014	LEVY ACQUISITION CORP.

	By:	/s/ Lawrence F. Levy
Name: Lawrence F. Levy
Title: Chairman and Chief Executive Officer and Director

POWER OF ATTORNEY

The undersigned directors and officers of Levy Acquisition Corp. hereby constitute and appoint each of Steven C. Florsheim and Sophia Stratton, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/s/ Lawrence F. Levy	Chairman and Chief Executive Officer and Director	March 31, 2014
Lawrence F. Levy	(Principal Executive Officer)

/s/ Ari B. Levy	President and Chief Investment Officer and Director	March 31, 2014
Ari B. Levy

/s/ Steven C. Florsheim	Executive Vice President and Chief Acquisitions Officer and Director	March 31, 2014
Steven C. Florsheim

/s/ Sophia Stratton	Chief Financial Officer and Treasurer	March 31, 2014
Sophia Stratton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard B. Bernick	Director	March 31, 2014
Howard B. Bernick

/s/ Craig J. Duchossois	Director	March 31, 2014
Craig J. Duchossois

/s/ Marc S. Simon	Director	March 31, 2014
Marc S. Simon

/s/ Greg Flynn	Director	March 31, 2014
Greg Flynn

S-1

ITEM 16.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Levy Acquisition Corp.

We have audited the accompanying balance sheet of Levy Acquisition Corp. (a corporation in the development stage) (the “Company”), as of December 31, 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for period from August 2, 2013 (inception) to December 31, 2013. Levy Acquisition Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levy Acquisition Corp. (a corporation in the development stage) as of December 31, 2013, and the results of its operations and its cash flows for the period from August 2, 2013 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Boston, Massachusetts

March 24, 2014

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

BALANCE SHEET

December 31, 2013

ASSETS
Current assets:
Cash	$1,078,466
Prepaid expenses	7,908
Prepaid insurance	101,485
Total current assets	1,187,859
Noncurrent assets:
Prepaid insurance	59,199
Investments held in trust	150,035,663
Total assets	$151,282,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$25,448
Accrued operating expenses and accounts payable	45,697
Total current liabilities	71,145
Deferred underwriter compensation	5,250,000
Total liabilities:	5,321,145

Commitment and contingencies:

Common stock subject to possible redemption: 14,096,157 shares (at redemption value)	140,961,566

Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized: none issued and outstanding	-
Common stock, $.0001 par value, 400,000,000 shares authorized; 4,653,843 shares issued and outstanding	465
Additional paid-in capital	4,999,545
Deficit accumulated during the development stage	-
Total stockholders’ equity	5,000,010
Total liabilities and stockholders’ equity	$151,282,721

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the Period from August 2, 2013 (inception) to December 31, 2013

Revenue	$-
Formation, general & administrative costs	117,124
Loss from operations	(117,124)
Other income (expense):
Interest income	35,663
State franchise taxes, other than income taxes	(25,448)
Total other income	10,215
Loss before income tax expense	(106,909)
Income tax expense	(12,482)
Net loss attributable to common shares	(119,391)

Weighted average number of common shares outstanding, excludes shares subject to possible redemption - basic and diluted	4,409,368
Net loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.03)

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from August 2, 2013 (inception) to December 31, 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity

Sale of common stock issued to initial stockholder on August 5, 2013 at approximately $0.006 per share	4,312,500	431	24,569	$-	25,000

Sale on November 19, 2013 of 15,000,000 units at $10 per unit	15,000,000	1,500	149,998,500		150,000,000

Underwriters’ discount and offering expenses			(8,694,033)		(8,694,033)

Sale on November 19, 2013 of 4,750,000 private placement warrants			4,750,000		4,750,000

Proceeds subject to possible redemption of 14,108,096 ordinary shares	(14,108,096)	(1,411)	(141,079,546)		(141,080,957)

Sponsor shares forfeited	(562,500)	(56)	56

Change in proceeds subject to possible redemption of 11,939 ordinary shares at redemption value	11,939	1	(1)	119,391	119,391

Net loss attributable to ordinary shares not subject to possible redemption				(119,391)	(119,391)

Balances, at December 31, 2013 (audited)	4,653,843	465	4,999,545	$-	5,000,010

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the Period from August 2, 2013 (inception) to December 31, 2013

Cash flows from operating activities:
Net loss attributable to common shares	$(119,391)
Changes in operating assets and liabilities
Accrued interest income	(35,663)
Accrued expenses	45,697
Prepaid insurance	(160,684)
Prepaid expenses	(7,908)
Franchise tax payable	25,448
Net cash used in operating activities	(252,501)
Cash flows from investing activities:
Principal deposited in Trust Account	(150,000,000)
Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	25,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	147,000,000
Net proceeds from private placement warrants	4,750,000
Payment of offering expenses	(444,033)
Net cash provided by financing activities	151,330,967
Net increase in cash	1,078,466
Cash at beginning of the period	-
Cash at end of the period	$1,078,466

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$5,250,000

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Levy Acquisition Corp. (the “Company”), a corporation in the development stage, was incorporated in Delaware on August 2, 2013.

Sponsor

The Company’s sponsor is Levy Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). Members of the Sponsor include Sophia Stratton, the Company’s Chief Financial Officer and Treasurer; Claire P. Murphy, the Company’s General Counsel and Corporate Secretary; Michael R. Wallach, the Company’s Vice President of Acquisitions; and Adam Cummis, the Company’s Vice President of Restaurants and Hospitality. In addition, Ari B. Levy, the Company’s President and Chief Investment Officer and a member of the Company’s Board of Directors, and Steven C. Florsheim, the Company’s Executive Vice President and Chief Acquisitions Officer and a member of the Company’s Board of Directors, are beneficiaries of trusts that are members of the Sponsor. The managing member of the Sponsor is Levy Family Partners, LLC (“Levy Family Partners”). Lawrence F. Levy, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, Steven C. Florsheim, Ari B. Levy and Sophia Stratton are the managers of Levy Family Partners.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, or ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully affect a Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 3) was declared effective by the United States Securities and Exchange Commission on November 13, 2013. On August 5, 2013, the Sponsor agreed to purchase simultaneously with the closing of the Public Offering $4,750,000 of warrants in a private placement (Note 4).

Upon the closing of the Public Offering and the private placement, $150,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

The Trust Account can be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of this offering but has not completed the Business Combination within such 21-month period (subject to the requirements of law).

Business Combination

A Business Combination is subject to the following size, focus and stockholder approval provisions.

Size/Control — The Company’s Business Combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company will not complete a Business Combination unless it acquires a controlling interest in a target company or is otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses will initially be focused on businesses in the restaurant and hospitality sectors, but the Company may pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

Liquidation

If the Company does not complete a Business Combination by August 19, 2015, or November 19, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination on or prior to August 19, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 3).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from August 2, 2013 (inception) to December 31, 2013, the effect of the 7,500,000 warrants issued in the initial public offering and 4,750,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share, because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at December 31, 2013, offering costs totaling approximately $8,694,000 (including $7,903,000 in underwriter’s fees, which is net of reimbursable expenses) have been charged to stockholders’ equity.

Development Stage Company

The Company complies with the reporting requirements of ASC 915, “Development Stage Entities.” At December 31, 2013, the Company has not commenced any operations nor generated revenue to date. All activity through December 31, 2013 relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

Redeemable Common Stock

As discussed in Note 1, all of the 15,000,000 common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at December 31, 2013, 14,096,157 of the 15,000,000 Public Shares were classified outside of permanent equity at its redemption value.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of December 31, 2013. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2013. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

Public Units

On November 19, 2013, the Company sold 15,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock.

Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than 15 business days after the closing of the Company’s Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

The Company paid an upfront underwriting discount of $0.20 per unit ($3,000,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discounts paid at the closing of $3,000,000, or a total Deferred Discount of $5,250,000 ($0.35 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

The underwriters paid the Company $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering which was recorded in additional paid in capital in the accompanying balance sheet.

4. Related Party Transactions

Founder Shares

On August 5, 2013, the Sponsor purchased 4,312,500 shares of common stock (the “Founder Shares”) for $25,000, or approximately $0.006 per share. On October 17, 2013, the Sponsor transferred 17,250 Founder Shares to each of Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), each of whom paid a purchase price of $100 for their respective shares (the same per-share purchase price initially paid by the Sponsor).

The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

On November 19, 2013, the Company’s initial stockholders forfeited an aggregate of 562,500 Founder Shares, so that the initial stockholders, consisting of the Sponsor and Messrs. Bernick, Duchossois, Flynn and Simon, own 20.8% of the Company’s issued and outstanding shares after the Public Offering.

In addition, 937,500, Founder Shares, representing 5.0% of the Company’s issued and outstanding shares after the Public Offering, are subject to forfeiture by the Sponsor under certain conditions described in the prospectus associated with the Public Offering (the “Prospectus”).

The Founder Shares have been placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions discussed in the Prospectus, the Founder Shares may not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of the Business Combination or earlier if, subsequent to the Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, (ii) all of the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of the Business Combination and (iii) all of the initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination by August 19, 2015, or November 19, 2015 (as applicable), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares that they hold if the Company fails to complete the Business Combination within the prescribed time frame.

Voting — If the Company seeks stockholder approval of a Business Combination, the initial stockholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

Liquidation — Although the initial stockholders and their permitted transferees will waive their redemption rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to redemption rights with respect to any Public Shares that they may own.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 4,750,000 warrants at a price of $1.00 per warrant (a purchase price of $4.75 million), in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering held in the Trust Account pending completion of the Company’s Business Combination. Immediately after the closing of the private placement, the Sponsor transferred 15,000 Private Placement Warrants at no charge to each of Messrs. Bernick, Duchossois, Flynn and Simon and 30,000 Private Placement Warrants at no charge to Mr. Wallach.

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants being sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares and Private Placement Warrants will hold registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities for sale under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the costs and expenses of filing any such registration statements.

Directed Unit Program

The Company’s independent directors also purchased an aggregate of 150,000 Public Units in the Public Offering through the Company’s directed unit program.

Sponsor Loans

The Sponsor also agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The loan was payable without interest on the completion of the Public Offering. From inception through November 19, 2013, the Sponsor loaned a total of $254,388 to the Company. The majority of the then outstanding balance on the Note was repaid on November 19, 2013. On November 24, 2013, the Company amended and restated the terms of the Note. The amended terms increased the aggregate total permitted under the Note to $255,000. The remaining terms of the Note were substantially the same as the original. The unpaid principal balance of the Note was due and payable upon the earlier of February 1, 2014 or the consummation of a public offering of the Company's securities. On November 19, 2013, the Company completed its Public Offering making the entire unpaid amount immediately due at the option of the Sponsor. The Sponsor was repaid the remaining balance on November 25, 2013.

Administrative Services

The Company has entered into an Amended and Restated Administrative Services Agreement with Levy Family Partners, LLC, pursuant to which the Company will pay Levy Family Partners, LLC a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

5. Deferred Underwriting Compensation

The Company is committed to pay the Deferred Discount totaling $5,250,000, or 3.5% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

6. Trust Account

A total of $150,000,000, which includes $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of December 31, 2013, the balance in the Trust Account was $150,035,663. The Trust Account assets will be maintained until the earlier of (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of December 31, 2013, investment securities in the Company’s Trust Account consist of $150,034,983 in United States Treasury Bills and $680 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. At December 31, 2013, the carrying amount held in trust is stated at its fair value, which approximates amortized cost.

7.	Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:

Investments held in Trust:	$150,035,663	$150,035,663	$-	$-

8. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2013, there were 18,750,000 shares of common stock outstanding, including 14,096,157 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2013, there were no preferred shares issued or outstanding.

9. Quarterly Financial Results (Unaudited)

The following table sets forth certain unaudited quarterly results of operations of the Company for the period from August 2, 2013 (inception) to December 31, 2013. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

Description	September 30, 2013	December 31, 2013

Revenue:	$-	$-

Gross profit:	-	-

Net loss attributable to common stockholders:	(15,884)	(103,507)

Net loss per common share outstanding, excludes shares subject to possible redemption, basic and diluted:	-	(.03)

