Form 10-Q
period 2014-03-31
Levy Acquisition Corp
filed 2014-05-14
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36197

LEVY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	46-3340980
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

444 North Michigan Avenue, Suite 3500, Chicago, IL 60611

(312) 267-4190

(Address, including zip code, and telephone number, including area code,

of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of May 13, 2014, there were 18,750,000 shares of the registrant’s common stock issued and outstanding.

LEVY ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

(unaudited)

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS:
Current assets:
Cash	$896,358	$1,078,466
Prepaid expenses	24,663	7,908
Prepaid insurance	101,485	101,485
Total current assets	1,022,506	1,187,859

Noncurrent assets:
Prepaid insurance	33,828	59,199
Investments held in trust	150,047,786	150,035,663
Total assets	$151,104,120	$151,282,721
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Franchise tax payable	$45,000	$25,448
Accrued operating expenses and accounts payable	90,702	45,697
Total current liabilities	135,702	71,145
Deferred underwriter compensation	5,250,000	5,250,000
Total liabilities	5,385,702	5,321,145
Commitment and contingencies:
Common stock subject to possible redemption: 14,071,841 and 14,096,157 shares (at redemption value) as of March 31, 2014 and December 31, 2013, respectively	140,718,408	140,961,566

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,678,159 and 4,653,843 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	468	465
Additional paid-in capital	4,999,542	4,999,545
Deficit accumulated during the development stage	-	-
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$151,104,120	$151,282,721

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	Three Months Ended March 31, 2014	Period from August 2, 2013 (inception) to March 31, 2014
Revenue	$—	$—
Formation, general & administrative costs	210,282	327,406
Loss from operations	(210,282)	(327,406)
Other income (expense):
Interest income	12,124	47,787
State franchise taxes, other than income taxes	(45,000)	(70,448)
Total other income	(32,876)	(22,661)
Loss before income tax expense	(243,158)	(350,067)
Income tax expense	—	(12,482)
Net loss attributable to common shares	$(243,158)	$(362,549)

Weighted average number of common shares outstanding, excludes shares subject to possible redemption - basic and diluted	4,678,159	4,511,011
Net loss per common share, excludes shares subject to possible redemption – basic and diluted	$(.05)	$(.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from August 2, 2013 (inception) to March 31, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on August 5, 2013 at approximately $0.006 per share	4,312,500	$431	$24,569	$—	$25,000

Sale on November 19, 2013 of 15,000,000 units at $10 per unit	15,000,000	1,500	149,998,500		150,000,000

Underwriters’ discount and offering expenses			(8,694,033)		(8,694,033)

Sale on November 19, 2013 of 4,750,000 private placement warrants			4,750,000		4,750,000

Proceeds subject to possible redemption of 14,108,096 ordinary shares	(14,108,096)	(1,411)	(141,079,546)		(141,080,957)

Sponsor shares forfeited	(562,500)	(56)	56

Change in proceeds subject to possible redemption of 11,939 ordinary shares at redemption value	11,939	1	(1)	119,391	119,391

Net loss attributable to ordinary shares not subject to possible redemption				(119,391)	(119,391)

Balances as of December 31, 2013	4,653,843	$465	$4,999,545	$—	$5,000,010

Change in proceeds subject to possible redemption of 24,316 ordinary shares at redemption value	24,316	3	(3)	243,158	243,158

Net loss attributable to ordinary shares not subject to possible redemption				(243,158)	(243,158)

Balances as of March 31, 2014	4,678,159	$468	$4,999,542	$—	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2014	Period from August 2, 2013 (inception) to March 31, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(243,158)	$(362,549)
Changes in operating assets and liabilities
Accrued interest income	(12,124)	(47,787)
Accrued expenses	45,006	90,702
Prepaid insurance	25,371	(135,312)
Prepaid expenses	(16,755)	(24,663)
Franchise tax payable	19,552	45,000
Net cash used in operating activities	(182,108)	(434,609)
Cash flows from investing activities:
Principal deposited in Trust Account	—	(150,000,000)
Cash flow from financing activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	—	147,000,000
Net proceeds from private placement warrants	—	4,750,000
Payment of offering expenses	—	(444,033)
Net cash provided by financing activities	—	151,330,967
Net increase (decrease) in cash	(182,108)	896,358
Cash at beginning of the period	1,078,466	—
Cash at end of the period	$896,358	$896,358

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$-	$5,250,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation of Interim Financial Information

The accompanying unaudited interim financial statements of Levy Acquisition Corp. (a corporation in the development stage) (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2. Organization and Business Operations

Incorporation

The Company was incorporated in Delaware on August 2, 2013.

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

Business Purpose

The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination, one or more operating businesses or assets that the Company has not yet identified (“Business Combination”). The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification, or ASC, 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

The Company’s management has broad discretion with respect to the Business Combination. However, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

The registration statement for the Company’s initial public offering (the “Public Offering”) (as described in Note 4) was declared effective by the SEC on November 13, 2013. On August 5, 2013, the Sponsor agreed to purchase simultaneously with the closing of the Public Offering $4,750,000 of warrants in a private placement (Note 5). On November 19, 2013, the Company consummated the Public Offering and the private placement of warrants.

Approximately $150,000,000 of the proceeds of the Public Offering and private placement was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete a Business Combination within 21 months from the closing of the Public Offering, or 24 months from the closing of the Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination within 21 months from the closing of the Public Offering but has not completed the Business Combination within such 21-month period (subject to the requirements of law).

Business Combination

A Business Combination is subject to the following size, focus and stockholder approval provisions:

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

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity.”

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

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

3. Significant Accounting Policies

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share.” Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from August 2, 2013 (inception) to March 31, 2014, the effect of the 7,500,000 warrants issued in the Public Offering and 4,750,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share, because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at March 31, 2014, offering costs totaling approximately $8,694,000 (including $7,903,000 in underwriter’s fees, which is net of reimbursable expenses) have been charged to stockholders’ equity.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At March 31, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through March 31, 2014 relates to the Company’s formation and the Public Offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

Redeemable Common Stock

As discussed in Note 2, all of the 15,000,000 common shares sold as part of a unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at March 31, 2014, 14,071,841 of the 15,000,000 public shares were classified outside of permanent equity at its redemption value.

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

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities and has been since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. Public Offering

Public Units

On November 19, 2013, the Company sold 15,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Public Unit consists of one share of common stock of the Company, $0.0001 par value per share (the “Public Shares”), and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock.

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

The underwriters paid the Company $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering which was recorded in additional paid in capital in the accompanying interim balance sheets.

Public Warrant Terms and Conditions

Exercise Conditions— Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the expiration of the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period.

Registration Risk—The Company has agreed to use its best efforts to file and have an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants. The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the Public Warrants is then effective and a prospectus relating thereto is current. No Public Warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a Public Warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the Public Warrants. Additionally, in the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

Accounting— Because the Company is not required to net cash settle the Public Warrants, the Public Warrants will be recorded at fair value and classified within stockholders’ equity as “Additional paid-in capital” upon their issuance in accordance with FASB ASC 815-40.

5. Related Party Transactions

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

The Founder Shares are identical to the common stock included in the units sold in the Public Offering, except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Liquidation — Although the initial stockholders and their permitted transferees have agreed to waive their rights to liquidating distributions with respect to the Founder Shares if the Company fails to complete a Business Combination within the prescribed time frame, they will be entitled to receive liquidating distributions with respect to any Public Shares that they may own.

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

The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions.

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

Directed Unit Program

The Company’s independent directors also purchased an aggregate of 150,000 units in the Public Offering through the Company’s directed unit program.

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

Administrative Services

The Company has entered into an Amended and Restated Administrative Services Agreement with Levy Family Partners, pursuant to which the Company will pay Levy Family Partners a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who work on the Company’s behalf. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

6. Trust Account

A total of $150,000,000, which includes $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of March 31, 2014, the balance in the Trust Account was $150,047,786. The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

As of March 31, 2014, investment securities in the Company’s Trust Account consist of $150,047,107 in United States Treasury Bills and $679 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2014 and December 31, 2013 are as follows:

Held-to-maturity:	Carrying Amount	Gross Unrealized Holdings Gains (Losses)	Fair Value

U.S. Treasury Securities – March 31, 2014	$150,067,178	$(20,071)	$150,047,107

U.S. Treasury Securities – December 31, 2013	150,035,663	-	150,035,663

7.	Fair Value Measurements

The Company has adopted FASB ASC 820, “Fair Value Measurement” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of FASB ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:

Investments held in Trust:	$150,047,786	$150,047,786	$-	$-

8. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2014, there were 18,750,000 shares of common stock outstanding, including 14,071,841 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2014, there were no preferred shares issued or outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Levy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Levy Acquisition Sponsor, LLC, a Delaware limited liability company. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 and “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 7 of our Annual Report on Form 10-K filed with the SEC on March 31, 2014. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on August 2, 2013 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries or sectors that complement our management team’s background, and to capitalize on the ability of our management team to identify, acquire and operate a business in these industries or sectors. We believe that our management team is well positioned to take advantage of investment opportunities in the restaurant and hospitality sectors, and that our contacts and sources in these sectors will allow us to generate attractive acquisition opportunities. Although we do not intend to enter into a business combination with a target business that is affiliated with our Sponsor, our directors or our executive officers, we are not prohibited from doing so. Under our amended and restated certificate of incorporation, we are not permitted to effectuate our business combination with another blank check company or similar company with nominal operations. We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt. Upon the closing of the Public Offering and the sale of the Private Placement Warrants, $150,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Results of Operations

Through March 31, 2014, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account.

For the three-month period ended March 31, 2014, we had a net loss of $243,158 and incurred and accrued no additional costs with regard to the Public Offering.

We must complete a Business Combination within 21 months from the closing of the Public Offering (August 19, 2015), or 24 months from the closing of the Public Offering (November 19, 2015) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of the Public Offering but have not completed the Business Combination within such 21-month period (subject to the requirements of law). We believe that we have sufficient funds available to complete a Business Combination with an operating business within the allotted time frame.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $896,358. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and loans made by the Sponsor to the Company under an unsecured promissory note (the “Note”).

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Public Unit consists of one share of common stock of the Company, $0.0001 par value per share, and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,750,000 million. In addition, the underwriters of the Public Offering paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering (the “Reimbursement”). We received net proceeds from the Public Offering, the sale of the Private Placement Warrants and the Reimbursement of approximately $151,000,000, net of the non-deferred portion of the underwriting commissions of $3,000,000 and offering costs and other related expenses of approximately $750,000. No additional offering or offering related costs were incurred or accrued during the three-month period ended March 31, 2014. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of March 31, 2014, $150,047,786 was held in the Trust Account (including $5,250,000 of deferred underwriting discounts and commissions and $4,750,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $896,358 and approximately $135,702 in accounts payable and accrued expenses, including accrued franchise tax payable. Through March 31, 2014, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

The funds available outside the Trust Account may not be sufficient to locate, conduct due diligence, structure, negotiate and close a Business Combination. If we are required to seek additional capital, we would need to borrow funds from the Sponsor or the Company’s management team to operate or may be forced to liquidate. Neither the Sponsor nor the Company’s management team is under any obligation to advance funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of a Business Combination. If we are unable to complete a Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. For the three-month period ended March 31, 2014, the Company paid $75,000 under this agreement.

Critical Accounting Policies

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

Cash Held in Trust

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2014, the balance in the Trust Account was $150,047,786, which includes $47,787 of amortized interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 4,678,159 for the three-month period ended March 31, 2014 takes into effect the 4,312,500 shares issued on August 5, 2013 to the Sponsor; the aggregate of 69,000 shares transferred by the Sponsor to Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), on October 17, 2013; 15,000,000 shares sold in our Public Offering and outstanding since November 19, 2013; and the aggregate of 562,500 Founder Shares forfeited by the Company’s initial stockholders on November 19, 2013 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our Public Offering. The 12,250,000 warrants related to our Public Offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable Business Combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the Trust Account may be invested by the trustee only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2014, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Prior to the consummation of the Public Offering, on August 5, 2013, the Sponsor purchased 4,312,500 Founder Shares for $25,000, or approximately $0.006 per share. On October 17, 2013, the Sponsor transferred 17,250 Founder Shares to each of the Company’s independent directors, each of whom paid a purchase price of $100 for their respective shares (the same per-share purchase price initially paid by the Sponsor). Our independent directors also purchased an aggregate of 150,000 units in the Public Offering through our directed unit program. On November 19, 2013, as a result of the underwriters’ election not to exercise the over-allotment option in connection with our initial public offering, the Company’s initial stockholders forfeited an aggregate of 562,500 Founder Shares, consisting of a forfeiture of 2,250 Founder Shares by each of Messrs. Bernick, Duchossois, Flynn and Simon, and a forfeiture of 553,500 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor was left with 3,690,000 Founder Shares, and each of Messrs. Bernick, Duchossois, Flynn and Simon were left with 15,000 Founder Shares, so that there were 3,750,000 Founder Shares outstanding. 937,500 Founder Shares (the “Founder Earnout Shares”) will be subject to forfeiture by our initial stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination, unless, following our initial business combination, the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors, and the so-called 4(a)(1-½) exemption.

Use of Proceeds from our Public Offering

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit, with each unit consisting of one share of our common stock and one-half of one warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of our common stock. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 21-month (or 24-month) period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-191587). The SEC declared the registration statement effective on November 13, 2013.

We paid a total of $3,000,000 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the Public Offering. In addition, Citigroup Global Markets Inc. paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering. Citigroup Global Markets Inc. also agreed to defer $5,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of the Business Combination if consummated. We also repaid our Sponsor $254,388 in satisfaction of an outstanding promissory note after the closing of the Public Offering.

Simultaneously with the consummation of the Public Offering, we consummated the private sale of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,750,000. Immediately after the closing of the private placement, the Sponsor transferred 15,000 Private Placement Warrants at no charge to each of Messrs. Bernick, Duchossois, Flynn and Simon and 30,000 Private Placement Warrants at no charge to Michael R. Wallach (our Vice President of Acquisitions). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,250,000 in underwriting discounts and commissions, which amount will be payable if the Business Combination is consummated) and the estimated offering expenses, the total net proceeds from the Public Offering, the private placement of Private Placement Warrants and the Reimbursement was approximately $151,000,000, of which $150,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Document.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVY ACQUISITION CORP.

Date: May 14, 2014

/s/ Lawrence F. Levy
Name: Lawrence F. Levy
Title: Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ Sophia Stratton
Name: Sophia Stratton
Title: Chief Financial Officer and Treasurer (principal financial officer)

