Form 10-Q
period 2014-09-30
Levy Acquisition Corp
filed 2014-11-14
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or
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

Yes ☑ No ☐

As of November 13, 2014, there were 18,750,000 shares of the registrant’s common stock issued and outstanding.

LEVY ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Balance Sheets

(unaudited)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS:
Current assets:
Cash	$519,825	$1,078,466
Prepaid expenses	4,000	7,908
Prepaid insurance	84,571	101,485
Total current assets	608,396	1,187,859

Noncurrent assets:
Prepaid insurance	-	59,199
Investments held in trust	150,045,323	150,035,663
Total assets	$150,653,719	$151,282,721
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Franchise tax payable	$119,731	$25,448
Accrued operating expenses and accounts payable	115,548	45,697
Total current liabilities	235,279	71,145
Deferred underwriter compensation	5,250,000	5,250,000
Total liabilities	5,485,279	5,321,145
Commitment and contingencies:
Common stock subject to possible redemption: 14,016,843 and 14,096,157 shares (at redemption value) as of September 30, 2014 and December 31, 2013, respectively	140,168,430	140,961,566

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,733,157 and 4,653,843 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	473	465
Additional paid-in capital	5,912,063	5,118,936
Deficit accumulated during the development stage	(912,526)	(119,391)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$150,653,719	$151,282,721

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Operations

(unaudited)

	Three Months Ended September 30, 2014	Period from August 2, 2013 (inception) to September 30, 2013	Nine Months Ended September 30, 2014	Period from August 2, 2013 (inception) to September 30, 2014
Revenue	$—	$—	$—	$—
Formation, general & administrative costs	222,286	15,844	699,045	816,169
Loss from operations	(222,286)	(15,844)	(699,045)	(816,169)
Other income (expense):
Interest income	10,660	—	50,428	86,091
State franchise taxes, other than income taxes	(45,000)	—	(135,000)	(160,448)
Total other income	(34,340)	—	(84,572)	(74,357)
Loss before income tax expense	(256,626)	(15,844)	(783,617)	(890,526)
Income tax expense	—	—	(9,518)	(22,000)
Net loss attributable to common shares	$(256,626)	$(15,844)	$(793,135)	$(912,526)
Weighted average number of common shares outstanding, excludes shares subject to possible redemption - basic and diluted	4,733,157	4,312,500	4,733,157	4,619,331
Net loss per common share, excludes shares subject to possible redemption – basic and diluted	$(0.05)	$0.00	$(0.17)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from August 2, 2013 (inception) to September 30, 2014

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on August 5, 2013 at approximately $0.006 per share	4,312,500	$431	$24,569	$—	$25,000
Sale on November 19, 2013 of 15,000,000 units at $10 per unit	15,000,000	1,500	149,998,500		150,000,000
Underwriters’ discount and offering expenses			(8,694,033)		(8,694,033)
Sale on November 19, 2013 of 4,750,000 private placement warrants			4,750,000		4,750,000
Proceeds subject to possible redemption of 14,108,096 ordinary shares	(14,108,096)	(1,411)	(141,079,546)		(141,080,957)
Sponsor shares forfeited	(562,500)	(56)	56
Change in proceeds subject to possible redemption of 11,939 ordinary shares at redemption value	11,939	1	119,390		119,391
Net loss attributable to ordinary shares not subject to possible redemption				(119,391)	(119,391)
Balances as of December 31, 2013	4,653,843	$465	$5,118,936	$(119,391)	$5,000,010
Change in proceeds subject to possible redemption of 79,314 ordinary shares at redemption value	79,314	8	793,127		793,135
Net loss attributable to ordinary shares not subject to possible redemption				(793,135)	(793,135)
Balances as of September 30, 2014	4,733,157	$473	$5,912,063	$(912,526)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

(A Corporation in the Development Stage)

Condensed Interim Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2014	Period from August 2, 2013 (inception) to September 30, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(793,135)	$(912,526)
Changes in operating assets and liabilities
Accrued interest income	(9,661)	(45,324)
Accrued expenses	69,851	115,548
Prepaid insurance	76,113	(84,571)
Prepaid expenses	3,908	(4,000)
Franchise tax payable	94,283	119,731
Net cash used in operating activities	(558,641)	(811,142)
Cash flows from investing activities:
Principal deposited in Trust Account	—	(150,000,000)
Cash flow from financing activities:
Proceeds from sale of common stock to Sponsor	—	25,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	—	147,000,000
Net proceeds from private placement warrants	—	4,750,000
Payment of offering expenses	—	(444,033)
Net cash provided by financing activities	—	151,330,967
Net increase (decrease) in cash	(558,641)	519,825
Cash at beginning of the period	1,078,466	—
Cash at end of the period	$519,825	$519,825

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$—	$5,250,000

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

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the period from August 2, 2013 (inception) to December 31, 2013. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying condensed financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated this error and, based on an analysis of quantitative and qualitative factors, has determined that it was not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

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

Going Concern Consideration

If the Company does not complete a Business Combination by August 19, 2015, or November 19, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination on or prior to August 19, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share.” Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from August 2, 2013 (inception) to September 30, 2014, the effect of the 7,500,000 warrants issued in the Public Offering and 4,750,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share, because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2014, offering costs totaling approximately $8,694,000 (including $7,903,000 in underwriter’s fees, which is net of reimbursable expenses) have been charged to stockholders’ equity.

Development Stage Company

The Company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” At September 30, 2014, the Company has not commenced any operations nor generated revenue to date. All activity through September 30, 2014 relates to the Company’s organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. Following the Public Offering, the Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on the Trust Account after the Public Offering.

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

Accordingly, at September 30, 2014, 14,016,843 of the 15,000,000 public shares were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of September 30, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities and has been since inception.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

A total of $150,000,000, which includes $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of September 30, 2014, the balance in the Trust Account was $150,045,323. The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

As of September 30, 2014, investment securities in the Company’s Trust Account consist of $150,004,679 in United States Treasury Bills and $40,644 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at September 30, 2014 and December 31, 2013 are as follows:

Held-to-maturity:	Carrying Amount	Gross Unrealized Holdings Gains (Losses)	Fair Value
U.S. Treasury Securities – September 30, 2014	$150,008,000	$(3,321)	$150,004,679
U.S. Treasury Securities – December 31, 2013	150,035,663	-	150,035,663

7.	Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust:	$150,045,323	$150,045,323	$-	$-

8.	Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At September 30, 2014, there were 18,750,000 shares of common stock outstanding, including 14,016,843 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2014, there were no preferred shares issued or outstanding.

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

Results of Operations

Through September 30, 2014, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any income other than interest income earned on the proceeds held in the Trust Account.

For the three-month period ended September 30, 2014, we had a net loss of $256,626 and incurred and accrued no additional costs with regard to the Public Offering.

We must complete a Business Combination within 21 months from the closing of the Public Offering (August 19, 2015), or 24 months from the closing of the Public Offering (November 19, 2015) if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 21 months from the closing of the Public Offering but have not completed the Business Combination within such 21-month period (subject to the requirements of law). This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We believe that we have sufficient funds available to complete a Business Combination with an operating business within the allotted time frame.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $519,825. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and loans made by the Sponsor to the Company under an unsecured promissory note (the “Note”).

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Public Unit consists of one share of common stock of the Company, $0.0001 par value per share, and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,750,000 million. In addition, the underwriters of the Public Offering paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering (the “Reimbursement”). We received net proceeds from the Public Offering, the sale of the Private Placement Warrants and the Reimbursement of approximately $151,000,000, net of the non-deferred portion of the underwriting commissions of $3,000,000 and offering costs and other related expenses of approximately $750,000. No additional offering or offering related costs were incurred or accrued during the three-month period ended September 30, 2014. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of September 30, 2014, $150,045,323 was held in the Trust Account (including $5,250,000 of deferred underwriting discounts and commissions), and we had cash outside of trust of $519,825 and approximately $235,279 in accounts payable and accrued expenses, including accrued franchise tax payable. Through September 30, 2014, the Company had withdrawn $40,767.36 from interest earned on the trust proceeds to pay franchise taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a Business Combination.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. For the three-month period ended September 30, 2014, the Company paid $75,000 under this agreement.

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

Cash Held in Trust

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of September 30, 2014, the balance in the Trust Account was $150,045,323, which includes $86,091 of amortized interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 14,016,843 for the three-month period ended September 30, 2014 takes into effect the 4,312,500 shares issued on August 5, 2013 to the Sponsor; the aggregate of 69,000 shares transferred by the Sponsor to Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), on October 17, 2013; 15,000,000 shares sold in our Public Offering and outstanding since November 19, 2013; and the aggregate of 562,500 Founder Shares forfeited by the Company’s initial stockholders on November 19, 2013 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our Public Offering. The 12,250,000 warrants related to our Public Offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company is currently evaluating the impact that this pronouncement would have on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVY ACQUISITION CORP.

Date: November 14, 2014

/s/ Lawrence F. Levy
Name: Lawrence F. Levy
Title: Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ Sophia Stratton
Name: Sophia Stratton
Title: Chief Financial Officer and Treasurer (principal financial officer)

