Form 10-K
period 2014-12-31
Levy Acquisition Corp
filed 2015-03-05
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of December 31, 2014 (the last business day of the registrant’s most recently completed fiscal quarter) was approximately $150,000,000. The registrant’s units began trading on the Nasdaq Capital Market on November 14, 2013. Separate trading of the registrant’s common stock and warrants began on the Nasdaq Capital Market on January 6, 2014.

As of March 3, 2015, there were 18,750,000 shares of the registrant’s common stock issued and outstanding.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 10. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $5,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and approximately $750,000 in expenses relating to our initial public offering, approximately $1,000,000 of the net proceeds of our initial public offering and private placement of the Private Placement Warrants was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2014, there was $150,056,895 in investments and cash held in the Trust Account and $230,467 held outside the Trust Account available for working capital purposes. Through December 31, 2014, the Company had withdrawn $40,767.36 from interest earned on the trust proceeds to pay franchise taxes.

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

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. If we fail to complete our business combination, we will never generate any operating revenues.

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

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors in our securities are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

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

We will seek to complete a business combination with an operating company in the restaurant and hospitality sectors, but may also pursue acquisition opportunities in other sectors, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. There is no current basis for you to evaluate the possible merits or risks of any particular target business’s industry or operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent that we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following the business combination could suffer a reduction in the value of their securities.

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

Our executive officers and directors allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We estimate that our officers will dedicate an average of 15 to 25 hours per week to our affairs. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

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

Even if ultimately resolved in our favor, any litigation associated with the non-competition agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. In addition, we could pursue a business combination with an entity that is affiliated with our Sponsor, officers or directors. We would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our Company from a financial point of view of a business combination with one or more businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Each Unit contains one-half of one warrant. Because the warrants may only be exercised for a whole number of shares, only a whole number of warrants may be exercised at any given time. This is different from other blank check companies similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for half of the number of shares compared to Units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a warrant to purchase one whole share.

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

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2014, there was no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, common stock and warrants are listed on NASDAQ under the symbols “LEVYU,” “LEVY” and “LEVYW,” respectively. Our common stock and warrants began separate trading on NASDAQ on January 6, 2014.

The following table includes the high and low sales prices for our Units, common stock and warrants for the periods presented.

	Units(1)		Common Stock(2)		Warrants(3)
2013	High	Low	High	Low	High	Low
Fourth Quarter	$10.05	$9.91	-	-	-	-
2014
First Quarter	$10.71	$9.98	$10.99	$9.01	$5.00	$0.46
Second Quarter	$10.44	$9.97	$9.95	$9.62	$0.64	$0.38
Third Quarter	$10.50	$9.79	$9.80	$9.60	$0.55	$0.32
Fourth Quarter	$10.25	$9.20	$9.88	$9.64	$0.42	$0.35

(1)	Our Units began trading on NASDAQ on November 14, 2013. As a result, the figures for the fourth quarter of 2013 are for the period from November 14, 2013 through December 31, 2013.

(2)	Our common stock began separate trading on NASDAQ on January 6, 2014. As a result, the figures for the first quarter of 2014 are for the period from January 6, 2014 through March 31, 2014.

(3)	Our warrants began separate trading on NASDAQ on January 6, 2014. As a result, the figures for the first quarter of 2014 are for the period from January 6, 2014 through March 31, 2014.

Holders

As of March 3, 2015, there was one holder of record of our Units, six holders of record of our common stock and seven holders of record of our warrants.

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

Performance Graph

The graph below compares the cumulative total return of our Units (the blue line in the chart below) from November 14, 2013, the date that our Units were first listed on NASDAQ, through December 31, 2014, with the comparable cumulative return of two indices, the S&P 500 Index (the green line in the chart below) and the Dow Jones Industrial Average Index (the red line in chart below). The graph plots the growth in value of an initial investment in each of our Units, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assumes reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Note: Separate trading of our common stock and warrants commenced on January 6, 2014.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Sales of Registered Securities

The information required by this item appears in “Part I—Item 1. Business” of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report for the period from August 2, 2013 (inception) through December 31, 2013 and for the year ended December 31, 2014. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	August 2, 2013 (inception) to December 31, 2013	Year ended December 31, 2014
Statement of Operations Data:
Operating expenses:
Formation and operating costs	$117,124	$1,397,896
Loss from operations before other income and income tax expense	$(117,124)	$(1,397,896)
Other income (expense):
Interest income	35,663	62,000
State franchise taxes, other than income taxes	(25,448)	(180,000)
Total other expense	10,215	(118,000)
Loss before income tax expense	(106,909)	(1,515,896)
Income tax expense	(12,482)	(8,973)
Net loss	$(119,391)	$(1,524,869)

Loss per common share:
Basic and diluted	$(.03)	$(.32)

Weighted average shares outstanding (excluding shares subject to possible redemption):
Basic and diluted	4,410,352	4,752,646

Balance Sheet Data:
Cash and cash equivalents	$1,078,466	$230,467
Investments and cash equivalents held in trust	$150,035,663	$150,056,895
Total assets	$151,282,721	$150,347,107
Common stock subject to possible redemption (at redemption value): 14,096,157 and 13,943,670 shares at December 31, 2013 and December 31, 2014, respectively	$140,961,566	$139,436,697

Total stockholders’ equity	$5,000,010	$5,000,010
Cash Flow Data:
Net cash used in operating activities	$(252,501)	$(847,999)
Net cash used in investing activities	$(150,000,000)	$-
Net cash provided by financing activities	$151,330,967	$-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Results of Operations

Through December 31, 2014 and 2013, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the Trust Account. As of December 31, 2014 and 2013, $150,056,895 and $150,035,663, respectively, was held in the Trust Account (including $5,250,000 of deferred underwriting commissions and $7,500,000 from the sale of the Private Placement Warrants), and we had cash outside of trust of $230,467 and $1,078,466, respectively, and $660,400 and $71,145, respectively, in accounts payable and accrued expenses. Our amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of our initial business combination; or (ii) the redemption of 100% of the shares of common stock included in the Units sold in our initial public offering if we are unable to complete a business combination by August 19, 2015 (which is the date that is 21 months from the closing of our initial public offering), or November 19, 2015 (which is the date that is 24 months from the closing of our initial public offering) if we have executed a letter of intent, agreement in principle or definitive agreement for a business combination by August 19, 2015 but have not completed the business combination by August 19, 2015 (subject to the requirements of law). Through December 31, 2014 and 2013, the Company had withdrawn $40,767 and $0, respectively, from interest earned on the trust proceeds to pay franchise taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

For the period from January 1, 2014 through December 31, 2014, we earned $62,000 in interest income. All of our funds in the Trust Account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We have agreed to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the period from January 1, 2014 through December 31, 2014, the Company paid $300,000 under this agreement.

Liquidity and Capital Resources

For the period from January 1, 2014 through December 31, 2014, we disbursed an aggregate of approximately $288,487 out of the proceeds of our initial public offering not held in trust, for legal and accounting fees and filing fees relating to our SEC reporting obligations and general corporate matters, and miscellaneous expenses.

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

As indicated in the accompanying financial statements, at December 31, 2014 and 2013, we had outside of trust cash in the amount of $230,467 and $1,078,466, respectively, and $660,400 and $71,145, respectively, in accounts payable and accrued expenses.

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

Going Concern Consideration

If the Company does not complete a Business Combination by August 19, 2015, or November 19, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a Business Combination on or prior to August 19, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the initial public offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be approximately equal to the initial public offering price per share (assuming no value is attributed to the warrants contained in the units offered in the initial public offering).

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

Cash Held in Trust

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds from our initial public offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the initial public offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2014 and 2013, the balance in the Trust Account was $150,056,895 and $150,035,663, respectively, which includes $62,000 and $35,663, respectively, of interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 4,752,646 for the period from January 1, 2014 to December 31, 2014 takes into effect the 4,312,500 shares issued on August 5, 2013 to the Sponsor; the aggregate of 69,000 shares transferred by the Sponsor to Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), on October 17, 2013; 15,000,000 shares sold in our initial public offering and outstanding since November 19, 2013; and the aggregate of 562,500 Founder Shares forfeited by the Initial Stockholders on November 19, 2013 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering. The 12,250,000 warrants related to our initial public offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Lawrence F. Levy	71	Chairman and Chief Executive Officer and Director
Ari B. Levy	35	President and Chief Investment Officer and Director
Steven C. Florsheim	49	Executive Vice President and Chief Acquisitions Officer and Director
Sophia Stratton	54	Chief Financial Officer and Treasurer
Howard B. Bernick	62	Director
Craig J. Duchossois	70	Director
Marc S. Simon	66	Director
Greg Flynn	51	Director

Lawrence F. Levy has served as our Chairman and Chief Executive Officer since August 2, 2013 and as a director since November 19, 2013. Mr. Levy is a Co-Founder and Chairman Emeritus of the Chicago-based Levy Restaurants, an international food service company that Mr. Levy co-founded with his brother in 1978. Mr. Levy was Executive Chairman and Chief Executive Officer of Levy Restaurants until 2004, a few years before the company was sold to Compass Group USA, or Compass. Between 2004 and the sale in 2006, Mr. Levy retained the role of Executive Chairman and promoted his top executive to Chief Executive Officer of Levy Restaurants. As Executive Chairman and Chief Executive Officer, Mr. Levy was responsible for all aspects of operations, strategy, growth, and various other functions of the company. During his time as Executive Chairman and after he became non-executive Chairman in 2006, Mr. Levy continued to actively participate in significant company initiatives and to advise senior management on all aspects of the company, including strategy, operations and corporate development. Currently, Mr. Levy serves as Chairman Emeritus of Levy Restaurants. Mr. Levy is also the Founder and a Managing Partner of Levy Family Partners, LLC, a family investment office that oversees a broad portfolio of public and private investments, including hospitality, real estate, and technology companies. Mr. Levy received his B.S. and M.B.A. from Northwestern University. Ari B. Levy and Steven C. Florsheim are the sons of Lawrence F. Levy.

Mr. Levy is qualified to serve on our board due to his extensive experience as a chief executive officer of an international food service company and in-depth knowledge of the foodservice industry and his experience on boards of public companies.

Ari B. Levy has served as our President and Chief Investment Officer since September 30, 2013 and as a director since November 19, 2013. Ari B. Levy is a Managing Partner of Levy Family Partners, LLC, a position that he has held since March 2007. At Levy Family Partners, LLC, Ari B. Levy has served on the Investment Committee responsible for evaluating, executing and managing the company’s portfolio of investments. Ari B. Levy also founded Lakeview Investment Group, or Lakeview, in February 2005 as an independent, employee-owned asset management firm that has had in excess of $100 million under management over the past eight years. Prior to founding Lakeview, Ari B. Levy served as a Vice President and Share Partner at Advisory Research, Inc., a Chicago-based investment management firm with approximately $3 billion in assets under management at the time of his departure in August 2004. Prior to his time at Advisory Research, Inc., Ari B. Levy served as an analyst in the investment banking division of Mesirow Financial, working on a number of middle market sell and buy side merger and acquisition advisory engagements across a broad group of sectors. Ari B. Levy holds a B.A. in International Relations from Stanford University. Lawrence F. Levy is Ari B. Levy’s father and Steven C. Florsheim is Ari B. Levy’s half-brother.

Ari B. Levy’s extensive quantitative skills, combined with his years of assessing public and private companies in the restaurant and hospitality sectors, among others, qualify him to serve on our board of directors.

Steven C. Florsheim has served as a director since August 2, 2013 and as our Executive Vice President and Chief Acquisitions Officer since September 30, 2013. Since March 2007, Mr. Florsheim has been a Managing Partner of Levy Family Partners, LLC. From June 2007 to October 2010, Mr. Florsheim was Vice President, and since October 2010 he has been President of LFP Real Estate Management. Mr. Florsheim has also been an officer of LFP Resorts since June 2007 and of LFP Restaurant Management since July 2009. In these capacities, Mr. Florsheim oversees and manages the Levy family’s operating businesses, primarily in the restaurant, hotel and resort, and real estate sectors. Mr. Florsheim has served on the Executive Committees and Advisory Boards of many of the Levy family’s holdings, including for Esperanza Resort in Cabo San Lucas, Mexico and Christophe Harbour, a 2400 acre resort development in the Caribbean. Mr. Florsheim also has assisted in the development of numerous restaurant concepts and served on the Advisory Board to Levy Restaurants prior to its acquisition by Compass. Mr. Florsheim is also the Managing Partner of the law firm of Sperling & Slater. Mr. Florsheim joined the firm as a partner in January 2000 and has been Managing Partner since October 2006. Mr. Florsheim’s legal practice encompasses large-scale, complex commercial litigation matters and corporate transactions, including mergers and acquisitions, financing transactions, and bankruptcy matters. Mr. Florsheim holds a J.D., Order of the Coif, from the University of Michigan Law School and a B.A. in Political Science, cum laude, from Yale University. Lawrence F. Levy is Steven C. Florsheim’s step-father and Ari B. Levy is Steven C. Florsheim’s half-brother.

Mr. Florsheim’s extensive experience as a practicing attorney for over 20 years and business executive for various Levy family businesses qualify him to serve on our board of directors.

Sophia Stratton has served as our Chief Financial Officer and Treasurer since August 2, 2013. Ms. Stratton is the Chief Financial Officer of Levy Family Partners, LLC, a position that she has held since January 2006. Prior to that time, beginning March 2005, Ms. Stratton was Controller for the Levy family’s restaurant operations. In these capacities, Ms. Stratton established the accounting and tax policies, practices and procedures at the parent and subsidiary levels of the Levy family investment portfolio, including operating, real estate, and passive entities. In addition, she oversees treasury, human resources and benefits, risk management, purchasing, investment performance, IT, forecasting, and estate and tax planning. Since March 2010, she has been a Manager of Levy Family Partners, LLC. Ms. Stratton is also member of Levy Family Partners, LLC’s Investment Committee, and has provided consulting services to several portfolio companies. Prior to joining the firm, Ms. Stratton was a Chief Financial Officer in the health care industry from September 2001 to December 2004, preceded by a senior management position at Crowe Horvath (f/k/a Crowe Chizek), an international consulting and public accounting firm. While at Crowe, Ms. Stratton developed, managed and marketed tax, business assurance and operational consulting services to the hospitality and other industries. Ms. Stratton holds a B.A. from Indiana University, post-Baccalaureate Certificate in Accounting and is a certified public accountant.

Howard B. Bernick has served on our board of directors since November 19, 2013. Since November 2006, Mr. Bernick has served as the president of Bernick Advisory Limited, a private investment advisory company. Since 2009, Mr. Bernick has been a member of the board of directors and compensation committee of Mead Johnson Nutrition Company, a publicly traded pediatric nutrition company. Mr. Bernick previously served as a member of the audit committee of Mead Johnson Nutrition Company and currently serves as a member of the risk management and compliance committee of Mead Johnson Nutrition Company. From November 1994 to November 2006, Mr. Bernick served as president, chief executive officer and a director of Alberto-Culver Company, a publicly traded global branded consumer products and beauty supply distribution company. From August 2001 through October 2008, Mr. Bernick served as a director of the Wm. Wrigley Jr. Company, a global confectionery company that was publicly traded before it was acquired by Mars, Incorporated in 2008. Since 2011, Mr. Bernick has served on the board of directors of The Duchossois Group, Inc., a private holding company with diversified business interests comprised of companies with brands in the residential security, lighting and convenience products markets and the commercial control, automation and digital media markets. Since 2011, Mr. Bernick has also served on the board of the HAVI Group LP, a private company that owns and manages a portfolio of businesses in the packaging, supply chain, and marketing industries. Mr. Bernick’s community involvement includes membership on the board of trustees of The Field Museum in Chicago and service as a director of the American Committee for the Weizmann Institute of Science and the Juvenile Diabetes Research Foundation.

Mr. Bernick is qualified to serve on our board of directors due to his global business experience as former president, chief executive officer and director of Alberto-Culver Company, his private investment advisory experience as president of Bernick Advisory Limited and his board and audit and compensation committee experience with publicly traded companies.

Craig J. Duchossois has served on our board of directors since November 19, 2013. Since 1994, Mr. Duchossois has been the chief executive officer and since 1983 has been a director of The Duchossois Group, Inc., a private holding company with diversified business interests in companies with leading brands in the residential security, lighting and convenience products markets and the commercial control, automation and digital media markets. Since 2000, Mr. Duchossois has served on the board of directors of Churchill Downs Incorporated, a publicly traded company that provides horseracing, casino gaming, entertainment and online account wagering on horseracing events.

In addition, Mr. Duchossois currently holds the following leadership positions: Chairman, The Chamberlain Group, Inc.; Chief Executive Officer, Duchossois Capital Management; and Director, Amsted Industries, Inc. His not-for-profit board memberships include Culver Education Foundation, Illinois Institute of Technology, University of Chicago, Kellogg Graduate School of Management, World Business Chicago, the University of Chicago Hospitals, Executive’s Club of Chicago, Economic Club, Chicago Council on Global Affairs and the Marine Corps Scholarship Foundation. He is a member of the Chief Executive Officer’s Organization, World Presidents Organization, and the Civic Committee of the Commercial Club of Chicago. Mr. Duchossois also serves as an advisory board member for Frontenac Company and The Edgewater Funds. Mr. Duchossois is qualified to serve on our board of directors due, among other things, to his experience as a director of a publicly traded company and his executive management experience.

Mr. Duchossois holds a BBA and an MBA from Southern Methodist University. He is past-Chairman of the Board of Visitors for the United States Naval Academy.

Marc S. Simon has served on our board of directors since November 19, 2013. Since February 2001, Mr. Simon has served as chief executive officer and a director of HALO Branded Solutions, Inc., or HALO, a private company that distributes promotional products. Mr. Simon served in the same capacities for HALO’s predecessor, HALO Industries, Inc., which was publicly traded at the beginning of Mr. Simon’s tenure until the business was sold in 2003. Mr. Simon also currently serves on the boards of Smalley Steel Ring Co., a private company that manufactures steel rings and springs, and Expert Global Solutions, Inc. (formerly NCO Group, Inc.), a private company that provides business process outsourcing services. NCO Group’s bonds were publicly traded prior to Mr. Simon joining the Board in 2011 and were retired in 2012. Mr. Simon has also served on the boards of two private holding companies during their respective periods of distress: ALC Holdings, LLC, from August 3, 2011 through November 7, 2011, and Kingpin Holdings, LLC (the holding company for AMF Bowling Worldwide, Inc.), from July 6, 2012 through July 1, 2013. From 1995 through 2001, Mr. Simon served in various roles (including chief financial officer, executive vice president and president, and as a member of the board of directors and audit committee) with APAC Customer Services, Inc., a company that provides call center outsourcing, contact center outsourcing and customer care services and which was publicly traded during Mr. Simon’s tenure. From 1992 through 1995, Mr. Simon was a director of HA-LO Industries, Inc., a publicly traded company at that time and the predecessor to HALO. Mr. Simon is also an attorney, and has been a member of the Illinois and Federal Bars since 1973. Mr. Simon has 22 years of experience in the private practice of corporate law, with an emphasis in mergers and acquisitions. Mr. Simon’s community service includes more than 20 years of service on the board of the Fraida Foundation. He is also a past chairman of the board of Promotional Products Association International, the trade association for the promotional products industry. In July 2001, HA-LO Industries, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. Mr. Simon successfully led HALO Industries through the bankruptcy proceedings to profitability within 10 months, paying off all secured lenders in full and making significant payments to unsecured creditors. Mr. Simon subsequently led HALO through three successful acquisitions by private equity investors. The bankruptcy court entered a final decree in 2011.

Mr. Simon is qualified to serve on our board of directors due to his prior service as a director and officer of several public and private companies, executive management experience, audit committee experience and his knowledge of and experience with corporate law. Mr. Simon holds a B.S. in accountancy and a J.D. from the University of Illinois.

Greg Flynn has served on our board of directors since November 19, 2013. Since 1994, Mr. Flynn has served as the chairman and chief executive officer of Flynn Properties Inc. (and its predecessors), a private company in the commercial real estate market. In addition, since 1998, Mr. Flynn has served as the chairman and chief executive officer of Flynn Restaurant Group LP (and its predecessors), a private franchisee of restaurants. From 2009 to January 2015, Mr. Flynn served as a member of the board of directors of the Applebee’s® division of Centralized Supply Chain Services, LLC, a private purchasing cooperative that negotiates purchase and distribution agreements with vendors on behalf of restaurant franchisees. Mr. Flynn’s community involvement includes membership on the board of directors of the Exploratorium®, membership on the President’s Leadership Council of Brown University and service as a past co-chairman of the capital campaign for Schools of the Sacred Heart in San Francisco.

Mr. Flynn is qualified to serve on our board of directors due to his 19 years of experience as a chief executive officer, the knowledge of the foodservice industry that he has acquired through his experience with Flynn Restaurant Group LP, and his service on the board of directors of the Applebee’s® division of Centralized Supply Chain Services, LLC. Mr. Flynn holds an A.B. from Brown University, an M.Lit.St. from the University of Queensland, an M.A. from Yale University, and an M.B.A. from Stanford University.

Terms of Office of Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Levy and Bernick, will expire at our 2017 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Florsheim and Simon, will expire at the 2015 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Ari B. Levy, Duchossois and Flynn, will expire at the 2016 annual meeting of stockholders.

Committees of the Board of Directors

Our board of directors has established an audit committee and a compensation committee. The composition and responsibilities of each of the committees of our board of directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

We established an audit committee of the board of directors prior to the consummation of our initial public offering. Messrs. Duchossois, Simon and Flynn serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Duchossois, Simon and Flynn are independent, as independence for audit committee members is defined in NASDAQ listing standards.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Simon qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee. Responsibilities of the audit committee include:

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

Compensation Committee

The compensation committee of our board of directors was established on November 14, 2014. The members of our compensation committee are Messrs. Simon and Duchossois. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, both of whom must be independent. Messrs. Simon and Duchossois are independent, as independence for compensation committee members is defined in NASDAQ listing standards.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	overseeing the Company’s compensation and employee benefit plans and practices, including its executive compensation plans relating to the compensation of the Company’s chief executive officer and other executive officers, and its incentive-compensation and equity-based plans;

•	reviewing and discussing with management the Company’s compensation discussion and analysis to be included in the Company’s annual proxy statement or annual report on Form 10-K filed with the SEC;

•	preparing the Compensation Committee Report as required by the rules of the SEC;

•	evaluating annually the appropriate level of compensation for board and committee service by non-employee directors;

•	considering the results of the most recent shareholder advisory vote on executive compensation as required by Section 14A of the Securities Exchange Act of 1934, as amended, and, to the extent the committee determines it appropriate to do so, taking such results into consideration in connection with the review and approval of compensation policies and executive officer compensation; and

•	reviewing compensation arrangements for the Company’s employees to evaluate whether incentive and other forms of pay encourage unnecessary or excessive risk taking, and reviewing and discussing, at least annually, the relationship between risk management policies and practices, corporate strategy and the Company’s compensation arrangements.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

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

Code of Ethics and Audit and Compensation Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement associated with our initial public offering. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. Copies of our audit and compensation committee charters were included as annexes to the proxy statement that we filed with the SEC on November 21, 2014, which can be reviewed by accessing our public filings at the SEC’s website at www.sec.gov.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on a review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee. Lawrence F. Levy (our Chairman and Chief Executive Officer and Director), Ari B. Levy (our President and Chief Investment Officer and Director), Steven C. Florsheim (our Executive Vice President and Chief Acquisitions Officer and Director) and Sophia Stratton (our Chief Financial Officer and Treasurer), are the managers of Levy Family Partners, LLC. Lawrence F. Levy, Ari B. Levy and Steven C. Florsheim serve on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock, as of March 3, 2015, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Levy Acquisition Sponsor, LLC (the Sponsor)(2)(3)	3,690,000	19.68%
Lawrence F. Levy(2)(3)	3,690,000	19.68%
Ari B. Levy(2)(3)	3,690,000	19.68%
Steven C. Florsheim(2)(3)	3,690,000	19.68%
Sophia Stratton(2)(3)	3,690,000	19.68%
Howard B. Bernick(2)(4)	30,000	*
Craig J. Duchossois(2)(5)	115,000	*
Marc S. Simon(2)(6)	25,000	*
Greg Flynn(2)(7)	40,000	*
All directors and executive officers as a group (nine individuals)	3,900,000	20.80%
AQR Capital Management, LLC(8)	2,025,000	10.8%
North Pole Capital Master Fund(9)	1,862,935	9.94%
Davidson Kempner Capital Management LLC(10)	1,485,000	7.92%
Fir Tree Inc.(11)	1,485,000	7.92%
Mounte LLC(12)	1,400,000	7.47%
Pine River Capital Management L.P.(13)	992,496	5.29%
Barclays PLC(14)	992,496	5.29%

* Less than one percent.

(1) Unless otherwise noted, the business address of each of the following is 444 North Michigan Avenue, Suite 3500, Chicago, Illinois 60611.

(2) On August 5, 2013, the Sponsor purchased an aggregate of 4,312,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.006 per share. On October 17, 2013, the Sponsor transferred an aggregate of 69,000 Founder Shares to our independent directors for a price of approximately $0.006 per share. As a result of the underwriters’ election not to exercise their over-allotment option in connection with our initial public offering, our initial stockholders (consisting of the Sponsor and our independent directors) forfeited an aggregate of 562,500 Founder Shares on November 19, 2013, which the Company has cancelled. An aggregate of 937,500 Founder Shares will be subject to forfeiture by our initial stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination unless following our initial business combination the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

(3) The manager of our Sponsor is Levy Family Partners, LLC. Lawrence F. Levy (our Chairman and Chief Executive Officer and Director), Ari B. Levy (our President and Chief Investment Officer and Director), Steven C. Florsheim (our Executive Vice President and Chief Acquisitions Officer and Director) and Sophia Stratton (our Chief Financial Officer and Treasurer) are the managers of Levy Family Partners, LLC and, acting by majority vote, exercise voting and dispositive control over the shares held by the Sponsor. Accordingly, they may be deemed to share beneficial ownership of such shares.

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

(8) According to a Schedule 13G/A filed with the SEC on February 17, 2015 on behalf AQR Capital Management, LLC, a Delaware limited liability company (“AQR Capital”) and AQR Capital Management Holdings, LLC, a Delaware limited liability company, the shares reported above include shares held by the AQR Diversified Arbitrage Fund, an open-end registered investment company. AQR Capital serves as the investment manager to the AQR Diversified Arbitrage Fund. AQR Capital is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. The business address of this stockholder is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(9) According to a Schedule 13G/A filed with the SEC on February 13, 2015 on behalf of North Pole Capital Master Fund, a Cayman Islands exempted company (“North Pole”) and Polar Securities Inc., a company incorporated under the laws of Ontario, Canada (“Polar Securities”), the shares reported above are directly held by North Pole. Polar Securities serves as investment advisor to North Pole with respect to the shares reported above. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

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

(13) According to a Schedule 13G/A filed with the SEC on February 2, 2015 on behalf of Brian Taylor, Pine River Capital Management L.P., a Delaware limited partnership (“Pine River”) and Pine River Master Fund Ltd., Brian Taylor and Pine River share voting and investment power over the shares reported above. The business address of this stockholder is 601 Carlson Parkway, Suite 330, Minnetonka, Minnesota 55305.

(14) According to a Schedule 13G filed with the SEC on February 13, 2015 on behalf of Barclays PLC, an entity organized under the laws of the United Kingdom (“Barclays PLC”), Barclays Capital Inc., a Connecticut corporation (“Barclays Capital”), and Barclays Capital Securities Limited, an entity organized under the laws of the United Kingdom (“Barclays Capital Securities”), the shares reported above are owned, or may be deemed to be beneficially owned, by Barclays Capital, a broker or dealer registered under Section 15 of the Exchange Act, Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorised by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom and Barclays Capital Securities, a non-US broker or dealer registered with the Financial Conduct Authority regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Capital, Barclays Bank PLC, Barclays Capital Derivative Funding and Barclays Capital Securities are wholly-owned subsidiaries of Barclays PLC. The business address of this stockholder is 1 Churchill Place, London, E14 5HP, England.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) (“Rothstein Kass”) acted as our independent registered public accounting firm for our fiscal year ended December 31, 2013. The following table presents fees for professional audit services and other services rendered to the Company by Rothstein Kass for our fiscal year ended December 31, 2013.

(In Thousands)
Audit Fees(1)	$46
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total Fees	$46

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year. Fees for fiscal year 2013 also consisted of professional services rendered in connection with our Registration Statement on Form S-1 related to our initial public offering completed in November 2013.

(2)	Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4)	All Other Fees consist of permitted services other than those that meet the criteria described above.

The firm of Rothstein Kass acted as our independent registered public accounting firm from January 1, 2014 until June 30, 2014. On June 30, 2014 KPMG LLP (“KPMG”) acquired certain assets of Rothstein Kass. As a result of this transaction, as of June 30, 2014, Rothstein Kass resigned as the independent registered public accounting firm for the Company. On August 7, 2014, our audit committee approved the engagement of KPMG as our independent registered public accounting firm to audit our financial statements for our fiscal year ending December 31, 2014.The following table presents fees for professional audit services and other services rendered to the Company by Rothstein Kass and KPMG for our fiscal year ended December 31, 2014.

(In Thousands)	KPMG	Rothstein Kass
Audit Fees(1)	$35	$26
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total Fees	$35	$26

(1)	Audit Fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for the fiscal year.

(2)	Audit-Related Fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

(3)	Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance.

(4)	All Other Fees consist of permitted services other than those that meet the criteria described above.

Pre-Approval Policy

Our audit committee was not formed until November 13, 2013. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass or KPMG, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

(3)	Exhibits

Exhibit Number	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on November 12, 2013).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

4.4	Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.1(a)	Promissory Note, dated August 5, 2013, issued to Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.1(b)	Amended and Restated Promissory Note, dated November 24, 2013, issued to Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 25, 2013).

10.2(a)	Letter Agreement among the Company; Levy Acquisition Sponsor, LLC; Lawrence F. Levy; Ari B. Levy; Steven C. Florsheim; Levy Family Partners, LLC; Claire P. Murphy, as trustee of the Steven Florsheim 2003 Investment Trust; Claire P. Murphy, as trustee of the Ari Levy 2003 Investment Trust; Claire P. Murphy, as trustee of the Andrew Florsheim 2003 Investment Trust; Claire P. Murphy, as trustee of the Robert Florsheim 2003 Investment Trust; Michael Wallach; Sophia Stratton; Claire Murphy; Tim Won; Adam Cummis; and Andrew Feldman, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(b)	Letter Agreement between the Company and Howard B. Bernick, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(c)	Letter Agreement between the Company and Craig J. Duchossois, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(d)	Letter Agreement between the Company and Greg Flynn, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(d) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.2(e)	Letter Agreement between the Company and Marc S. Simon, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.1(e) to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.3	Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company, dated as of November 13, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.4	Private Placement Warrants Assignment Agreement, dated November 19, 2013, by and between Levy Acquisition Sponsor, LLC and Michael R. Wallach (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 25, 2013).

10.5	Registration Rights Agreement among the Company, Levy Acquisition Sponsor, LLC and the Holders signatory thereto, dated as of November 13, 2013 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on November 19, 2013).

10.6	Securities Purchase Agreement, dated August 5, 2013, between the Company and Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.7	Private Placement Warrants Purchase Agreement, dated August 5, 2013, between the Company and Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.9	Securities Assignment Agreement, dated October 17, 2013, among Levy Acquisition Sponsor, LLC, Howard Bernick, Marc Simon, Craig Duchossois and Greg Flynn (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 28, 2013).

10.10	Form of Escrow Agreement among the Company, Levy Acquisition Sponsor, LLC, Craig J. Duchossois, Marc S. Simon, Howard Bernick, Gregory G. Flynn and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.11	Amended and Restated Administrative Services Agreement, dated October 4, 2013, between the Company and Levy Family Partners, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

10.12	Form of Right of First Refusal and Corporate Opportunities Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013).

16	Letter from Rothstein Kass to the Securities and Exchange Commission dated July 7, 2014 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on July 7, 2014).

24*	Power of Attorney (included on signature page of this report).

99.1	Audit Committee Charter (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-36197), filed with the Securities and Exchange Commission on November 21, 2014).

99.2	Compensation Committee Charter (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-36197), filed with the Securities and Exchange Commission on November 21, 2014).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2015	LEVY ACQUISITION CORP.

	By:	/s/ Lawrence F. Levy
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

/s/ Lawrence F. Levy	Chairman and Chief Executive Officer and Director	March 4, 2015
Lawrence F. Levy	(Principal Executive Officer)

/s/ Ari B. Levy	President and Chief Investment Officer and Director	March 4, 2015
Ari B. Levy

/s/ Steven C. Florsheim	Executive Vice President and Chief Acquisitions Officer and	March 4, 2015
Steven C. Florsheim	Director

/s/ Sophia Stratton	Chief Financial Officer and Treasurer	March 4, 2015
Sophia Stratton	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard B. Bernick	Director	March 4, 2015
Howard B. Bernick

/s/ Craig J. Duchossois	Director	March 4, 2015
Craig J. Duchossois

/s/ Marc S. Simon	Director	March 4, 2015
Marc S. Simon

/s/ Greg Flynn	Director	March 4, 2015
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

/s/ Rothstein Kass

Boston, Massachusetts

March 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Levy Acquisition Corp.:

We have audited the accompanying balance sheet of Levy Acquisition Corp. (the “Company”) as of December 31, 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Levy Acquisition Corp. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company has adopted Financial Accounting Standards Board Accounting Standards Update No. 2014-10 for the year ended December 31, 2014, which resulted in the Company revising its financial statement presentation by removing references to being a development stage company and eliminating incremental financial reporting requirements to present inception-to-date financial information in the statements of operations, stockholder’s equity and cash flows.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, if the Company does not complete a business combination by August 19, 2015, or November 19, 2015 if the Company has executed a letter of intent, agreement in principle or definitive agreement for a business combination on or prior to August 19, 2015, then the Company will cease all operations except for the purpose of winding down and liquidating, thus there is a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Boston, Massachusetts
March 4, 2015

LEVY ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$230,467	$1,078,466
Prepaid expenses	-	7,908
Income tax receivable	545	-
Prepaid insurance	59,200	101,485
Total current assets	290,212	1,187,859
Noncurrent assets:
Prepaid insurance	-	59,199
Investments held in trust	150,056,895	150,035,663
Total assets	$150,347,107	$151,282,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Franchise tax payable	$159,641	$25,448
Accrued operating expenses and accounts payable	500,759	45,697
Total current liabilities	660,400	71,145
Deferred underwriter compensation	5,250,000	5,250,000
Total liabilities:	5,910,400	5,321,145

Commitment and contingencies:

Common stock subject to possible redemption: 13,943,670 and 14,096,157 shares (at redemption value) as of December 31, 2014 and 2013, respectively	139,436,697	140,961,566

Stockholders’ equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized: none issued and outstanding	-	-
Common stock, $.0001 par value, 400,000,000 shares authorized; 4,806,330 and 4,653,843 shares issued and outstanding as of December 31, 2014 and 2013, respectively	480	465
Additional paid-in capital	6,643,790	5,118,936
Accumulated deficit	(1,644,260)	(119,391)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$150,347,107	$151,282,721

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

STATEMENT OF OPERATIONS

	Year Ended December 31, 2014	August 2, 2013 (inception) to December 31, 2013
Revenue	$-	$-
Transaction costs	536,218	-
Formation, general & administrative costs	861,678	117,124
Loss from operations	(1,397,896)	(117,124)
Other income (expense):
Interest income	62,000	35,663
State franchise taxes, other than income taxes	(180,000)	(25,448)
Total other income	(118,000)	10,215
Loss before income tax expense	(1,515,896)	(106,909)
Income tax expense	(8,973)	(12,482)
Net loss attributable to common shares	(1,524,869)	(119,391)

Weighted average number of common shares outstanding, excludes shares subject to possible redemption - basic and diluted	4,752,646	4,410,352
Net loss per common share, excludes shares subject to possible redemption - basic and diluted	$(0.32)	$(0.03)

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from August 2, 2013 (inception) to December 31, 2014

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Sale of common stock issued to initial stockholder on August 5, 2013 at approximately $0.006 per share	4,312,500	$431	$24,569	$-	$25,000
Sale on November 19, 2013 of 15,000,000 units at $10 per unit	15,000,000	1,500	149,998,500		150,000,000
Underwriters’ discount and offering expenses			(8,694,033)		(8,694,033)
Sale on November 19, 2013 of 4,750,000 private placement warrants			4,750,000		4,750,000
Proceeds subject to possible redemption of 14,108,096 ordinary shares	(14,108,096)	(1,411)	(141,079,546)		(141,080,957)
Sponsor shares forfeited	(562,500)	(56)	56
Change in proceeds subject to possible redemption of 11,939 ordinary shares at redemption value	11,939	1	119,390		119,391
Net loss attributable to ordinary shares not subject to possible redemption				(119,391)	(119,391)
Balances, at December 31, 2013	4,653,843	465	5,118,936	$(119,391)	5,000,010
Change in proceeds subject to possible redemption of 152,487 ordinary shares at redemption value	152,487	15	1,524,854		1,524,869
Net loss attributable to ordinary shares not subject to possible redemption				(1,524,869)	(1,524,869)
Balances, at December 31, 2014	4,806,330	480	6,643,790	(1,644,260)	5,000,010

The accompanying notes are an integral part of these financial statements.

 LEVY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

	Year Ended December 31, 2014	August 2, 2013 (inception) to December 31, 2013
Cash flows from operating activities:
Net loss attributable to common shares	$(1,524,869)	$(119,391)
Changes in operating assets and liabilities
Accrued operating expenses and accounts payable	433,830	10,034
Income tax receivable	(545)	-
Prepaid insurance	101,484	(160,684)
Prepaid expenses	7,908	(7,908)
Franchise tax payable	134,193	25,448
Net cash used in operating activities	(847,999)	(252,501)
Cash flows from investing activities:
Principal deposited in Trust Account	-	(150,000,000)
Cash flows from financing activities:
Proceeds from sale of common stock to Sponsor	-	25,000
Net proceeds from Public Offering, after payment of upfront underwriting fee	-	147,000,000
Net proceeds from private placement warrants	-	4,750,000
Payment of offering expenses	-	(444,033)
Net cash provided by financing activities	-	151,330,967
Net increase in cash	(847,999)	1,078,466
Cash at beginning of the period	1,078,466	-
Cash at end of the period	$230,467	$1,078,466

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$-	$5,250,000

The accompanying notes are an integral part of these financial statements.

LEVY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Levy Acquisition Corp. (the “Company”), was incorporated in Delaware on August 2, 2013.

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

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 480, “Distinguishing Liabilities from Equity.”

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

While preparing its financial statements for the six months ended June 30, 2014, the Company identified and corrected an error related to the accounting for the Company’s changes in amounts subject to possible redemption for the period from August 2, 2013 (inception) to December 31, 2013. The Company determined that its changes in amounts subject to possible redemption should have been accounted for as an adjustment to additional paid-in capital instead of as an adjustment to accumulated deficit. There was no change in previously reported total assets, total liabilities, common stock subject to possible redemption or net loss attributable to common shares for any of the periods. The accompanying financial statements have been revised to reflect a balance in accumulated deficit with a corresponding increase of additional paid-in capital as of December 31, 2013. In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), the Company has evaluated this error and, based on an analysis of quantitative and qualitative factors, has determined that it was not material to each of the prior reporting periods affected and no amendments of previously filed 10-Q or 10-K reports with the SEC are required.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from August 2, 2013 (inception) to December 31, 2014, the effect of the 7,500,000 warrants issued in the initial public offering and 4,750,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share, because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at December 31, 2014, offering costs totaling approximately $8,694,000 (including $7,903,000 in underwriter’s fees, which is net of reimbursable expenses) have been charged to stockholders’ equity.

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

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

Accordingly, at December 31, 2014 and 2013, 13,943,670 and 14,096,157 respectively, of the 15,000,000 public shares were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities and has been since inception.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014.

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

The Company paid an upfront underwriting discount of $0.20 per unit ($3,000,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discount paid at the closing of $3,000,000, or a total Deferred Discount of $5,250,000 ($0.35 per unit sold). The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination. The underwriters are not entitled to any interest accrued on the Deferred Discount.

The underwriters paid the Company $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering which was recorded in additional paid in capital in the accompanying balance sheets.

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

The Founder Shares are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Sponsor Loans

The Sponsor also agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The loan was payable without interest on the completion of the Public Offering. From inception through November 19, 2013, the Sponsor loaned a total of $254,388 to the Company. The majority of the then outstanding balance on the Note was repaid on November 19, 2013. On November 24, 2013, the Company amended and restated the terms of the Note. The amended terms increased the aggregate total permitted under the Note to $255,000. The remaining terms of the Note were substantially the same as the original. The unpaid principal balance of the Note was due and payable upon the earlier of February 1, 2014 or the consummation of a public offering of the Company’s securities. On November 19, 2013, the Company completed its Public Offering making the entire unpaid amount immediately due at the option of the Sponsor. The Sponsor was repaid the remaining balance on November 25, 2013.

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

6. Trust Account

A total of $150,000,000, which includes $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of December 31, 2014, the balance in the Trust Account was $150,056,895. The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

As of December 31, 2014 and 2013, investment securities in the Company’s Trust Account consist of $149,992,537 and $150,034,983, respectively, in United States Treasury Bills and $64,358 and $680, respectively, of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. At December 31, 2014 and 2013, the carrying amount held in trust is stated at its fair value, which approximates amortized cost.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust:	$150,056,895	$150,056,895	$-	$-

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust:	$150,035,663	$150,035,663	$-	$-

8. Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At December 31, 2014 and 2013, there were 18,750,000 shares of common stock outstanding, including 13,943,670 and 14,096,157 shares subject to possible redemption, respectively.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014 and 2013, there were no preferred shares issued or outstanding.

