Form 10-Q
period 2015-03-31
Levy Acquisition Corp
filed 2015-05-11
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

As of May 8, 2015, there were 18,750,000 shares of the registrant’s common stock issued and outstanding.

LEVY ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LEVY ACQUISITION CORP.

Condensed Interim Balance Sheets

(unaudited)

	March 31, 2015 (unaudited)	December 31, 2014
ASSETS:
Current assets:
Cash	$68,423	$230,467
Prepaid expenses	50,714	—
Income tax receivable	—	545
Prepaid insurance	33,828	59,200
Total current assets	152,965	290,212
Noncurrent assets:
Investments held in trust	150,000,330	150,056,895
Total assets	$150,153,295	$150,347,107
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Franchise tax payable	$45,000	$159,641
Accrued operating expenses and accounts payable	847,857	500,759
Total current liabilities	892,857	660,400
Deferred underwriter compensation	5,250,000	5,250,000
Total liabilities	6,142,857	5,910,400
Commitment and contingencies:
Common stock subject to possible redemption: 13,901,043 and 13,943,670 shares (at redemption value) as of March 31, 2015 and December 31, 2014, respectively	139,010,428	139,436,697
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 4,848,957 and 4,806,330 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	484	480
Additional paid-in capital	7,070,055	6,643,790
Accumulated deficit	(2,070,529)	(1,644,260)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$150,153,295	$150,347,107

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

Condensed Interim Statements of Operations

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue	$—	$—
Transaction costs	776,667	—
Formation, general & administrative costs	142,704	210,282
Loss from operations	(919,371)	(210,282)
Other income (expense):
Transaction reimbursement income	536,218	—
Interest income	7,793	12,124
State franchise taxes, other than income taxes	(45,000)	(45,000)
Total other income	499,011	(32,876)
Loss before income tax expense	(420,360)	(243,158)
Income tax expense	(5,909)	—
Net loss attributable to common shares	$(426,269)	$(243,158)
Weighted average number of common shares outstanding, excludes shares subject to possible redemption – basic and diluted	4,848,957	4,678,159
Net loss per common share, excludes shares subject to possible redemption – basic and diluted	$(0.09)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

Condensed Interim Statement of Stockholders’ Equity

(unaudited)

For the period from December 31, 2013 to March 31, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2013	4,653,843	$465	$5,118,936	$(119,391)	$5,000,010
Change in proceeds subject to possible redemption of 152,487 ordinary shares at redemption value	152,487	15	1,524,854		1,524,869
Net loss attributable to ordinary shares not subject to possible redemption				(1,524,869)	(1,524,869)
Balances as of December 31, 2014	4,806,330	480	6,643,790	(1,644,260)	5,000,010
Change in proceeds subject to possible redemption of 42,627 ordinary shares at redemption value	42,627	4	426,265		426,269
Net loss attributable to ordinary shares not subject to possible redemption				(426,269)	(426,269)
Balances at March 31, 2015	4,848,957	484	7,070,055	(2,070,529)	5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

Condensed Interim Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(426,269)	$(243,158)
Changes in operating assets and liabilities
Accrued interest income	56,565	(12,124)
Accrued operating expenses and accounts payable	347,098	45,006
Income tax receivable	545	—
Prepaid insurance	25,372	25,371
Prepaid expenses	(50,714)	(16,755)
Franchise tax payable	(114,641)	19,552
Net cash used in operating activities	(162,044)	(182,108)
Net increase (decrease) in cash	(162,044)	(182,108)
Cash at beginning of the period	230,467	1,078,466
Cash at end of the period	$68,423	$896,358

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation of Interim Financial Information

The accompanying unaudited interim financial statements of Levy Acquisition Corp. (the “Company”) should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2015. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

As more fully described in Note 9 – “Proposed Business Combination,” on March 12, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, its wholly-owned subsidiary, Levy Merger Sub, LLC (“Merger Sub”), and Del Taco Holdings, Inc. (“Del Taco”), providing for the merger of Merger Sub with and into Del Taco, with Del Taco surviving the merger as a wholly-owned subsidiary of the Company. Merger Sub is an inactive wholly owned subsidiary of the Company with no assets or operations as of March 31, 2015.

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

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds of the Public Offering, $2,652,900 from the private placement of warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering.

Business Combination

As more fully described in Note 9 – “Proposed Business Combination,” on March 12, 2015, the Company entered into the Merger Agreement, providing for the merger of Merger Sub with and into Del Taco, with Del Taco surviving the merger as a wholly-owned subsidiary of the Company. Merger Sub is an inactive wholly owned subsidiary of the Company with no assets or operations as of March 31, 2015.

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

Regardless of whether the Company holds a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. As a result, such shares of common stock are recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Going Concern Consideration

If the Company does not complete a Business Combination by November 19, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share.” Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from August 2, 2013 (inception) to March 31, 2015, the effect of the 7,500,000 warrants issued in the Public Offering and 4,750,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share, because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at March 31, 2015, offering costs totaling approximately $8,694,000 (including $7,903,000 in underwriter’s fees, which is net of reimbursable expenses) have been charged to stockholders’ equity.

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014 and for subsequent reporting periods.

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

Accordingly, at March 31, 2015, 13,901,043 of the 15,000,000 public shares were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of March 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities and has been since inception.

Recent Accounting Pronouncements

In June 2014, FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014 and for subsequent reporting periods.

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

Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than 15 business days after the closing of the Company’s Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

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

Public Warrant Terms and Conditions

Exercise Conditions— Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a Business Combination on or prior to the expiration of the 24-month period allotted to complete the Business Combination, the Public Warrants will expire at the end of such period.

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

Proposed Business Combination

As more fully described in Note 9 – “Proposed Business Combination,” on March 12, 2015, the Company entered into the Merger Agreement, providing for the merger of Merger Sub with and into Del Taco, with Del Taco surviving the merger as a wholly-owned subsidiary of the Company (the “Merger”). Merger Sub is an inactive wholly owned subsidiary of the Company with no assets or operations as of March 31, 2015.

Although the parties to the Merger Agreement were not related parties prior to entering into the Merger Agreement, the Merger may be considered a Related Party Transaction after March 20, 2015, because, on that date, entities managed by the same manager as the Sponsor and with some common members invested in Del Taco in the first step of the two-step merger transaction.

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

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above, (ii) all of the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of the Business Combination and (iii) all of the initial stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the Business Combination by November 19, 2015, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares that they hold if the Company fails to complete the Business Combination within the prescribed time frame.

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

Registration Rights

The Company has entered into a stockholders agreement with respect to the Founder Shares, shares of common stock underlying the Private Placement Warrants, the shares of common stock that the Company will issue under the Merger Agreement or in the Step 2 Co-Investment (as defined below) and all shares issued to a holder with respect to the securities referred to above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, or similar event, which securities are collectively referred to herein as “registrable securities.” Under the stockholders agreement, the Company has agreed to register for resale under a shelf registration statement all of the unregistered shares held by Del Taco stockholders, the Levy Family (as defined below), and holders of Founder Shares and the Company’s warrants. The Levy Family and certain Del Taco stockholders are also entitled to a number of demand registration rights. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Merger.

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

A total of $150,000,000, which includes $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, has been placed in the Trust Account. As of March 31, 2015, the balance in the Trust Account was $150,000,330. The Trust Account assets will be maintained until the earlier of (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account.

As of March 31, 2015, investment securities in the Company’s Trust Account consist of $150,000,000 in United States Treasury Bills and $330 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. At March 31, 2015, the carrying amount held in trust is stated at its fair value, which approximates amortized cost.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2015 and December 31, 2014 are as follows:

Held-to-maturity:	Carrying Amount	Gross Unrealized Holdings Gains (Losses)	Fair Value
U.S. Treasury Securities – March 31, 2015	$150,000,000	$(4,500)	$149,995,500
U.S. Treasury Securities – December 31, 2014	149,992,538	1,462	149,994,000

7.	Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust:	$150,000,330	$150,000,330	$-	$-

8.	Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At March 31, 2015, there were 18,750,000 shares of common stock outstanding, including 13,901,043 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2015, there were no preferred shares issued or outstanding.

9.	Proposed Business Combination

On March 12, 2015, the Company entered into the Merger Agreement. The Merger Agreement provides for the merger (the “Merger”) of Merger Sub with and into Del Taco, with Del Taco surviving the merger as a wholly-owned subsidiary of the Company (the “Proposed Business Combination”).

In connection with the Proposed Business Combination, on March 20, 2015, Levy Epic Acquisition Company, LLC and Levy Epic Acquisition Company II, LLC (the “Levy Newco Parties”), both of which have the same manager as the Sponsor, purchased $91.2 million of Del Taco common stock from Del Taco and $28.8 million of Del Taco common stock from Del Taco stockholders (the “Step 1 Investment”). The net proceeds received by Del Taco from the Step 1 Investment, together with the net proceeds of additional senior indebtedness, were used to repay $111.2 million of subordinated indebtedness and certain other transaction expenses. In connection with the Step 1 Investment, all outstanding options of Del Taco were exercised and converted into common stock of Del Taco, all outstanding warrants of Del Taco were exchanged and converted into common stock of Del Taco and all outstanding restricted units of Del Taco were settled for common stock of Del Taco.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger, all shares of Del Taco stock then outstanding will be converted into either (i) the right to receive cash and common stock of the Company (in the case of all Del Taco stockholders other than the Levy Newco Parties) or (ii) the right to receive only common stock of the Company (with the Levy Newco Parties having only the right to receive shares of common stock of the Company in exchange for their shares of Del Taco stock held prior to the Merger). The consideration payable with respect to outstanding shares of Del Taco stock pursuant to the Merger will be based on the same valuation of Del Taco as determined in connection with the Step 1 Investment, and any shares of common stock of the Company issued pursuant to the Merger will be valued at a price of $10 per share. In the Merger, the aggregate consideration to be paid to Del Taco stockholders will consist of (i) $95 million in cash (the “Cash Merger Consideration”) and (ii) 16,553,540 shares of the Company's common stock (“Stock Merger Consideration”), subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available to pay the Cash Merger Consideration is less than $95 million. As part of the Proposed Business Combination, funds in the Trust Account will be used to reimburse certain expenses accrued by the Company.

At the closing of the Merger, a total of 1,906,219 Founder Shares will be transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with Lawrence F. Levy, Steven C. Florsheim, Ari B. Levy, Levy Family Partners, the Steven Florsheim 2003 Investment Trust and the Ari Levy 2003 Investment Trust (the “Levy Family”).

Certain investors (collectively, the “Step 2 Co-Investors”) have separately agreed to purchase from the Company at the closing of the Merger an aggregate of 3,500,000 shares of the Company’s common stock at a purchase price of $10.00 per share (the “Step 2 Co-Investment”). The net proceeds from the Step 2 Co-Investment will be applied towards the Cash Merger Consideration.

For the three months ended March 31, 2015, the Company has incurred approximately $777,000 of costs directly related to the Proposed Business Combination. These costs are included in other general, administrative and transaction expenses on the accompanying statements of operations. During this period, the Company was reimbursed approximately $536,000 of costs directly related to the Proposed Business Combination.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

10.	Subsequent Events

On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois, relating to the proposed Merger pursuant to the Merger Agreement. The Complaint, which purports to be brought as a class action on behalf of all of the holders of the Company's common stock, generally alleges that the Company's directors breached their fiduciary duties to stockholders by facilitating the proposed Merger and in negotiating and approving the Merger Agreement. The Complaint also alleges that the Company’s preliminary Proxy Statement that was filed with the SEC on April 2, 2015 is materially misleading and/or incomplete. The Complaint further alleges that Del Taco and the Sponsor aided and abetted the alleged breaches by the Company's directors. The Complaint seeks (a) a declaration that the Company's directors breached their fiduciary duties; (b) injunctive relief enjoining the Merger until corrective disclosures are made; (c) compensatory and/or rescissory damages; and (d) an award of costs and attorney's fees. The defendants believe that the Complaint is without merit and intend to vigorously defend this lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Levy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Levy Acquisition Sponsor, LLC, a Delaware limited liability company. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 and “Cautionary Note Regarding Forward-Looking Statements” below.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 10 of our Annual Report on Form 10-K filed with the SEC on March 5, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Results of Operations

Through March 31, 2015, our efforts have been limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, conducting due diligence, structuring, negotiating, and entering into the Merger, and activities relating to general corporate matters. We have not generated any income other than interest income earned on the proceeds held in the Trust Account.

For the three-month period ended March 31, 2015, we had a net loss of $426,269 and incurred and accrued no additional costs with regard to the Public Offering.

We must complete a business combination within 24 months from the closing of the Public Offering (November 19, 2015). This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. We believe that we have sufficient funds available to complete a business combination with an operating business within the allotted time frame.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $68,423. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and loans made by the Sponsor to the Company under an unsecured promissory note (the “Note”).

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Public Unit consists of one share of common stock of the Company, $0.0001 par value per share, and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,750,000 million. In addition, the underwriters of the Public Offering paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering (the “Reimbursement”). We received net proceeds from the Public Offering, the sale of the Private Placement Warrants and the Reimbursement of approximately $151,000,000, net of the non-deferred portion of the underwriting commissions of $3,000,000 and offering costs and other related expenses of approximately $750,000. No additional offering or offering related costs were incurred or accrued during the three-month period ended March 31, 2015. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed interim financial statements included in Part I, Item 1 of this Report.

As of March 31, 2015, $150,000,330 was held in the Trust Account (including $5,250,000 of deferred underwriting discounts and commissions), and we had cash outside of trust of $68,423 and approximately $893,000 in accounts payable and accrued expenses, including accrued franchise tax payable. Through March 31, 2015, the Company had withdrawn $105,127 from interest earned on the trust proceeds to pay franchise taxes. Other than the deferred underwriting discounts and commissions, no amounts are payable to the underwriters of the Public Offering in the event of a business combination.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. Upon completion of our business combination or our liquidation, we will cease paying these monthly fees. For the three-month period ended March 31, 2015, the Company paid $75,000 under this agreement.

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

Cash Held in Trust

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of March 31, 2015, the balance in the Trust Account was $150,000,330, which includes $105,457 of amortized interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 13,901,043 for the three-month period ended March 31, 2015 takes into effect the 4,312,500 shares issued on August 5, 2013 to the Sponsor; the aggregate of 69,000 shares transferred by the Sponsor to Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), on October 17, 2013; 15,000,000 shares sold in our Public Offering and outstanding since November 19, 2013; and the aggregate of 562,500 Founder Shares forfeited by the Company’s initial stockholders on November 19, 2013 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our Public Offering. The 12,250,000 warrants related to our Public Offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 31, 2014 and for subsequent reporting periods.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Proposed Business Combination

On March 12, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, its wholly-owned subsidiary, Levy Merger Sub, LLC (“Merger Sub”), and Del Taco Holdings, Inc. (“Del Taco”), providing for the merger (the “Merger”) of Merger Sub with and into Del Taco, with Del Taco surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”). Merger Sub is an inactive wholly owned subsidiary of the Company with no assets or operations as of March 31, 2015.

In connection with the Business Combination, on March 20, 2015, Levy Epic Acquisition Company, LLC and Levy Epic Acquisition Company II, LLC (the “Levy Newco Parties”), both of which have the same manager as the Sponsor, purchased $91.2 million of Del Taco common stock from Del Taco and $28.8 million of Del Taco common stock from Del Taco stockholders (the “Step 1 Investment”). The net proceeds received by Del Taco from the Step 1 Investment, together with the net proceeds of additional senior indebtedness, were used to repay $111.2 million of subordinated indebtedness and certain other transaction expenses. In connection with the Step 1 Investment, all outstanding options of Del Taco were exercised and converted into common stock of Del Taco, all outstanding warrants of Del Taco were exchanged and converted into common stock of Del Taco and all outstanding restricted units of Del Taco were settled for common stock of Del Taco.

Pursuant to the Merger Agreement, upon the effectiveness of the Merger, all shares of Del Taco stock then outstanding will be converted into either (i) the right to receive cash and common stock of the Company (in the case of all Del Taco stockholders other than the Levy Newco Parties) or (ii) the right to receive only common stock of the Company (with the Levy Newco Parties having only the right to receive shares of common stock of the Company in exchange for their shares of Del Taco stock held prior to the Merger). The consideration payable with respect to outstanding shares of Del Taco stock pursuant to the Merger will be based on the same valuation of Del Taco as determined in connection with the Step 1 Investment, and any shares of common stock of the Company issued pursuant to the Merger will be valued at a price of $10 per share. In the Merger, the aggregate consideration to be paid to Del Taco stockholders will consist of (i) $95 million in cash (the “Cash Merger Consideration”) and (ii) 16,553,540 shares of the Company's common stock (“Stock Merger Consideration”), subject to adjustment in accordance with the terms of the Merger Agreement if the aggregate amount of cash available to pay the Cash Merger Consideration is less than $95 million. As part of the Business Combination, funds in the Trust Account will be used to reimburse certain expenses accrued by the Company.

At the closing of the Merger, a total of 1,906,219 Founder Shares will be transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with Lawrence F. Levy, Steven C. Florsheim, Ari B. Levy, Levy Family Partners, LLC (“Levy Family Partners”), the Steven Florsheim 2003 Investment Trust and the Ari Levy 2003 Investment Trust (the “Levy Family”).

Certain investors (collectively, the “Step 2 Co-Investors”) have separately agreed to purchase from the Company at the closing of the Merger an aggregate of 3,500,000 shares of the Company’s common stock at a purchase price of $10.00 per share (the “Step 2 Co-Investment”). The net proceeds from the Step 2 Co-Investment will be applied towards the Cash Merger Consideration.

For the three months ended March 31, 2015, the Company has incurred approximately $777,000 of costs directly related to the Business Combination. These costs are included in other general, administrative and transaction expenses on the accompanying statements of operations. During this period, the Company was reimbursed approximately $536,000 of costs directly related to the Proposed Business Combination.

The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions set forth in the Merger Agreement including, among others, receipt of the requisite approval of the stockholders of the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon their evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois, relating to the proposed Merger pursuant to the Merger Agreement. The Complaint, which purports to be brought as a class action on behalf of all of the holders of the Company's common stock, generally alleges that the Company's directors breached their fiduciary duties to stockholders by facilitating the proposed Merger and in negotiating and approving the Merger Agreement. The Complaint also alleges that the Company’s preliminary Proxy Statement that was filed with the SEC on April 2, 2015 is materially misleading and/or incomplete. The Complaint further alleges that Del Taco and the Sponsor aided and abetted the alleged breaches by the Company's directors. The Complaint seeks (a) a declaration that the Company's directors breached their fiduciary duties; (b) injunctive relief enjoining the Merger until corrective disclosures are made; (c) compensatory and/or rescissory damages; and (d) an award of costs and attorney's fees. The defendants believe that the Complaint is without merit and intend to vigorously defend this lawsuit.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the Preliminary Proxy Statement filed with the SEC by the Company on May 11, 2015, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Prior to the consummation of the Public Offering, on August 5, 2013, the Sponsor purchased 4,312,500 Founder Shares for $25,000, or approximately $0.006 per share. On October 17, 2013, the Sponsor transferred 17,250 Founder Shares to each of the Company’s independent directors, each of whom paid a purchase price of $100 for their respective shares (the same per-share purchase price initially paid by the Sponsor). Our independent directors also purchased an aggregate of 150,000 units in the Public Offering through our directed unit program. On November 19, 2013, as a result of the underwriters’ election not to exercise the over-allotment option in connection with our initial public offering, the Company’s initial stockholders forfeited an aggregate of 562,500 Founder Shares, consisting of a forfeiture of 2,250 Founder Shares by each of Messrs. Bernick, Duchossois, Flynn and Simon, and a forfeiture of 553,500 Founder Shares by the Sponsor. As a result of the forfeiture, the Sponsor was left with 3,690,000 Founder Shares, and each of Messrs. Bernick, Duchossois, Flynn and Simon were left with 15,000 Founder Shares, so that there were 3,750,000 Founder Shares outstanding. Subject to certain limited exceptions, the Founder Shares may not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of an initial business combination or earlier if, subsequent to an initial business combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, 937,500 Founder Shares (the “Founder Earnout Shares”) will be subject to forfeiture by our initial stockholders (or their permitted transferees) on the fifth anniversary of our initial business combination, unless, following our initial business combination, the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors, and the so-called 4(a)(1-½) exemption.

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Proposed Business Combination,” at the closing of the Merger, a total of 1,906,219 Founder Shares will be transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with the Levy Family.

Use of Proceeds from our Public Offering

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit, with each unit consisting of one share of our common stock and one-half of one warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of our common stock. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable on the later of 30 days after the completion of the Company’s business combination or 12 months from the closing of the Public Offering. However, if the Company does not complete a business combination on or prior to the 24-month period allotted to complete the business combination, the Public Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of our initial business combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-191587). The SEC declared the registration statement effective on November 13, 2013.

We paid a total of $3,000,000 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the Public Offering. In addition, Citigroup Global Markets Inc. paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering. Citigroup Global Markets Inc. also agreed to defer $5,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of a business combination. We also repaid our Sponsor $254,388 in satisfaction of an outstanding promissory note after the closing of the Public Offering.

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

Members of the Sponsor include Sophia Stratton, the Company’s Chief Financial Officer and Treasurer; Claire P. Murphy, the Company’s General Counsel and Corporate Secretary; Michael R. Wallach, the Company’s Vice President of Acquisitions; and Adam Cummis, the Company’s Vice President of Restaurants and Hospitality. In addition, Ari B. Levy, the Company’s President and Chief Investment Officer and a member of the Company’s Board of Directors, and Steven C. Florsheim, the Company’s Executive Vice President and Chief Acquisitions Officer and a member of the Company’s Board of Directors, are beneficiaries of trusts that are members of the Sponsor. The managing member of the Sponsor is Levy Family Partners. Lawrence F. Levy, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, Steven C. Florsheim, Ari B. Levy and Sophia Stratton are the managers of Levy Family Partners.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of March 12, 2015, by and among Levy Acquisition Corp., Levy Merger Sub, LLC and Del Taco Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
10.1	Stockholders Agreement, dated as of March 12, 2015, by and among Levy Acquisition Corp. and certain holders of common stock of Levy Acquisition Corp. and certain other persons (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
10.2	Common Stock Purchase Agreement, dated as of March 11, 2015, by and between Levy Acquisition Corp. and Del Taco Series, a series of Pleasant Lake Opportunities Fund LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
10.3	Common Stock Purchase Agreement, dated as of March 11, 2015, by and among Levy Acquisition Corp., Lime Partners, LLC and Belfer Investment Partners L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Document.

†  The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEVY ACQUISITION CORP.

Date: May 11, 2015

/s/ Lawrence F. Levy
Name: Lawrence F. Levy
Title: Chairman and Chief Executive Officer and Director (principal executive officer)

/s/ Sophia Stratton
Name: Sophia Stratton
Title: Chief Financial Officer and Treasurer (principal financial officer)

