Form 10-Q
period 2015-06-16
Del Taco Restaurants, Inc.
filed 2015-07-27
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 16, 2015

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36197

Del Taco Restaurants, Inc. (f/k/a LEVY ACQUISITION CORP.)

(Exact name of registrant as specified in its charter)

Delaware	46-3340980
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

25521 Commercentre Drive, Lake Forest, CA 92630

(949) 462-9300

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

Yes ☐ No ☑

As of July 27, 2015 (which was after the registrant’s business combination, as discussed herein), there were 38,802,425 shares of the registrant’s common stock issued and outstanding.

DEL TACO RESTAURANTS, INC. (f/k/a LEVY ACQUISITION CORP.)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

LEVY ACQUISITION CORP.

Condensed Consolidated Interim Balance Sheets

(unaudited)

	June 16, 2015 (unaudited)	December 30, 2014 (unaudited)
ASSETS:
Current assets:
Cash	$—	$230,467
Prepaid expenses	29,643	—
Income tax receivable	—	545
Prepaid insurance	12,685	59,200
Total current assets	42,328	290,212
Noncurrent assets:
Investments held in trust	150,000,330	150,056,895
Total assets	$150,042,658	$150,347,107
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Franchise tax payable	$10,500	$159,641
Accrued operating expenses and accounts payable	3,302,745	500,759
Notes payable-related party	255,467	—
Total current liabilities	3,568,712	660,400
Deferred underwriter compensation	5,250,000	5,250,000
Total liabilities	8,818,712	5,910,400
Commitment and contingencies:
Common stock subject to possible redemption: 13,622,394 and 13,943,670 shares (at redemption value) as of June 16, 2015 and December 30, 2014, respectively	136,223,936	139,436,697
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 5,127,606 and 4,806,330 shares issued and outstanding as of June 16, 2015 and December 30, 2014, respectively	512	480
Additional paid-in capital	9,856,519	6,643,790
Accumulated deficit	(4,857,021)	(1,644,260)
Total stockholders’ equity	5,000,010	5,000,010
Total liabilities and stockholders’ equity	$150,042,658	$150,347,107

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

Condensed Consolidated Interim Statements of Operations

(unaudited)

	Period from March 25, 2015 to June 16, 2015	Period from March 26, 2014 to June 17, 2014	Period from December 31, 2014 to June 16, 2015	Period from January 1, 2014 to June 17, 2014
Revenue	$—	$—	$—	$—
Transaction costs	2,074,276	—	2,850,943	—
Formation, general & administrative costs	669,352	213,676	812,056	361,145
Loss from operations	(2,743,628)	(213,676)	(3,662,999)	(361,145)
Other income (expense):
Transaction reimbursement income	—	—	536,218	—
Interest income	—	27,945	7,793	38,142
State franchise taxes, other than income taxes	(37,500)	(40,919)	(82,500)	(83,500)
Total other income	(37,500)	(12,974)	461,511	(45,358)
Loss before income tax expense	(2,781,128)	(226,650)	(3,201,488)	(406,503)
Income tax expense	(5,364)	(9,518)	(11,273)	(9,518)
Net loss attributable to common shares	$(2,786,492)	$(236,168)	$(3,212,761)	$(416,021)
Weighted average number of common shares outstanding, excludes shares subject to possible redemption – basic and diluted	5,127,606	4,701,776	5,127,606	4,701,776
Net loss per common share, excludes shares subject to possible redemption – basic and diluted	$(0.54)	$(0.05)	$(0.63)	$(0.09)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

Condensed Consolidated Interim Statement of Stockholders’ Equity

(unaudited)

For the period from December 31, 2013 to June 16, 2015

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2013	4,653,843	$465	$5,118,936	$(119,391)	$5,000,010
Change in proceeds subject to possible redemption of 152,487 ordinary shares at redemption value	152,487	15	1,524,854	—	1,524,869
Net loss attributable to ordinary shares not subject to possible redemption	—	—	—	(1,524,869)	(1,524,869)
Balances as of December 30, 2014	4,806,330	480	6,643,790	(1,644,260)	5,000,010
Change in proceeds subject to possible redemption of 321,276 ordinary shares at redemption value	321,276	32	3,212,729	—	3.212,761
Net loss attributable to ordinary shares not subject to possible redemption	—	—	—	(3,212,761)	(3,212,761)
Balances at June 16, 2015	5,127,606	$512	$9,856,519	$(4,857,021)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

Condensed Consolidated Interim Statements of Cash Flows

(unaudited)

	Period from December 31, 2014 to June 16, 2015	Period from January 1, 2014 to June 17, 2014
Cash flows from operating activities:
Net loss attributable to common shares	$(3,212,761)	$(416,021)
Changes in operating assets and liabilities
Accrued interest income	56,565	(2,465)
Accrued operating expenses and accounts payable	2,801,986	(14,342)
Income tax receivable	545	—
Prepaid insurance	46,515	47,078
Prepaid expenses	(29,643)	(18,862)
Franchise tax payable	(149,141)	47,872
Net cash used in operating activities	(485,934)	(356,740)
Cash flow from financing activities:
Notes payable-related party	255,467	—
Net cash provided by financing activities	255,467	—
Net decrease in cash	(230,467)	(356,740)
Cash at beginning of the period	230,467	1,078,466
Cash at end of the period	$—	$721,726

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEVY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation of Consolidated Interim Financial Information

The accompanying unaudited consolidated interim financial statements of Levy Acquisition Corp. and its wholly-owned, Levy Merger Sub, LLC (“Merger Sub”), (the “Company”) should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2015. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying consolidated financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the consolidated interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

2.	Organization and Business Operations

Incorporation

The Company was incorporated under the name Levy Acquisition Corp. in Delaware on August 2, 2013 and, in connection with the closing of a business combination between the Company and Del Taco Holdings, Inc. (see Note 10), the Company changed its name to Del Taco Restaurants, Inc. by filing a Second Amended and Restated Certificate of Incorporation on June 30, 2015.

Sponsor

The Company’s sponsor was Levy Acquisition Sponsor, LLC, a Delaware limited liability company (the “Sponsor”). Members of the Sponsor include Sophia Stratton, the Company’s former Chief Financial Officer and Treasurer; Claire P. Murphy, the Company’s former General Counsel and Corporate Secretary; Michael R. Wallach, the Company’s former Vice President of Acquisitions; and Adam Cummis, the Company’s former Vice President of Restaurants and Hospitality. In addition, Ari B. Levy, the Company’s former President and Chief Investment Officer and a member of the Company’s Board of Directors, and Steven C. Florsheim, the Company’s former Executive Vice President and Chief Acquisitions Officer and a former member of the Company’s Board of Directors, are beneficiaries of trusts that are members of the Sponsor. The managing member of the Sponsor is Levy Family Partners, LLC (“Levy Family Partners”). Lawrence F. Levy, the Company’s former Chief Executive Officer and the Chairman of the Company’s Board of Directors, Steven C. Florsheim, Ari B. Levy and Sophia Stratton are the managers of Levy Family Partners.

Fiscal Year End

On June 3, 2015, prior to the closing of a business combination with Del Taco Holdings, Inc., the Company changed its fiscal year to correspond with the fiscal year of Del Taco Holdings, Inc. so that it now operates on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2015 will be a 52-week period. In a 52-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 16 weeks of operations. Fiscal 2015 commenced on December 31, 2014 and will end December 29, 2015. For fiscal 2015, the fiscal quarters are as follows:

First Fiscal Quarter 2015: December 31, 2014 – March 24, 2015

Second Fiscal Quarter 2015: March 25, 2015 – June 16, 2015

Third Fiscal Quarter 2015: June 17, 2015 – September 8, 2015

Fourth Fiscal Quarter 2015: September 9, 2015 – December 29, 2015

Fiscal 2014 commenced on January 1, 2014 and ended December 30, 2014. For fiscal 2014, the fiscal quarters were as follows:

First Fiscal Quarter 2014: January 1, 2014 – March 25, 2014

Second Fiscal Quarter 2014: March 26, 2014 – June 17, 2014

Third Fiscal Quarter 2014: June 18, 2014 – September 9, 2014

Fourth Fiscal Quarter 2014: September 10, 2014 – December 30, 2014

Business Purpose

The Company was formed as a blank check company with no operations and as a vehicle to effect an initial business combination (a “Business Combination”) with one or more operating businesses. After the closing of the Company’s business combination on June 30, 2015, the Company became a holding company whose assets primarily consist of shares of its wholly owned subsidiary, Del Taco Holdings, Inc., a Delaware corporation (“DTH”).

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

Trust Account

As of June 16, 2015, the Trust Account could be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Other than the withdrawal of interest to pay income taxes and franchise taxes, none of the funds held in trust could be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the units sold in the Public Offering if the Company was unable to complete a Business Combination within 24 months from the closing of the Public Offering.

Business Combination

A Business Combination was subject to the following size, focus and stockholder approval provisions:

Size/Control — The Company’s Business Combination had to occur with one or more target businesses that together had a fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The Company could not complete a Business Combination unless it acquired a controlling interest in a target company or was otherwise not required to register as an investment company under the Investment Company Act.

Focus — The Company’s efforts in identifying prospective target businesses were focused on businesses in the restaurant and hospitality sectors, but the Company was permitted to pursue opportunities in other business sectors.

Tender Offer/Stockholder Approval — The Company, after signing a definitive agreement for a Business Combination, could either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders could seek to redeem their shares, regardless of whether they voted for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. The decision as to whether the Company would seek stockholder approval of the Business Combination or would allow stockholders to sell their shares in a tender offer could be made by the Company, solely in its discretion, and could be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval. If the Company decided to seek stockholder approval, it could complete its Business Combination only if a majority of the outstanding shares of common stock voted were voted in favor of the Business Combination. However, in no event could the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not have proceeded with the redemption of its public shares and the related Business Combination, and instead could have searched for an alternate Business Combination.

Regardless of whether the Company held a stockholder vote or a tender offer in connection with a Business Combination, a public stockholder had the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes. As a result, such shares of common stock were recorded at conversion/tender value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Liquidation

If the Company did not complete a Business Combination by November 19, 2015, the Company would have been required to (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption would have completely extinguished public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

In the event of such a liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) would have been approximately equal to the initial public offering price per share in the Public Offering (assuming no value is attributed to the warrants contained in the units offered in the Public Offering discussed in Note 4).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

3.	Significant Accounting Policies

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period in accordance with FASB ASC 260, “Earnings Per Share.” Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of common stock outstanding, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the Public Offering and private placement, as calculated using the treasury stock method. As the Company reported a net loss for the period from August 2, 2013 (inception) to June 16, 2015, the effect of the 7,500,000 warrants issued in the Public Offering and 4,750,000 warrants issued to the Sponsor in connection with the private placement have not been considered in the diluted loss per common share, because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at June 16, 2015, offering costs totaling approximately $8,694,000 (including $7,903,000 in underwriter’s fees, which is net of reimbursable expenses) have been charged to stockholders’ equity.

Development Stage Company

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 30, 2014 and for subsequent reporting periods.

Redeemable Common Stock

As discussed in Note 2, all of the 15,000,000 common shares sold as part of a unit in the Public Offering contained a redemption feature which allowed for the redemption of common shares under the Company’s Liquidation or Tender Offer/Stockholder Approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company required the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter previously provided that in no event would it redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings.

Accordingly, at June 16, 2015, 13,622,394 of the 15,000,000 public shares were classified outside of permanent equity at its redemption value.

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

There were no unrecognized tax benefits as of June 16, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 16, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities and has been since inception.

Recent Accounting Pronouncements

In June 2014, FASB issued ASU No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 30, 2014 and for subsequent reporting periods.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act for the shares of common stock issuable upon exercise of the Public Warrants as soon as practicable, but in no event later than 15 business days after the closing of the Company’s Business Combination. Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable 30 days after the completion of the Company’s Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement.

The Company paid an upfront underwriting discount of $0.20 per unit ($3,000,000 in the aggregate) to the underwriters at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) equal to the difference between (a) the product of the number of shares of common stock sold as part of the units and $0.55 and (b) the upfront underwriting discount paid at the closing of $3,000,000, or a total Deferred Discount of $5,250,000 ($0.35 per unit sold). The Deferred Discount became payable to the underwriters from the amounts held in the Trust Account upon the completion of the Company’s business combination. The underwriters were not entitled to any interest accrued on the Deferred Discount.

The underwriters paid the Company $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering which was recorded in additional paid in capital in the accompanying interim balance sheets.

Public Warrant Terms and Conditions

Exercise Conditions— Each whole Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable 30 days after the completion of the Company’s Business Combination.

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

Del Taco Merger

On March 12, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, its wholly-owned subsidiary, Levy Merger Sub, LLC (“Merger Sub”), and DTH, providing for the merger of Merger Sub with and into DTH (the “Merger”), with DTH surviving the Merger as a wholly-owned subsidiary of the Company.

Concurrent with the execution of the Merger Agreement, Levy Epic Acquisition Company, LLC (“Levy Newco”), Levy Epic Acquisition Company II, LLC (“Levy Newco II” and with Levy Newco, the “Levy Newco Parties”), DTH and the DTH stockholders entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Levy Newco Parties purchased 2,348,968 shares from DTH for $91.2 million in cash, and 740,564 shares directly from existing DTH stockholders for $28.8 million in cash (the “Step 1 Investment”). As a result of the Step 1 Investment, on March 20, 2015, an aggregate of 3,089,532 shares of DTH’s common stock were purchased by the Levy Newco Parties for total cash consideration of $120.0 million.

Although the parties to the Merger Agreement were not related parties prior to entering into the Merger Agreement, the Merger may be considered a Related Party Transaction after March 20, 2015, because, on that date, the Levy Newco Parties, which were managed by the same manager as the Sponsor and had some common members with the Sponsor, invested in DTH.

On June 30, 2015, the Company consummated the transactions contemplated by the Merger Agreement. In connection with the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the Company changed its name from Levy Acquisition Corp. to Del Taco Restaurants, Inc. After the Closing, the Company became a holding company whose assets primarily consist of interests in its wholly owned subsidiary, DTH.

In connection with the Closing, the Company redeemed a total of 1,115 shares of its common stock pursuant to the terms of the Company’s previous amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $11,150. In addition, the Company paid the following consideration to the former equity holders of DTH: (i) 16,553,540 shares of common stock of the Company and (ii) $95 million.

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

On November 19, 2013, the Company’s initial stockholders forfeited an aggregate of 562,500 Founder Shares, so that the initial stockholders, consisting of the Sponsor and Messrs. Bernick, Duchossois, Flynn and Simon, owned 20.8% of the Company’s issued and outstanding shares after the Public Offering.

In connection with the Step 1 Investment, the Sponsor agreed to assign over 50% of its Founder Shares to certain members of the Levy Newco Parties. At the Closing, a total of 1,906,219 Founder Shares were transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with Lawrence F. Levy, Steven C. Florsheim, Ari B. Levy, Levy Family Partners, the Steven Florsheim 2003 Investment Trust and the Ari Levy 2003 Investment Trust (the “Levy Family”).

An aggregate of 937,500 Founder Shares, representing 5.0% of the Company’s issued and outstanding shares after the Public Offering, are subject to forfeiture by the Company’s initial stockholders or their permitted transferees under certain conditions described in the prospectus associated with the Public Offering (the “Prospectus”).

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

Rights — The Founder Shares are identical to the Public Shares except that (i) the Founder Shares are subject to certain transfer restrictions, as described above and (ii) all of the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares in connection with the completion of the Business Combination.

Voting — The initial stockholders agreed to vote their Founder Shares and any Public Shares purchased during or after the Public Offering in favor of the Business Combination.

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

Registration Rights

The Company has entered into a stockholders agreement with respect to the Founder Shares, shares of common stock underlying the Private Placement Warrants, the shares of common stock that the Company will issue under the Merger Agreement or in the Step 2 Co-Investment (as defined below) and all shares issued to a holder with respect to the securities referred to above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, or similar event, which securities are collectively referred to herein as “registrable securities.” Under the stockholders agreement, the Company has registered for resale under a shelf registration statement all of the unregistered shares held by former DTH stockholders, the Levy Family (as defined below), and holders of Founder Shares and the Company’s warrants. The Levy Family and certain former DTH stockholders are also entitled to a number of demand registration rights. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Merger.

Directed Unit Program

The Company’s independent directors also purchased an aggregate of 150,000 Public Units in the Public Offering through the Company’s directed unit program.

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $200,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The loan was payable without interest on the completion of the Public Offering. From inception through November 19, 2013, the Sponsor loaned a total of $254,388 to the Company. The majority of the then outstanding balance on the Note was repaid on November 19, 2013. On November 24, 2013, the Company amended and restated the terms of the Note. The amended terms increased the aggregate total permitted under the Note to $255,000. The remaining terms of the Note were substantially the same as the original. The unpaid principal balance of the Note was due and payable upon the earlier of February 1, 2014 or the consummation of a public offering of the Company's securities. On November 19, 2013, the Company completed its Public Offering making the entire unpaid amount immediately due at the option of the Sponsor. The Sponsor was repaid the remaining balance on November 25, 2013.

After the Public Offering but prior to the Closing, the Sponsor advanced to the Company a total of $912,451 in working capital loans. As of June 16, 2015, the Sponsor had advanced a total of $255,467 of these loans to the Company. At the Closing, the Sponsor converted $389,623 of these working capital loans into 389,623 Private Placement Warrants. The Company repaid the remaining amount of these loans in cash at the Closing.

Administrative Services

The Company previously entered into an Amended and Restated Administrative Services Agreement with Levy Family Partners, pursuant to which the Company paid Levy Family Partners a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel, including certain of the Company’s officers who worked on the Company’s behalf. Prior to the Closing, Levy Family Partners incurred additional expenses on behalf of the Company over and above the $15,000 limitation for reimbursement for a portion of the compensation paid to its personnel. On June 30, 2015, in connection with the vote to approve the Merger Agreement, the Company’s stockholders approved the reimbursement of Levy Family Partners’ expenses for amounts in excess of $15,000 per month, which totaled approximately $850,000. Upon the Closing, the Company ceased paying these fees.

6.	Trust Account

A total of $150,000,000, which includes $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, was placed in the Trust Account. As of June 16, 2015, the balance in the Trust Account was $150,000,330.

As of June 16, 2015, investment securities in the Company’s Trust Account consist of $150,000,000 in United States Treasury Bills and $330 of cash equivalents. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. At June 16, 2015, the carrying amount held in trust is stated at its fair value, which approximates amortized cost.

The carrying amount, excluding interest income, gross unrealized holding gains and fair value of held-to-maturity securities at June 16, 2015 and December 30, 2014 are as follows:

Held-to-maturity:	Carrying Amount	Gross Unrealized Holdings Gains (Losses)	Fair Value
U.S. Treasury Securities – June 16, 2015	$150,000,000	$-	$150,000,000
U.S. Treasury Securities – December 30, 2014	149,992,538	1,462	149,994,000

The Trust Account assets were distributed in connection with the Closing.

7.	Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 16, 2015, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 16, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust:	$150,000,000	$150,000,000	$-	$-

8.	Stockholders’ Equity

Common Stock — The authorized common stock of the Company includes up to 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At June 16, 2015, there were 18,750,000 shares of common stock outstanding, including 13,622,394 shares subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 16, 2015, there were no preferred shares issued or outstanding.

9.	Purported Class Action

 On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois (the “Circuit Court”), relating to the proposed Merger pursuant to the Merger Agreement. The Complaint, which purports to be brought as a class action on behalf of all of the holders of the Company's common stock, generally alleges that the Company's directors breached their fiduciary duties to stockholders by facilitating the proposed Merger and in negotiating and approving the Merger Agreement. The Complaint also alleges that the Company’s preliminary Proxy Statement that was filed with the SEC on April 2, 2015 is materially misleading and/or incomplete. The Complaint further alleges that DTH and the Sponsor aided and abetted the alleged breaches by the Company's directors. The Complaint seeks (a) a declaration that the Company's directors breached their fiduciary duties; (b) injunctive relief enjoining the Merger until corrective disclosures are made; (c) compensatory and/or rescissory damages; and (d) an award of costs and attorney's fees.

As discussed in more detail below in Note 10 – “Subsequent Events,” on June 30, 2015, the Company reached a settlement in principle of all claims asserted in the purported class action.

10.	Subsequent Events

Del Taco Merger

On June 30, 2015, the Company completed its Business Combination with DTH. Pursuant to the Merger Agreement, upon the effectiveness of the Merger on June 30, 2015, all shares of DTH stock then outstanding were converted into either (i) the right to receive cash and common stock of the Company (in the case of all DTH stockholders other than the Levy Newco Parties) or (ii) the right to receive only common stock of the Company (with the Levy Newco Parties having only the right to receive shares of common stock of the Company in exchange for their shares of DTH stock held prior to the Merger). In connection with the Closing, the Company redeemed a total of 1,115 shares of its common stock pursuant to the terms of the Company’s previous amended and restated certificate of incorporation, resulting in a total payment to redeeming stockholders of $11,150. In addition, the Company paid the following consideration to the former equity holders of DTH: (i) 16,553,540 shares of common stock of the Company (the “Stock Merger Consideration”) and (ii) $95 million (the “Cash Merger Consideration”). The consideration payable with respect to outstanding shares of DTH stock pursuant to the Merger was based on the same valuation of DTH as determined in connection with the Step 1 Investment, and the shares of common stock of the Company issued pursuant to the Merger were valued at a price of $10 per share. In addition, funds in the Trust Account were used to reimburse certain expenses accrued by the Company.

At the closing of the Merger, a total of 1,906,219 Founder Shares were transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with the Levy Family.

Certain investors (collectively, the “Step 2 Co-Investors”) separately purchased from the Company at the closing of the Merger an aggregate of 3,500,000 shares of the Company’s common stock at a purchase price of $10.00 per share (the “Step 2 Co-Investment”). The net proceeds from the Step 2 Co-Investment were applied towards the Cash Merger Consideration.

For the three months ended June 16, 2015, the Company incurred approximately $2,075,000 of costs directly related to the Business Combination. These costs are included in other general, administrative and transaction expenses on the accompanying statements of operations.

In connection with the Closing, each outstanding unit of the Company was separated into its component share of common stock and one-half warrant. As of the Closing, there were 38,802,425 shares of the Company’s common stock issued and outstanding and warrants to purchase 12,639,623 shares of the Company’s common stock outstanding.

In connection with the Closing, the Company changed its name from Levy Acquisition Corp. to Del Taco Restaurants, Inc.

The Company is currently evaluating the purchase price allocation following the consummation of the Merger. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro-forma combined financial information as of June 16, 2015 for this transaction, given the short period of time between the acquisition date and the issuance of these unaudited condensed consolidated financial statements.

Settlement in Principle of Purported Class Action

After the periods covered by the accompanying unaudited consolidated interim financial statements, the Company reached a settlement in principle of all claims asserted in the Complaint. The settlement resolves all claims that the June 11, 2015 definitive proxy filed by the Company is misleading or incomplete, as well as all other causes of action asserted in the case. The settlement in principle does not provide for any monetary payment to the plaintiff or the putative plaintiff class, but the plaintiff may request that the Circuit Court order the Company to pay its attorneys’ fees. Any final settlement will be subject to the Circuit Court’s approval.

Shelf Registration Statement

On July 2, 2015, the Company filed a Registration Statement on Form S-3 (File No. 333-205467) (the “Form S-3”) to register for resale the Founder Shares, the shares of common stock underlying the Private Placement Warrants, the shares of common stock underlying the Public Warrants, and the shares of common stock that the Company issued under the Merger Agreement and in the Step 2 Co-Investment. The Form S-3 was declared effective by the SEC on July 15, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 30, 2015, we consummated our previously announced business combination (the “Business Combination”) pursuant to which we acquired all of the outstanding capital stock of Del Taco Holdings, Inc. (“DTH”), in accordance with the Agreement and Plan of Merger, dated as of March 12, 2015, by and among us, our wholly-owned subsidiary, Levy Merger Sub, LLC (“Merger Sub”), and DTH. In connection with the closing of the Business Combination, on June 30, 2015, we changed our name from Levy Acquisition Corp. to Del Taco Restaurants, Inc. This Quarterly Report on Form 10-Q covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” or the Company refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors prior to the closing of the Business Combination (unless the context requires otherwise) and references to the “Sponsor” refer to Levy Acquisition Sponsor, LLC, a Delaware limited liability company. The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 and “Cautionary Note Regarding Forward-Looking Statements” below.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	the benefits of the Business Combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;

•	our future financial performance;

•	changes in the markets in which we compete; and

•	our expansion plans and opportunities.

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

Overview

We are a former blank check company incorporated on August 2, 2013 under the name Levy Acquisition Corp. as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. After the closing of our Business Combination on June 30, 2015, we changed our name to Del Taco Restaurants, Inc. and became a holding company whose assets primarily consist of shares of our wholly owned subsidiary, DTH. We effectuated our Business Combination using a combination of the cash from the proceeds of a public offering (the “Public Offering”) and a sale of warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”) and our capital stock. Upon the closing of our Public Offering and the sale of the Private Placement Warrants, $150,000,000 was placed in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Results of Operations

Through June 16, 2015, our efforts were limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, conducting due diligence, structuring, negotiating, and entering into the Merger (as defined below), and activities relating to general corporate matters. Prior to the closing of our Business Combination, we did not generate any income other than interest income earned on the proceeds held in the Trust Account.

For the twelve-week period ended June 16, 2015, we had a net loss of $2,786,492 and incurred and accrued no additional costs with regard to the Public Offering.

Liquidity and Capital Resources

As of June 16, 2015, no cash was held outside of trust. Until the consummation of the Public Offering, the Company’s only source of liquidity was an initial purchase of shares of our common stock (“Founder Shares”) by the Sponsor, and loans made by the Sponsor to the Company under an unsecured promissory note (the “Note”).

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit (the “Public Units”) in the Public Offering. Each Public Unit consists of one share of common stock of the Company, $0.0001 par value per share, and one-half of one warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share. Simultaneously with the consummation of the Public Offering, we consummated the private sale of an aggregate of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds, before expenses, of $4,750,000 million. In addition, the underwriters of the Public Offering paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering (the “Reimbursement”). We received net proceeds from the Public Offering, the sale of the Private Placement Warrants and the Reimbursement of approximately $151,000,000, net of the non-deferred portion of the underwriting commissions of $3,000,000 and offering costs and other related expenses of approximately $750,000. No additional offering or offering related costs were incurred or accrued during the twelve-week period ended June 16, 2015. For a description of the proceeds generated in the Public Offering and a discussion of the use of such proceeds, we refer you to Note 4 of the unaudited condensed consolidated interim financial statements included in Part I, Item 1 of this Report.

As of June 16, 2015, $150,000,330 was held in the Trust Account (including $5,250,000 of deferred underwriting discounts and commissions), and no cash was held outside of trust and approximately $3,314,000 in accounts payable and accrued expenses, including accrued franchise tax payable, to be paid from the Trust Account upon closing of the Business Combination. Through June 16, 2015, the Company had withdrawn $105,127 from interest earned on the trust proceeds to pay franchise taxes. Other than the deferred underwriting discounts and commissions, no amounts were payable to the underwriters of the Public Offering in connection with our Business Combination.

After the Public Offering but prior to the closing of our Business Combination, the Sponsor advanced to us a total of $912,451 in working capital loans. As of June 16, 2015, the Sponsor had advanced a total of $255,467 of these loans to the Company. At the closing of our Business Combination, the Sponsor converted $389,623 of these working capital loans into 389,623 Private Placement Warrants. We repaid the remaining amount of these loans in cash.

Off-balance sheet financing arrangements

As of June 16, 2015, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements. As of June 16, 2015, we did not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

As of June 16, 2015, we had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

As of June 16, 2015, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our Sponsor a total of (i) $10,000 per month for office space, utilities, secretarial support and administrative services, and (ii) $15,000 per month as reimbursement for a portion of the compensation paid to its personnel including certain of our officers who work on our behalf. Upon completion of our Business Combination, we ceased paying these fees. For the twelve-week period ended June 16, 2015, the Company paid $62,500 under this agreement.

Prior to the completion of our Business Combination, the affiliate of our Sponsor referenced above incurred additional expenses on our behalf over and above the $15,000 limitation for reimbursement for a portion of the compensation paid to its personnel. On June 30, 2015, in connection with the vote to approve our Business Combination, our stockholders approved the reimbursement of these expenses for amounts in excess of $15,000 per month, which totaled approximately $850,000.

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

Cash Held in Trust

A total of approximately $150,000,000, including approximately $147,000,000 of the net proceeds from the Public Offering, $2,652,900 from the sale of the Private Placement Warrants and $347,100 paid by the underwriters to the Company as reimbursement for certain expenses incurred in connection with the Public Offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company serving as trustee. The trust proceeds were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of June 16, 2015, the balance in the Trust Account was $150,000,330, which included $105,457 of amortized interest earned since the inception of the trust.

Loss per Common Share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding, excluding shares subject to possible redemption, for the period. The weighted average common shares issued and outstanding, excluding shares subject to possible redemption, of 13,622,394 for the twelve-week period ended June 16, 2015 takes into effect the 4,312,500 shares issued on August 5, 2013 to the Sponsor; the aggregate of 69,000 shares transferred by the Sponsor to Howard B. Bernick, Craig J. Duchossois, Greg Flynn and Marc S. Simon (the Company’s independent directors), on October 17, 2013; 15,000,000 shares sold in our Public Offering and outstanding since November 19, 2013; and the aggregate of 562,500 Founder Shares forfeited by the Company’s initial stockholders on November 19, 2013 as a result of the underwriters’ election not to exercise their over-allotment option in connection with our Public Offering. The 12,250,000 warrants related to our Public Offering and the sale of the Private Placement Warrants are contingently issuable shares and are excluded from the calculation of diluted earnings per share because they are anti-dilutive.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s balance sheet has not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company has decided to adopt this standard for its reporting for the year ended December 30, 2014 and for subsequent reporting periods.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Our Business Combination

On March 12, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among us, our wholly-owned subsidiary, Merger Sub, and DTH providing for the merger (the “Merger”) of Merger Sub with and into DTH, with DTH surviving the merger as a wholly-owned subsidiary of the Company.

Concurrent with the execution of the Merger Agreement on March 20, 2015, Levy Epic Acquisition Company, LLC and Levy Epic Acquisition Company II, LLC (the “Levy Newco Parties”), both of which had the same manager as the Sponsor, DTH and the DTH stockholders entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, on March 20, 2015, the Levy Newco Parties purchased $91.2 million of DTH common stock from DTH and $28.8 million of DTH common stock from DTH stockholders (the “Step 1 Investment”). The net proceeds received by DTH from the Step 1 Investment, together with the net proceeds of additional senior indebtedness, were used to repay $111.2 million of subordinated indebtedness and certain other transaction expenses. In connection with the Step 1 Investment, all outstanding options of DTH were exercised and converted into common stock of DTH, all outstanding warrants of DTH were exchanged and converted into common stock of DTH and all outstanding restricted stock units of DTH were settled for common stock of DTH.

The Business Combination was consummated on June 30, 2015. Pursuant to the Merger Agreement, upon the effectiveness of the Merger, all shares of DTH stock then outstanding were converted into either (i) the right to receive cash and common stock of the Company (in the case of all former DTH stockholders other than the Levy Newco Parties) or (ii) the right to receive only common stock of the Company (with the Levy Newco Parties having only the right to receive shares of common stock of the Company in exchange for their shares of DTH stock held prior to the Merger). The consideration payable with respect to outstanding shares of DTH stock pursuant to the Merger was based on the same valuation of DTH as determined in connection with the Step 1 Investment, and the shares of common stock of the Company issued pursuant to the Merger were valued at a price of $10 per share. In the Merger, the aggregate consideration paid to DTH’s former stockholders consisted of (i) $95 million in cash (the “Cash Merger Consideration”) and (ii) 16,553,540 shares of the Company's common stock (the “Stock Merger Consideration”). As part of the Business Combination, funds in the Trust Account were used to:

•	pay approximately $60 million of the Cash Merger Consideration to former DTH stockholders at the closing of the Business Combination;

•	repay approximately $68.6 million of indebtedness of DTH;

•	reimburse approximately $21.3 million of expenses of the Company, the Sponsor (including repayment of working capital loans advanced by the Sponsor to the Company after the Public Offering but prior to the closing of the Business Combination) and Levy Family Partners, LLC, an affiliate of the Sponsor (“Levy Family Partners”); and

•	pay approximately $11,115 to the stockholders who elected to redeem a total of 1,115 shares of common stock in connection with the Business Combination.

At the closing of the Merger, a total of 1,906,219 Founder Shares were transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with Lawrence F. Levy, Steven C. Florsheim, Ari B. Levy, Levy Family Partners, the Steven Florsheim 2003 Investment Trust and the Ari Levy 2003 Investment Trust (the “Levy Family”).

Certain investors (collectively, the “Step 2 Co-Investors”) separately purchased from the Company at the closing of the Merger an aggregate of 3,500,000 shares of the Company’s common stock at a purchase price of $10.00 per share (the “Step 2 Co-Investment”). The net proceeds from the Step 2 Co-Investment were applied towards the Cash Merger Consideration.

For the twelve weeks ended June 16, 2015, the Company incurred approximately $2,075,000 of costs directly related to the Business Combination. These costs are included in other general, administrative and transaction expenses on the accompanying statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. As of June 16, 2015, we were not engaged in any substantive commercial business. Accordingly, as of June 16, 2015, we were not exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Public Offering held in the Trust Account were allowed to be invested by the trustee only in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Given our limited risk in our exposure to government securities and money market funds, as of June 16, 2015, we did not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 16, 2015. Based upon their evaluation, our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois (the “Circuit Court”), relating to the proposed Merger pursuant to the Merger Agreement. The Complaint, which purports to be brought as a class action on behalf of all of the holders of the Company's common stock, generally alleges that the Company's directors breached their fiduciary duties to stockholders by facilitating the proposed Merger and in negotiating and approving the Merger Agreement. The Complaint also alleges that the Company’s preliminary Proxy Statement that was filed with the SEC on April 2, 2015 is materially misleading and/or incomplete. The Complaint further alleges that DTH and the Sponsor aided and abetted the alleged breaches by the Company's directors. The Complaint seeks (a) a declaration that the Company's directors breached their fiduciary duties; (b) injunctive relief enjoining the Merger until corrective disclosures are made; (c) compensatory and/or rescissory damages; and (d) an award of costs and attorney's fees.

After the period covered by this Quarterly Report on Form 10-Q, the Company reached a settlement in principle of all claims asserted in the Complaint. The settlement resolves all claims that the June 11, 2015 definitive proxy filed by the Company is misleading or incomplete, as well as all other causes of action asserted in the case. The settlement in principle does not provide for any monetary payment to the plaintiff or the putative plaintiff class, but the plaintiff may request that the Circuit Court order the Company to pay its attorneys’ fees. Any final settlement will be subject to the Circuit Court’s approval.

ITEM 1A. RISK FACTORS

Other than the risk factors disclosed in the definitive proxy statement filed with the SEC by the Company on June 11, 2015, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 5, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with the Step 1 Investment, the Sponsor agreed to assign over 50% of its Founder Shares to certain members of the Levy Newco Parties. At the closing of the Business Combination, a total of 1,906,219 Founder Shares were transferred by the Sponsor to third party investors who funded the Step 1 Investment, excluding entities affiliated with the Levy Family. These securities were transferred pursuant to the so-called 4(a)(1-½) exemption from registration under the Securities Act.

Subject to certain limited exceptions, the Founder Shares may not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of the Business Combination or earlier if, subsequent to the Business Combination, (i) the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (ii) the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. In addition, 937,500 Founder Shares (the “Founder Earnout Shares”) will be subject to forfeiture by our initial stockholders (or their permitted transferees) on the fifth anniversary of the Business Combination, unless, following the Business Combination, the last sale price of our common stock equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for consideration in cash, securities or other property which equals or exceeds $13.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like).

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Business Combination,” at the closing of the Merger, 16,553,540 shares of the Company's common stock were issued to DTH’s former stockholders. In addition, the Step 2 Co-Investors separately purchased from the Company at the closing of the Merger an aggregate of 3,500,000 shares of the Company’s common stock at a purchase price of $10.00 per share. These shares were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Use of Proceeds from our Public Offering

On November 19, 2013, we consummated the Public Offering of 15,000,000 units at a price of $10.00 per unit, with each unit consisting of one share of our common stock and one-half of one warrant. Each whole Public Warrant entitles the holder thereof to purchase one share of our common stock. No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each Public Warrant will become exercisable 30 days after the completion the Business Combination. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of the Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the Public Warrants become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Citigroup Global Markets Inc. acted as underwriter. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-191587). The SEC declared the registration statement effective on November 13, 2013.

We paid a total of $3,000,000 in underwriting discounts and commissions and approximately $750,000 for other costs and expenses related to the Public Offering. In addition, Citigroup Global Markets Inc. paid us $347,100 as reimbursement for certain expenses incurred in connection with the Public Offering. Citigroup Global Markets Inc. also agreed to defer $5,250,000 in underwriting discounts and commissions, which amount was paid upon consummation of the Business Combination. We also repaid our Sponsor $254,388 in satisfaction of an outstanding promissory note after the closing of the Public Offering.

Simultaneously with the consummation of the Public Offering, we consummated the private sale of 4,750,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor at a price of $1.00 per warrant, generating gross proceeds of $4,750,000. Immediately after the closing of the private placement, the Sponsor transferred 15,000 Private Placement Warrants at no charge to each of Messrs. Bernick, Duchossois, Flynn and Simon and 30,000 Private Placement Warrants at no charge to Michael R. Wallach (our former Vice President of Acquisitions). The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Business Combination, and they will be non-redeemable so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants and have no net cash settlement provisions. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Members of the Sponsor include Sophia Stratton, the Company’s former Chief Financial Officer and Treasurer; Claire P. Murphy, the Company’s former General Counsel and Corporate Secretary; Michael R. Wallach, the Company’s former Vice President of Acquisitions; and Adam Cummis, the Company’s former Vice President of Restaurants and Hospitality. In addition, Ari B. Levy, the Company’s former President and Chief Investment Officer and a current member of the Company’s Board of Directors, and Steven C. Florsheim, the Company’s former Executive Vice President and Chief Acquisitions Officer and a former member of the Company’s Board of Directors, are beneficiaries of trusts that are members of the Sponsor. The managing member of the Sponsor is Levy Family Partners. Lawrence F. Levy, the Company’s former Chief Executive Officer and current Chairman of the Company’s Board of Directors, Steven C. Florsheim, Ari B. Levy and Sophia Stratton are the managers of Levy Family Partners.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $5,250,000 in underwriting discounts and commissions, which amount was paid upon the consummation of the Business Combination) and the estimated offering expenses, the total net proceeds from the Public Offering, the private placement of Private Placement Warrants and the Reimbursement was approximately $151,000,000, of which $150,000,000 (or approximately $10.00 per unit sold in the Public Offering) was placed in the Trust Account. As part of the Business Combination, funds in the Trust Account were used to:

•	pay approximately $60 million of the Cash Merger Consideration to former DTH stockholders at the closing of the Business Combination;

•	repay approximately $68.6 million of indebtedness of DTH;

•	reimburse approximately $21.3 million of expenses of the Company, the Sponsor (including repayment of working capital loans advanced by the Sponsor to the Company after the Public Offering but prior to the closing of the Business Combination) and Levy Family Partners; and

•	pay approximately $11,115 to the stockholders who elected to redeem a total of 1,115 shares of common stock in connection with the Business Combination.

Shelf Registration Statement

On July 2, 2015, we filed a Registration Statement on Form S-3 (File No. 333-205467) (the “Form S-3”) to register for resale the Founder Shares, the shares of common stock underlying the Private Placement Warrants, the shares of common stock underlying the Public Warrants, and the shares of common stock that the Company issued under the Merger Agreement and in the Step 2 Co-Investment. The Form S-3 was declared effective by the SEC on July 15, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated as of March 12, 2015, by and among Levy Acquisition Corp., Levy Merger Sub, LLC and Del Taco Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
10.1	Stockholders Agreement, dated as of March 12, 2015, by and among Levy Acquisition Corp. and certain holders of common stock of Levy Acquisition Corp. and certain other persons (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
10.2	Common Stock Purchase Agreement, dated as of March 11, 2015, by and between Levy Acquisition Corp. and Del Taco Series, a series of Pleasant Lake Opportunities Fund LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
10.3	Common Stock Purchase Agreement, dated as of March 11, 2015, by and among Levy Acquisition Corp., Lime Partners, LLC and Belfer Investment Partners L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on March 12, 2015).
10.4	Management Rights Letter Agreement, dated June 30, 2015, between Levy Acquisition Corp. and GS Mezzanine Partners 2006 Institutional, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
10.5	Employment Letter Agreement, dated January 15, 2009, between Paul J.B. Murphy, III and Del Taco Holdings, Inc. (as amended on December 15, 2014) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
10.6	Employment Letter Agreement, dated July 17, 2008, between John Cappasola, Jr. and Del Taco Holdings, Inc. (as amended on May 3, 2011 and December 15, 2014) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
10.7	Severance Agreement, dated July 21, 2009, between Steven L. Brake and Del Taco Holdings, Inc. (as amended on December 15, 2014) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
10.8	Senior Credit Facility, as amended, dated April 1, 2013 between F&C Restaurant Holding Co., Sagittarius Restaurants LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
10.9	Form of Development Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Document.

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

DEL TACO RESTAURANTS, INC.

Date: July 27, 2015

/s/ Paul J.B. Murphy, III
Name: Paul J.B. Murphy, III
Title: President and Chief Executive Officer (principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer (principal financial officer)