Form 10-Q
period 2015-09-08
Del Taco Restaurants, Inc.
filed 2015-10-19
CIK 1585583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36197

DEL TACO RESTAURANTS, INC.

(f/k/a LEVY ACQUISITION CORP.)

(Exact name of registrant as specified in its charter)

Delaware	46-3340980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 462-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 19, 2015, there were 38,802,425 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 8, 2015 (Successor) (Unaudited) and December 30, 2014 (Predecessor)	1
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Ten Weeks Ended September 8, 2015 (Successor) and the Two Weeks Ended June 30, 2015 (Predecessor) and Twelve Weeks Ended September 9, 2014 (Predecessor)	2
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Ten Weeks Ended September 8, 2015 (Successor) and the Twenty-Six Weeks Ended June 30, 2015 (Predecessor) and Thirty-Six Weeks Ended September 9, 2014 (Predecessor)	3
Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the Ten Weeks Ended September 8, 2015 (Successor) and the Twenty-Six Weeks Ended June 30, 2015 (Predecessor)	4
Unaudited Condensed Consolidated Statements of Cash Flows for the Ten Weeks Ended September 8, 2015 (Successor) and the Twenty-Six Weeks Ended June 30, 2015 (Predecessor) and Thirty-Six Weeks Ended September 9, 2014 (Predecessor)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	60
Item 4. Control and Procedures	61

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	62
Item 1A. Risk Factors	62
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6. Exhibits	63

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Del Taco Restaurants, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	Successor	Predecessor
	September 8, 2015	December 30, 2014
Assets
Current assets:
Cash and cash equivalents	$7,174	$8,553
Accounts and other receivables, net	2,290	3,383
Inventories	2,758	2,687
Prepaid expenses and other current assets	4,058	3,816
Deferred tax assets	2,014	—

Total current assets	18,294	18,439

Property and equipment, net	110,341	85,164
Goodwill	317,174	281,200
Trademarks	220,300	144,000
Intangible assets, net	29,521	17,683
Other assets, net	4,790	3,548

Total assets	$700,420	$550,034

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,039	$14,645
Other accrued liabilities	30,426	32,088
Current portion of long-term debt, capital lease obligations and deemed landlord financing liabilities	1,665	1,634

Total current liabilities	50,130	48,367
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	174,720	321,764
Deferred income taxes	77,078	64,736
Warrant liability	—	8,309
Other non-current liabilities	36,306	25,454

Total liabilities	338,234	468,630

Commitments and contingencies (Note 13)

Shareholders’ equity:
Del Taco Holdings, Inc. (Predecessor) preferred stock, $0.01 par value; 200,000 shares authorized; no shares issued and outstanding	—	—
Del Taco Restaurants, Inc. (Successor) preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Del Taco Holdings, Inc. (Predecessor) common stock, $0.01 par value; 5,800,000 shares authorized; 3,907,835 shares issued and outstanding at December 30, 2014	—	39
Del Taco Restaurants, Inc. (Successor) common stock, $0.0001 par value; 400,000,000 shares authorized; 38,802,425 shares issued and outstanding at September 8, 2015	4	—
Additional paid-in capital	370,908	110,941
Accumulated other comprehensive loss	—	(409)
Accumulated deficit	(8,726)	(29,167)

Total shareholders’ equity	362,186	81,404

Total liabilities and shareholders’ equity	$700,420	$550,034

See accompanying notes to condensed consolidated financial statements.

Del Taco Restaurants, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015	12 Weeks Ended September 9, 2014
Revenue:
Company restaurant sales	$78,874	$15,891	$88,819
Franchise revenue	2,694	546	3,034
Franchise sublease income	467	95	540

Total revenue	82,035	16,532	92,393

Operating expenses:
Restaurant operating expenses:
Food and paper costs	22,567	4,607	25,543
Labor and related expenses	23,512	4,712	27,393
Occupancy and other operating expenses	17,024	3,653	19,722
General and administrative	5,824	1,004	5,975
Depreciation and amortization	4,147	664	4,385
Occupancy and other - franchise subleases	437	87	516
Pre-opening costs	41	28	181
Restaurant closure charges, net	19	—	20
Loss (gain) on disposal of assets	1	84	(24)

Total operating expenses	73,572	14,839	83,711

Income from operations	8,463	1,693	8,682

Other expenses:
Interest expense	1,725	664	6,786
Transaction-related costs	11,978	61	241
Debt modification costs	78	1	—
Change in fair value of warrant liability	—	—	303

Total other expenses	13,781	726	7,330

(Loss) income from operations before provision for income taxes	(5,318)	967	1,352
(Benefit) provision for income taxes	(3,132)	(1,449)	463

Net (loss) income	(2,186)	2,416	889

Other comprehensive (loss) income:
Change in fair value of interest rate cap	—	(1)	(14)
Reclassification of interest rate cap amortization included in net (loss) income	—	—	5

Total other comprehensive loss, net	—	(1)	(9)

Comprehensive (loss) income	$(2,186)	$2,415	$880

(Loss) earnings per share:
Basic	$(0.06)	$0.36	$0.23
Diluted	$(0.06)	$0.36	$0.23

Weighted-average shares outstanding
Basic	38,802,425	6,707,776	3,907,835
Diluted	38,802,425	6,707,776	3,910,866

See accompanying notes to condensed consolidated financial statements.

Del Taco Restaurants, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 9, 2014
Revenue:
Company restaurant sales	$78,874	$200,676	$259,948
Franchise revenue	2,694	6,693	8,817
Franchise sublease income	467	1,183	1,542

Total revenue	82,035	208,552	270,307
Operating expenses:
Restaurant operating expenses:
Food and paper costs	22,567	57,447	76,171
Labor and related expenses	23,512	61,120	80,065
Occupancy and other operating expenses	17,024	43,611	57,152
General and administrative	5,824	14,850	18,304
Depreciation and amortization	4,147	8,252	13,300
Occupancy and other - franchise subleases	437	1,109	1,470
Pre-opening costs	41	276	371
Restaurant closure charges, net	19	94	(171)
Loss (gain) on disposal of assets	1	99	(229)

Total operating expenses	73,572	186,858	246,433

Income from operations	8,463	21,694	23,874

Other expenses:
Interest expense	1,725	11,491	21,968
Transaction-related costs	11,978	7,255	241
Debt modification costs	78	139	1,241
Change in fair value of warrant liability	—	(35)	303

Total other expenses	13,781	18,850	23,753

(Loss) income from operations before provision for income taxes	(5,318)	2,844	121
(Benefit) provision for income taxes	(3,132)	740	1,259

Net (loss) income	(2,186)	2,104	(1,138)
Other comprehensive income (loss):
Change in fair value of interest rate cap	—	(24)	(103)
Reclassification of interest rate cap amortization included in net (loss) income	—	58	7

Total other comprehensive income (loss), net	—	34	(96)

Comprehensive (loss) income	$(2,186)	$2,138	$(1,234)

(Loss) earnings per share:
Basic	$(0.06)	$0.38	$(0.29)
Diluted	$(0.06)	$0.37	$(0.29)

Weighted-average shares outstanding:
Basic	38,802,425	5,492,417	3,907,835
Diluted	38,802,425	5,610,859	3,907,835

See accompanying notes to condensed consolidated financial statements.

Del Taco Restaurants, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(In thousands, except share data)

	Del Taco Holdings, Inc. (Predecessor)
					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 30, 2014, Predecessor	$—	3,907,835	$39	$110,941	$(409)	$(29,167)	$81,404
Net income	—	—	—	—	—	2,104	2,104
Other comprehensive income, net of tax	—	—	—	—	34	—	34

Comprehensive income	—	—	—	—	—	—	2,138
Stock-based compensation	—	—	—	532	—	—	532
Exercise and settlement of warrants	—	213,025	2	8,272	—	—	8,274
Exercise of options and distribution of restricted stock units, net of tax withholding	—	237,948	2	(7,535)	—	—	(7,533)
Issuance of common stock	—	2,348,968	24	91,212	—	—	91,236

Balance at June 30, 2015, Predecessor	$—	6,707,776	$67	$203,422	$(375)	$(27,063)	$176,051

	Del Taco Restaurants, Inc. (Successor)
					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2015, Successor	$—	5,127,606	$1	$9,857	$—	$(6,540)	$3,318
Common stock of Del Taco Restaurants, Inc. released from possible redemption	—	13,621,279	1	136,212	—	—	136,213
Issuance of common stock	—	20,053,540	2	224,304	—	—	224,306
Issuance of warrants	—	—	—	389	—	—	389
Net loss	—	—	—	—	—	(2,186)	(2,186)
Stock-based compensation	—	—	—	146	—	—	146

Balance at September 8, 2015, Successor	$—	38,802,425	$4	$370,908	$—	$(8,726)	$362,186

See accompanying notes to condensed consolidated financial statements.

Del Taco Restaurants, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 9, 2014
Operating activities
Net (loss) income	$(2,186)	$2,104	$(1,138)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,147	8,252	13,300
Amortization of deferred financing costs	37	908	950
Subordinated note interest paid-in-kind	—	37	10,779
Debt modification costs	78	139	1,241
Stock-based compensation	146	532	711
Change in fair value of warrant liability	—	(35)	303
Loss (gain) on disposal of assets	1	99	(229)
Changes in operating assets and liabilities:
Accounts and other receivables, net	938	154	(147)
Inventories	(217)	145	(37)
Prepaid expenses and other current assets	(1,985)	(426)	(59)
Accounts payable	(2,100)	4,222	453
Other accrued liabilities	779	(5,026)	5,352
Other non-current liabilities	(1,477)	(1,022)	(914)

Net cash (used in) provided by operating activities	(1,839)	10,083	30,565

Investing activities
Purchases of property and equipment	(7,723)	(14,813)	(12,850)
Proceeds from disposal of property and equipment	—	42	212
Proceeds from the Company’s trust account (see Note 3)	149,989	—	—
Purchases of other assets	(297)	(513)	(627)
Acquisition of Del Taco Holdings, net of cash acquired	(89,827)	—	—

Net cash provided by (used in) investing activities	52,142	(15,284)	(13,265)

Financing activities
Proceeds from term loan, net of debt discount	—	23,654	60,388
Proceeds from deemed landlord financing liabilities	—	—	900
Proceeds from issuance of common stock	35,000	91,236	—
Payment of tax withholding related to option exercises and distribution of restricted stock units	—	(7,533)	—
Payments on term loans	(227,100)	—	(14,500)
Payments on capital leases and deemed landlord financing	(328)	(831)	(1,153)
Payment on subordinated notes	—	(108,113)	(62,000)
Proceeds from revolving credit facility, net of debt discount	162,556	10,000	—
Payments on revolving credit facility	(7,000)	(6,000)	—
Payments for debt issue costs	(484)	(593)	(392)
Repayment of note payable	(523)	—	—
Payment of deferred underwriter compensation	(5,250)	—	—
Settlement of vested restricted stock units	—	—	(87)

Net cash (used in) provided by financing activities	(43,129)	1,820	(16,844)

Increase (decrease) in cash and cash equivalents	7,174	(3,381)	456
Cash and cash equivalents at beginning of period	—	8,553	6,071

Cash and cash equivalents at end of period	$7,174	$5,172	$6,527

Supplemental cash flow information:
Cash paid during the period for interest	$1,180	$11,599	$5,938
Cash paid during the period for income taxes	—	46	53
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$2,322	$2,460	$547
Write-offs against bad debt reserves	—	—	23
Amortization of interest rate cap into net loss, net of tax	—	58	7
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net	—	(24)	(103)
Warrant liability reclassified to equity upon exercise of warrants	—	8,274	—
Issuance of shares for consideration in the acquisition of Del Taco Holdings, Inc.	189,305	—	—
Issuance of warrants as payment for working capital loans	389	—	—
Common stock of Del Taco Restaurants, Inc. reclassified to equity upon release from possible redemption	136,213	—	—

See accompanying notes to condensed consolidated financial statements.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 8, 2015

1. Description of Business

Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The condensed consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 8, 2015, there were 306 company-operated and 241 franchised Del Taco restaurants located in 16 states, including one franchised unit in Guam. At September 9, 2014, there were 303 company-operated and 245 franchised Del Taco restaurants located in 17 states, including one franchised unit in Guam.

The Company was originally incorporated in Delaware on August 2, 2013 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On June 30, 2015 (the “Closing Date”), the Company consummated its business combination with Del Taco Holdings, Inc. (“DTH”) pursuant to the agreement and plan of merger dated as of March 12, 2015 by and among LAC, Levy Merger Sub, LLC (“Levy Merger Sub”), LAC’s wholly owned subsidiary, and DTH (the “Merger Agreement”). Under the Merger Agreement, Levy Merger Sub merged with and into DTH, with DTH surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination” or “Merger”). In connection with the closing of the Business Combination, the Company changed its name from Levy Acquisition Corp. to Del Taco Restaurants, Inc. See Note 3 for further discussion of the Business Combination.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”). For additional information, these condensed consolidated financial statements should be read in conjunction with (i) the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2014 and (ii) DTH’s consolidated financial statements and notes thereto for the year ended December 30, 2014 included in the Company’s definitive proxy statement filed with the SEC on June 11, 2015.

As a result of the Business Combination, the Company is the acquirer for accounting purposes, and DTH is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for DTH for periods prior to the Closing Date. The Company was subsequently re-named as Del Taco Restaurants, Inc. and is the “Successor” for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. See Note 3 for further discussion of the Business Combination. As a result of the application of the acquisition method of accounting as of the effective time of the Merger, the financial statements for the Predecessor period and for the Successor period are presented on a different basis and are therefore, not comparable. The historical financial information of Del Taco, formerly LAC, prior to the Business Combination have not been reflected in the financial statements as those amounts have been considered de-minimus.

For the Condensed Consolidated Statements of Shareholders’ Equity, the Predecessor results reflect the equity balances and activities of DTH at December 30, 2014 through June 30, 2015 prior to the closing of the Business Combination and the Successor results reflect the LAC equity balances at June 30, 2015 prior to the closing of the Business Combination and the activities for Del Taco through September 8, 2015.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal years 2015 and 2014 are both fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2015, the Company’s financial statements reflect the two weeks and twenty-six weeks ended June 30, 2015 (predecessor) and ten weeks ended September 8, 2015 (successor). For fiscal year 2014, the Company’s financial statements reflect the twelve weeks (quarter) and thirty-six weeks (year to date) ended September 9, 2014 (predecessor).

In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the condensed consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, restaurant closure reserves, stock-based compensation, contingent liabilities and income tax valuation allowances

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Variable Interest Entities

In accordance with Accounting Standards Codification (ASC) 810, Consolidation, the Company applies the guidance related to variable interest entities (VIE), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIEs economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company franchises its operations through franchise agreements entered into with franchisees and therefore, the Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting the Company’s brand. Additionally, the Company holds a 1% ownership interest in four public limited partnerships in which the Company serves as general partner. The limited partners have substantive kick-out rights over the general partner giving the limited partners power to direct the activities of the limited partnerships. Based upon the Company’s analysis of all the relevant facts and considerations of the franchise entities, the limited partnerships and other affiliates, the Company has concluded that these entities and franchise agreements are not variable interest entities.

Revenue Recognition

Company restaurant sales from the operation of Company restaurants are recognized when food and service is delivered to customers. Franchise revenues comprise (i) initial development fees, (ii) initial franchise fees, (iii) on-going royalties and (iv) renewal fees. Franchise fees received pursuant to individual development agreements, which grant the right to develop franchised restaurants in future periods in specific geographic areas, are deferred and recognized as revenue when the Company has substantially fulfilled its obligation pursuant to the development agreement, which is generally upon restaurant opening. Royalties from franchised restaurants are recorded in revenue when food and service are delivered to customers. Renewal fees are recognized when a renewal agreement becomes effective. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities and promotional allowances. Franchise sublease income is composed of rental income associated with properties leased or subleased to franchisees and is recognized as revenue on an accrual basis.

Gift Cards

The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income of $1.1 million and $2.0 million is recorded in other non-current liabilities on the condensed consolidated balance sheets as of September 8, 2015 and December 30, 2014, respectively. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income (loss). Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

Accounts and Other Receivables, Net

Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor and a landlord. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor and the landlord receivable is for an earned landlord reimbursement related to a restaurant that opened in December 2014. The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables.

Vendor Allowances

The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products.

Inventories

Inventories, consisting of food items, packaging and beverages, are valued at the lower of cost (first-in, first-out method) or market.

Property and Equipment

Property and equipment includes land, buildings, leasehold improvements, restaurant and other equipment and buildings under capital leases. Land, property and equipment acquired in business combinations are initially recorded at their estimated fair value. Land, property and equipment acquired or constructed in the normal course of business are initially recorded at cost. The Company provides for depreciation and amortization based on the estimated useful lives of assets using the straight-line method.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Estimated useful lives are as follows:

Buildings	20–35 years
Leasehold improvements	Shorter of useful life (typically 20 years) or lease term
Buildings under capital leases	Shorter of useful life (typically 20 years) or lease term
Restaurant and other equipment	3–15 years

Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised.

Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received and net carrying values of the assets disposed and are included in loss (gain) on disposal of assets in the consolidated statements of comprehensive income (loss).

Deferred Financing Costs

Deferred financing costs represent third-party debt costs that are capitalized and amortized to interest expense over the associated term. Deferred financing costs, lender discount and other lender fees are presented net of debt balances and are amortized to interest expense over the associated term.

Goodwill and Trademarks

The Company’s goodwill and trademarks are not amortized, but tested annually for impairment and tested more frequently for impairment if events and circumstances indicate that the asset might be impaired. The Company conducts annual goodwill and trademark impairment tests on the first day of the fourth quarter of each fiscal year or whenever an indicator of impairment exists.

In assessing goodwill impairment for the Company’s single reporting unit, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of the reporting unit and compare it to the carrying value of the reporting unit. If the carrying value exceeds the estimated fair value of the reporting unit, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value.

The Company’s indefinite-lived trademark is not amortized, but tested at least annually for impairment using a quantitative impairment analysis, and more frequently if events and circumstances indicate that the asset might be impaired. The quantitative impairment analysis compares the fair value of the indefinite-lived trademark, based on discounted future cash flows using a relief from royalty methodology. If the carrying amount of the indefinite-lived trademark exceeds its fair value, an impairment loss is measured as the difference between the implied fair value of the trademark and its carrying amount.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Intangible Assets, Net

Intangible assets primarily include leasehold interests and franchise rights. Leasehold interests represent the fair values of acquired lease contracts having contractual rents that differ from fair market rents as of the acquisition date, and are amortized on the straight-line basis over the lease term to rent expense (occupancy and other operating expense). Franchise rights, which represent the fair value of franchise contracts based on the projected royalty revenue stream, are amortized on the straight-line basis to general and administrative expense over the term of the franchise agreements.

Other Assets, Net

Other assets, net consist of security deposits and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, (ii) compensation and related benefits for employees who are directly associated with the software project and (iii) interest costs incurred while developing internal-use computer software. Capitalized software costs are amortized over the estimated useful life, typically three years.

The Company has elected to account for construction costs in a manner such that costs with a future benefit for the projects are capitalized. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in occupancy and other operating expenses in the consolidated statements of comprehensive income (loss). The Company capitalizes interest in connection with the construction of its restaurants.

Long-Lived Assets

Long-lived assets, including property and equipment and definite lived intangible assets (other than goodwill and indefinite-lived intangible assets), are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise contracts on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using either the land and building real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant or contract.

Rent Expense and Deferred Rent

At inception, each lease is evaluated to determine whether it will be classified as an operating or capital lease. Rent expense on operating leases with scheduled or minimum rent increases is recorded on the straight-line basis over the lease term, which includes the period of time from when the Company takes possession of the leased space until the restaurant opening date (the rent holiday period). Deferred rent represents the excess of rent charged to expense over

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

the rent obligations under the lease agreement, as well as leasehold improvements funded by lessor incentives which are amortized as reductions to rent expense over the expected lease term and unfavorable leasehold interests which are amortized on a straight-line basis over the expected lease term.

Deferred rent is recorded in other non-current liabilities on the consolidated balance sheets. Contingent rentals are generally based on sales levels in excess of stipulated amounts as defined in the lease agreement, and thus are not considered minimum lease payments and are included in rent expense as incurred.

The Company may expend cash for structural additions on leased premises that may be reimbursed in whole or in part by landlords as construction contributions pursuant to agreed-upon terms in the leases. Depending on the specifics of the leased space and the lease agreement, the amounts paid for structural components will be recorded during the construction period as either prepaid rent or construction-in-progress and the landlord construction contributions will be recorded as either an offset to prepaid rent or as a deemed landlord financing liability. Upon completion of construction for those leases that meet certain criteria, the lease may qualify for sale-leaseback treatment. For these leases, the deemed landlord financing liability and the associated construction-in-progress will be removed and the difference will be reclassified to prepaid or deferred rent and amortized over the lease term as an increase or decrease to rent expense. If the lease does not qualify for sale-leaseback treatment, the deemed landlord financing liability will be amortized over the lease term based on the rent payments designated in the lease agreement.

Insurance Reserves

Given the nature of the Company’s operating environment, the Company is subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, the Company maintains insurance for individual claims in excess of deductibles per claim (the Company’s insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability). The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company-specific and industry data, as well as general economic information. Self-insurance loss reserves are based on estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. The Company utilizes actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liability.

Advertising Costs

Franchisees pay a monthly fee to the Company of 4% of their restaurants’ net sales as reimbursement for advertising and promotional services that the Company provides. Company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive income (loss).

Pre-opening Costs

Pre-opening costs, which include restaurant labor, supplies, rent expense and other costs incurred prior to the opening of a new restaurant are expensed as incurred.

Restaurant Closure Charges, Net

The Company makes decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. The Company determines if discontinued operations treatment is appropriate and estimates the future obligations, if any, associated with the closure of restaurants and records the corresponding liability at the time the restaurant is closed. These restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income, if any. Restaurant closure charges, net are comprised of initial charges associated with the recording of the liability at fair value, accretion of the liability during the period, and any positive or negative adjustments to the liability in subsequent periods as more information becomes available. To the extent that the disposal or abandonment of related property and equipment results in gains or losses, such gains or losses are included in loss (gain) on disposal of assets in the consolidated statements of comprehensive income (loss).

Stock-Based Compensation Expense

The Company measures and recognizes compensation expense for all share-based payment awards made to employees based on their estimated grant date fair values using an option pricing model for option grants, third-party valuation for grants of restricted stock units and the closing price of the underlying common stock on the date of the grant for restricted stock awards. Compensation expense for the Company’s stock-based compensation awards is generally recognized on a straight-line basis.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting, using tax rates scheduled to be in effect at the time the items giving rise to the deferred taxes reverse. The Company recognizes the impact of a tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Derivative Instruments and Hedging Activities

The Company is exposed to variability in future cash flows resulting from fluctuations in interest rates related to its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has used various interest rate contracts including interest rate caps. The Company recognizes all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. When they qualify as hedging instruments, the Company designates interest rate caps as cash flow hedges of forecasted variable rate interest payments on certain debt principal balances.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

The Company enters into interest rate derivative contracts with major banks and is exposed to losses in the event of nonperformance by these banks. The Company anticipates, however, that these banks will be able to fully satisfy their obligations under the contracts. Accordingly, the Company does not obtain collateral or other security to support the contracts.

Contingencies

The Company recognizes liabilities for contingencies when an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. The Company’s ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. The Company records legal settlement costs when those costs are probable and reasonably estimable.

Comprehensive (Loss) Income

Comprehensive (loss) income includes changes in equity from transactions and other events and circumstances from nonoperational sources, including, among other things, the Company’s unrealized gains and losses on effective interest rate caps which are included in other comprehensive (loss) income, net of tax.

Segment Information

An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Company’s chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Management has determined that the Company has one operating segment, and therefore one reportable segment. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer; its CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Related Party Transactions

The Company has entered into long-term leases for 22 Del Taco restaurants whereby the lessor is one of four public partnerships where the Company serves as general partner with a 1% ownership interest. The leases require monthly rent payments in an amount equal to 12% of gross sales which were recorded within occupancy and other operating expenses in the condensed consolidated statements of comprehensive income (loss) and totaled $0.5 million, $0.1 million and $1.4 million for the ten weeks ended September 8, 2015 (successor), two weeks ended June 30, 2015 (predecessor) and twenty-six weeks ended June 30, 2015 (predecessor), respectively, and $0.6 million and $1.8 million for the twelve and thirty-six weeks ended September 9, 2014 (predecessor), respectively. The Company recorded a fair value adjustment through the purchase price allocation, as described in Note 3, of $1.5 million for the estimated fair value of its investment in the partnerships.

On July 24, 2015, the four public partnerships entered into an agreement to sell all of the properties, subject to the approval of a majority in interest of the limited partners of each of the public partnerships, to a third party that is not affiliated with the Company. If the sale of the properties is approved by their respective limited partners, then following the consummation of the sale, the respective public partnership will be dissolved and the assets of the respective partnership will be distributed pursuant to the terms of their respective partnership agreements.

At December 30, 2014 (predecessor), DTH had outstanding $108.1 million of subordinated notes due to its three largest shareholders that bore interest at 13.0%. On March 20, 2015, DTH used proceeds from the Step 1 of the Business Combination, as described in Note 3, a $10 million revolver borrowing and amended term loan proceeds of $25.1 million to fully redeem the then outstanding balance of $111.2 million of subordinated notes. Interest expense related to subordinated notes was zero and $3.1 million for the two and twenty-six weeks ended June 30, 2015 (predecessor) and $3.0 million and $11.2 million for the twelve and thirty-six weeks ended September 9, 2014 (predecessor), respectively. See Note 5 for further discussion regarding the subordinated notes.

Fair Value of Financial Instruments

The Company measures fair value using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three tiers in the fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3, defined as unobservable inputs which reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of third-party pricing services, option pricing models, discounted cash flow models and similar techniques.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Concentration of Risks

As of September 8, 2015, Del Taco operated a total of 366 restaurants in California (244 company-owned and 122 franchised locations). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this update. ASU No. 2015-03 applies to all entities and is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The standard is to be applied retrospectively. Upon adoption the Company will reclassify its debt issuance costs net with its debt liability.

3. Business Combination

On June 30, 2015, the Company and DTH completed the Business Combination pursuant to the Merger Agreement under which the Company’s wholly-owned subsidiary, Levy Merger Sub, merged with and into DTH, with DTH surviving the merger as a wholly-owned subsidiary of the Company.

Concurrent with the execution of the Merger Agreement, Levy Epic Acquisition Company, LLC (“Levy Newco”), Levy Epic Acquisition Company II, LLC (“Levy Newco II” and with Levy Newco, the “Levy Newco Parties”), DTH and the DTH stockholders entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Levy Newco Parties agreed to purchase 2,348,968 shares of DTH common stock from DTH for $91.2 million in cash, and to purchase 740,564 shares of DTH common stock directly from existing DTH shareholders for $28.8 million in cash (the “Initial Investment”). As a result of this Initial Investment, an aggregate of 3,089,532 shares of DTH common stock were purchased by the Levy Newco Parties for total cash consideration of $120.0 million. Concurrent with the consummation of the Initial Investment, DTH increased its borrowing capacity under its existing term loan credit facility by $25.1 million. Proceeds from the increased borrowings under the term loan, a $10.0 million revolver borrowing and the $91.2 million received by DTH from the sale of DTH common stock to the Levy Newco Parties was used to fully repay the outstanding balance of DTH’s subordinated notes (see Note 5), and pay approximately $15.7 million of transaction costs, which included $7.5 million of employee withholding taxes resulting from the acceleration of outstanding stock options and restricted stock units due to the change in control triggered by the Initial Investment. Employee equity redemptions were exchanged for such withholding taxes. The transactions described in this paragraph are hereafter collectively referred to as “Step 1.”

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Also concurrent with Step 1, the Company entered into common stock purchase agreements pursuant to which certain investors committed to acquire 3,500,000 shares of the Company’s common stock upon the closing of the Business Combination for total consideration of $35 million (the “Step 2 Investment”). The additional funds provided by these investors were used as additional cash consideration in the Business Combination.

The consideration for the Business Combination was provided by (1) the funds remaining in the Company’s trust account of $150 million after Delaware franchise taxes, stockholder redemptions, and $10.2 million of expenses paid for by the Company, (2) the $35 million provided by the Step 2 Investment, and (3) shares of the Company’s common stock. The Levy Newco Parties received only stock merger consideration in the Business Combination. The common stock purchase agreements entered into in connection with the Step 1 Investment and the closing of the Business Combination is hereafter referred to as “Step 2.” Step 1 and Step 2 are collectively referred to herein as the “Transactions.”

Step 2 is accounted for as a business combination under the scope of the FASB’s ASC 805, Business Combinations, or ASC 805. Pursuant to ASC 805, the Company has been determined to be the accounting acquirer based on the evaluation of the following facts and circumstances:

•	The Company paid cash and equity consideration for all of the equity in DTH;

•	Investments by the Company and Levy Newco Parties were considered multiple arrangements that should be treated as a single transaction for accounting purposes; and

•	The existing stockholders of the Company and the Levy Newco Parties retain relatively more voting rights in the combined company than the historical DTH stockholders.

DTH constitutes a business, with inputs, processes, and outputs. Accordingly, the acquisition of DTH constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control from the merger, is accounted for using the acquisition method.

The following summarizes the merger consideration paid to DTH stockholders (except for the Levy Newco Parties) (in thousands):

Calculation of Purchase Price
Cash consideration paid (1)	$105,164

Value of share consideration issued (2)	69,305
Fair value of equity interests acquired in Step 1 (3)	120,000
Less: Transaction expenses paid by the Company (1)	(10,164)

Total purchase price	$284,305

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

(1)	Each issued and outstanding share of DTH stock held by DTH stockholders other than the Levy Newco Parties was converted into the right to receive the per share merger consideration, which equaled $38.84 per DTH share, payable in cash and the Company’s common stock. Cash consideration was paid with respect to all common stock of DTH except for shares held by the Levy Newco Parties. The aggregate amount of cash consideration paid directly to DTH stockholders was $95 million. Total cash consideration paid also included $10.2 million of expenses paid by the Company for the closing of Step 2.
(2)	The stock merger consideration consisted of the Company’s common stock issued to DTH stockholders as part of the merger consideration in exchange for shares of DTH common stock. Company shares exchanged for the DTH shares held by the Levy Newco Parties are discussed in (3) below. The following summarizes the number of shares of the Company’s common stock issued to DTH stockholders other than the Levy Newco Parties:

(in thousands, except share and per share data)	Calculation of Share Consideration
Number of shares issued	4,553,540
Value per share as of June 30, 2015	$15.22

Value of share consideration transferred	$69,305

(3)	The Company exchanged its common stock for DTH shares held by the Levy Newco Parties acquired in Step 1. The Transactions were accounted for as related events transferring control of DTH to the Company through a minority investment in Step 1 and a controlling interest in Step 2. The Levy Newco Parties’ shares of DTH common stock were exchanged for shares of the Company’s common stock in the Business Combination, but represent a previously held equity interest in an acquired company. The previously held equity interest had the same value as its $120 million purchase price.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Company recorded a preliminary allocation of the purchase price to DTH’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value as of the June 30, 2015 acquisition date. The preliminary purchase price allocation is as follows (in thousands):

Preliminary Purchase Price Allocation
Cash and cash equivalents	$5,173
Accounts receivable and other receivables	3,228
Inventories	2,541
Prepaid expenses and other current assets	4,145

Total current assets	15,087
Property and equipment	106,461
Intangible assets	250,490
Other assets	4,194

Total identifiable assets acquired	376,232
Accounts payable	(18,866)
Other accrued liabilities	(26,607)
Current portion of long-term debt, capital lease obligations and deemed landlord financing liabilities	(1,670)
Long-term debt	(246,562)
Deferred income taxes	(79,215)
Other long-term liabilities	(36,181)

Net identifiable liabilities assumed	(32,869)
Goodwill	317,174

Total gross consideration	$284,305

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The preliminary values allocated to intangible assets and the useful lives are as follows (in thousands):

	Fair Value	Useful life
Favorable leasehold interests and other intangible assets	$14,290	0.6 to 19 years
Trademarks	220,300	Indefinite
Franchise agreements	15,900	0.1 to 40 years

Total intangible assets	$250,490

Unfavorable leasehold interests(1)	$(23,652)	1.5 to 19 years

Weighted average life of definite-lived intangibles		11 years

(1)	Included in other non-current liabilities on the condensed consolidated balance sheets.

The goodwill of $317.2 million arising from the Business Combination is primarily attributable to the market position and future growth potential of DTH for both company-operated and franchised restaurants. Approximately $0.6 million of goodwill is expected to be deductible for income tax purposes.

For the ten weeks ended September 8, 2015 (successor), the two weeks ended June 30, 2015 (predecessor) and the twenty-six weeks ended June 30, 2015 (predecessor), the Company incurred approximately $12.0 million, $0.1 million and $7.3 million, respectively, of transaction expenses directly related to Step 1 and Step 2 of the Business Combination.

LAC incurred $1.6 million and $4.5 million of transaction expenses, not reported with DTH’s predecessor condensed consolidated statements of comprehensive income (loss), directly related to the Business Combination for the two weeks ended June 30, 2015 (predecessor) and 26 weeks ended June 30, 2015 (predecessor), respectively. Transaction expenses, which were $2.9 million through the second fiscal quarter ended June 16, 2015 and $0.5 million for the fiscal year 2014, were reported by LAC in prior 10-Q and 10-K filings which are also not reported with DTH’s predecessor condensed consolidated statements of comprehensive income (loss). Cash outflows of $4.3 million related to transaction expenses previously expensed by LAC are reported as a cash outflows for operating activities for the ten weeks ended September 8, 2015 (successor). In addition, in connection with the Business Combination, the Company paid deferred underwriter compensation of $5.2 million in connection with the Company’s initial public offering in November 2013 as well as repaid working capital loans of $0.5 million to the Company’s sponsor, Levy Acquisition Sponsor LLC, both of which were accrued on LAC’s balance sheet at June 16, 2015, and not included with DTH’s predecessor condensed consolidated balance sheet. Both of these payments are included as cash outflows for financing activities for the ten weeks ended September 8, 2015 (successor).

The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of the acquisition date. The amounts allocated to goodwill and intangible assets are based on preliminary valuations and are subject to final adjustment to reflect the final valuations. These final valuations of the assets and liabilities could have a material impact on the preliminary purchase price allocation disclosed above.

The following unaudited pro forma combined financial information presents the Company’s results as though DTH and the Company had combined at January 1, 2014. The unaudited pro forma condensed consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP (in thousands):

	2 Weeks Ended June 30, 2015 (pro forma)	12 Weeks Ended September 9, 2014 (pro forma)	26 Weeks Ended June 30, 2015 (pro forma)	36 Weeks Ended September 9, 2014 (pro forma)

	(unaudited)
Total Revenue	$16,532	$92,393	$208,552	$270,307
Net income (loss)	$735	$634	$(2,790)	$(1,809)

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

4. Goodwill and other Intangible Assets

Changes in the carrying amount of goodwill for the thirty-six weeks ended September 8, 2015 are as follows (in thousands):

Goodwill
Balance as of December 30, 2014 (Predecessor)	$281,200
Elimination of predecessor goodwill	(281,200)
Acquisition of businesses	317,174

Balance as of September 8, 2015 (Successor)	$317,174

The Company’s other intangible assets at September 8, 2015 and December 30, 2014 consisted of the following (in thousands):

	Successor			Predecessor
	September 8, 2015			December 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable leasehold interests	$14,207	$(392)	$13,815	$6,788	$(3,282)	$3,506
Franchise rights	15,900	(275)	15,625	20,882	(6,828)	14,054
Other	83	(2)	81	263	(140)	123

Total amortized other intangible assets	$30,190	$(669)	$29,521	$27,933	$(10,250)	$17,683

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Goodwill and intangible assets at September 8, 2015 is based on the preliminary purchase price allocation of DTH, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. The amount allocated to goodwill and other intangible assets are subject to final adjustment to reflect the final valuations. These final valuations could have a material impact on goodwill and other intangible assets. See Note 3 for further discussion of the acquisition of DTH.

5. Debt and Deferred Financing Costs

The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at September 8, 2015 (successor) and December 30, 2014 (predecessor) consisted of the following (in thousands):

	Successor	Predecessor
	September 8, 2015	December 30, 2014
2015 Revolving Credit Facility, net of $1,416 debt discount at September 8, 2015	$159,584	$—
2013 Term Loan, net of $4,559 debt discount at December 30, 2014	—	197,441
F&C Restaurant Holding Co. (F&C RHC) subordinated notes	—	72,189
Sagittarius Restaurants LLC (SAG Restaurants) subordinated notes	—	35,887
2013 Revolver	—	—

Total outstanding indebtedness	159,584	305,517

Obligations under capital leases and deemed landlord financing liabilities	16,801	17,881

Total debt	176,385	323,398
Less: amounts due within one year	1,665	1,634

Total long-term debt due after one year	$174,720	$321,764

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

At September 8, 2015, the Company assessed the amounts recorded under the 2015 Revolving Credit Facility and determined that such amounts approximated fair value. At December 31, 2014, the fair value of long-term debt was based on quoted inactive market prices and is therefore classified as Level 2 within the valuation hierarchy, as described in Note 7.

2015 Revolving Credit Facility (Successor)

On August 4, 2015, the Company refinanced its existing senior credit facility (“2013 Senior Credit Facility”) and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Revolving Credit Facility”). The Company utilized $164 million of proceeds from the Credit Agreement to refinance in whole its existing senior secured debt and pay costs associated with the refinancing. The Credit Agreement replaced the Company’s 2013 Senior Credit Facility. The 2013 Senior Credit Facility, as amended March 20, 2015, totaled $267.1 million, consisting of an initial $227.1 million term loan (“2013 Term Loan”) and a $40 million revolver (“2013 Revolver”). At the time of termination, a $162.5 million term loan balance was outstanding and $17.6 million of revolver capacity was utilized to support outstanding letters of credit under the 2013 Senior Credit Facility. The Company capitalized lender costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing, which will be amortized to interest expense over term of the Credit Agreement. Lender costs are reported net with its debt liability and deferred financing costs are included in other assets on the condensed consolidated balances sheets.

At the Company’s option, loans under the 2015 Revolving Credit Facility may bear interest at a base rate or LIBOR, plus an applicable margin determined in accordance with a consolidated total lease adjusted leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus  1⁄2 of 1%, (b) the prime rate of Bank of America, and (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.50% to 2.50%, and for base rate loans the applicable margin is in the range of 0.50% and 1.50%. The applicable margin is initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending after the closing date of the Credit Agreement. The 2015 Revolving Credit Facility capacity used to support letters of credit incurs fees equal to the applicable margin of 2.0%. The 2015 Revolving Credit Facility unused commitment incurs a 0.25% fee.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 8, 2015.

Lender debt discount costs associated with the 2015 Revolving Credit Facility are presented net of the 2015 Revolving Credit Facility balance on the condensed consolidated balance sheets and deferred financing costs are included in other assets on the condensed consolidated balance sheets. Both lender debt discount costs and deferred financing costs are amortized to interest expense over the term of the 2015 Revolving Credit Facility. Amortization of deferred financing costs including debt discount totaled $37,000 during the ten weeks ended September 8, 2015 (successor).

At September 8, 2015, the interest rate on the outstanding balance of the Revolving Credit Facility was 2.2%. At September 8, 2015, the Company had a total of $71.4 million of availability for additional borrowings under the 2015 Revolving Credit Facility as the Company had $161.0 million of outstanding borrowings and letters of credit outstanding of $17.6 million which reduce availability under the 2015 Revolving Credit Facility.

DTH 2013 Senior Credit Facility

In March 2015, DTH amended its 2013 Senior Credit Facility to increase the 2013 term loan by $25.1 million to $227.1 million (the “March 2015 Debt Refinance”). A portion of the proceeds from Step 1 of the Business Combination, described in Note 3, proceeds of $10 million from the 2013 Revolver and the March 2015 Debt Refinance proceeds were used to fully redeem the then outstanding balance of the subordinated notes of $111.2 million.

On March 12, 2015, DTH satisfied the rating condition in its 2013 Senior Credit Facility resulting in a decrease in interest rates to LIBOR (not to be less than 1.00%) plus a margin of 4.25%.

DTH utilized $17.6 million of its 2013 Revolver to support outstanding letters of credit at December 30, 2014. Unused 2013 Revolver capacity at December 30, 2014 was $22.4 million.

DTH was in compliance with the financial covenants under the 2013 Senior Credit Facility as of December 30, 2014.

The Company incurred lender costs and third-party costs associated with the March 2015 Debt Refinance of $1.6 million of which $1.5 million was capitalized as lender debt discount and $0.1 million was expensed as debt modification costs in the condensed consolidated statements of comprehensive income (loss) for the twenty-six weeks ended June 30, 2015 (predecessor).

Lender debt discount costs associated with the 2013 Senior Credit Facility are presented net of the 2013 Term Loan in the condensed consolidated balance sheets and are amortized to interest expense over the term of the 2013 Term Loan using the effective interest method. Amortization of deferred financing costs including debt discount totaled $0.1 million and $0.3 million during the two weeks ended June 30, 2015 (predecessor) and the twelve weeks

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

ended September 9, 2014 (predecessor), respectively, and $0.9 million and $1.0 million during the twenty-six weeks ended June 30, 2015 (predecessor) and the thirty-six weeks ended September 9, 2014 (predecessor), respectively. The Company determined the fair value of the 2013 Senior Credit Facility was equal to face value at June 30, 2015 and therefore the fair value of lender debt discount costs and deferred financing costs associated with the 2013 Senior Credit Facility was zero at June 30, 2015. The Company recorded the fair value adjustment for the lender debt discount costs and deferred financing costs through the purchase price allocation, as described in Note 3.

Subordinated Notes (Predecessor)

In connection with Step 1 of the Business Combination and the March 2015 Debt Refinance discussed above, DTH fully redeemed the outstanding balance of the SAG Restaurants subordinated notes (“SAG Restaurants Sub Notes”) and F&C RHC subordinated notes (“F&C RHC Sub Notes”) on March 20, 2015 of $111.2 million.

The balance of DTH’s SAG Restaurants Sub Notes and F&C RHC Sub Notes was an aggregate of $108.1 million on December 30, 2014. For the twenty-six weeks ended June 30, 2015 (predecessor) and the thirty-six weeks ended September 9, 2014 (predecessor), interest expense was $3.1 million and $11.2 million (of which $0.4 million was paid in cash in connection with the debt refinancing in April 2014), respectively. For the twelve weeks ended September 9, 2014 (predecessor), interest expense related to SAG Restaurants Sub Notes and F&C RHC Sub Notes was an aggregate of $3.0 million.

6. Derivative Instruments

As of September 8, 2015 and December 30, 2014, the Company had an interest rate cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt. This agreement had a notional amount of $87.5 million as of September 8, 2015 and December 30, 2014. The individual caplet contracts within the remaining interest rate cap agreement expire at various dates through June 30, 2016.

Interest Rate Cap Agreement

To ensure the effectiveness of the interest rate cap agreement through June 30, 2015, the Company elected the three-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the two and twenty-six weeks ended June 30, 2015 and twelve weeks and thirty-six weeks ended September 9, 2014.

As of the July 1, 2015 interest reset date, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value will be recorded through interest expense.

The effective portion of the interest rate cap agreement through June 30, 2015 was included in accumulated other comprehensive income and included as a fair value adjustment through the purchase price allocation as described in Note 3.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Warrant Liability (Predecessor)

On March 20, 2015, warrants to purchase 597,802 shares of DTH common stock held by Goldman Sachs Mezzanine Partners (GSMP) were exercised at a strike price of $25.00 per share based on a fair value of $8.3 million determined based on the common stock price of Step 1 of the Business Combination discussed above in Note 3. GSMP redeemed 384,777 shares of DTH common stock upon exercise as payment for the strike price resulting in 213,025 shares of DTH common stock being issued. DTH recorded a mark-to-market adjustment of $35,000 to reduce the liability during the twenty-six weeks ended June 30, 2015 (predecessor) and then reclassified the balance of the warrant liability of $8.3 million to shareholders’ equity.

7. Fair Value Measurements

The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The fair value of the Company’s long-term debt instruments was determined using a market valuation approach, using market-corroborated data such as applicable interest rates for similarly rated companies’ instruments as of the balance sheet dates (Level 2). The interest rate cap agreement and the warrant liability are recorded at fair value in the Company’s condensed consolidated balance sheets.

As of September 8, 2015 and December 30, 2014, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates and for December 30, 2014, these included warrants to purchase common stock, which are not traded on a public exchange. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the interest rate cap agreement was zero at September 8, 2015.

The warrant liability represented warrants to purchase shares of DTH common stock, which had limited marketability. As of December 30, 2014, management took into consideration the enterprise value of DTH as it relates to Step 1 of the Business Combination (see Note 3) when recording its warrant liability as of December 30, 2014 (i.e., the computed value of the warrants was based on their relative fair value as part of the overall transaction discussed above). As a result of certain unobservable inputs, DTH had categorized the warrant liability as of December 30, 2014 as a Level 3 fair value measurement. On March 20, 2015, GSMP exercised all of its outstanding warrants and purchased shares of DTH common stock at $25.00 per share based on a fair value of $8.3 million derived from the Step 1 of the Business Combination discussed above in Note 3. The Company recorded a mark-to-market adjustment of $35,000 to reduce the liability during the twenty-six weeks ended June 30, 2015 and then reclassified the balance of the warrant liability of $8.3 million to equity.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

The DTH SAG Restaurants Sub Notes and F&C RHC Sub Notes were paid in entirety on March 20, 2015 and thus no balance was outstanding as of September 8, 2015. The following is a summary of the estimated fair values for the long-term debt instruments, warrant liability and interest rate cap agreement (in thousands):

	Successor		Predecessor
	September 8, 2015		December 30, 2014
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
	(Unaudited)
2015 Revolving Credit Facility	$159,584	$159,584	$—	$—
2013 Term Loan	—	—	199,172	197,441
2013 Revolver	—	—	—	—
SAG Subordinated Notes	—	—	34,846	35,887
F&C RHC Subordinated Notes	—	—	70,962	72,189
Warrant liability	—	—	8,309	8,309
Interest rate cap agreement	—	—	25	25

The Company’s assets and liabilities measured at fair value on a recurring basis as of December 30, 2014 were as follows (in thousands):

	Predecessor
	December 30, 2014	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Warrant liability	$(8,309)	$—	$—	$(8,309)
Interest rate cap	25	—	25	—

Total (liabilities) assets measured at fair value	$(8,284)	$—	$25	$(8,309)

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

8. Other Accrued Liabilities and Other Non-current Liabilities

A summary of other accrued liabilities follows (in thousands):

	Successor	Predecessor
	September 8, 2015	December 30, 2014
	(Unaudited)
Employee compensation and related items	$7,356	$7,395
Accrued insurance	7,019	6,198
Accrued sales tax	3,892	3,161
Accrued interest payable	170	2,056
Accrued real property tax	1,759	1,301
Accrued bonus	3,345	4,563
Accrued advertising	1,828	2,129
Accrued transaction-related costs	545	1,374
Deferred current income taxes	1,145	193
Other	3,367	3,718

	$30,426	$32,088

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

A summary of other non-current liabilities follows (in thousands):

	Successor	Predecessor
	September 8, 2015	December 30, 2014
	(Unaudited)
Deferred rent liability	$218	$4,956
Insurance reserves	6,205	7,289
Unfavorable leasehold interests	23,117	5,308
Unearned trade discount, non-current	2,156	2,445
Deferred gift card income	1,140	1,994
Deferred development and initial franchise fees	2,045	1,685
Other	1,425	1,777

	$36,306	$25,454

The Company recorded fair value adjustments to the deferred rent liability and unfavorable leasehold interests through the purchase price allocation, as described in Note 3.

9. Stock-Based Compensation

The Company recognizes compensation expense based on estimated grant date fair values for all stock-based awards issued to employees and directors, The Company estimates the fair value of stock-based awards based on assumptions as of the grant date. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management’s expectations of employee turnover within the specific employee groups receiving the awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

2015 Omnibus Incentive Plan

In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. There were 3,300,000 share of common stock reserved and authorized for issuance under the 2015 Plan. At September 8, 2015, there were 3,150,000 shares of common stock available for grant under the 2015 Plan.

Stock-Based Compensation Expense (Successor)

The Company’s Board of Directors approved an initial grant of restricted stock under the 2015 Plan to certain officers upon completion of the Business Combination. The restricted stock vest on a straight-line basis over three years. A summary of outstanding and unvested restricted stock activity as of September 8, 2015 and changes during the period June 30, 2015 through September 8, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2015	—	$—
Granted	150,000	15.22
Vested	—	—
Forfeited	—	—

Nonvested at September 8, 2015	150,000	$15.22

The total compensation expense related to the 2015 Plan was $0.1 million for the ten weeks ended September 8, 2015 (successor). As of September 8, 2015, $2.1 million of total unrecognized expense related to share-based compensation plans is expected to be recognized over a weighted-average period of 2.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Stock-Based Compensation Expense (Predecessor)

In connection with Step 1 of the Business Combination consummated on March 20, 2015, all unvested restricted stock units (“RSUs”) became fully vested and all vested RSUs were then immediately settled for shares of DTH common stock, net of shares withheld for minimum statutory employee tax withholding obligations and all unvested stock options became fully vested and all vested stock options were also

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

exercised and shares were issued, net of shares withheld for the applicable option strike price and employee tax withholding obligations. An aggregate of 237,948 shares of DTH common stock were issued and 247,552 shares of DTH common stock were redeemed for applicable option strike price and employee tax withholding obligations. In exchange for the shares withheld, DTH made payments of $7.5 million related to employee tax withholding obligations.

No RSUs or stock options remained outstanding under the predecessor plan as of September 8, 2015. DTH recorded stock-based compensation expense of $0.5 million, which included all remaining unrecognized compensation expense related to the accelerated vesting on RSUs and stock options on March 20, 2015, for the twenty-six weeks ended June 30, 2015 (predecessor) and DTH recorded $0.7 million during the thirty-six weeks ended September 9, 2014 (predecessor).

10. Shareholders’ Equity

The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 8, 2015, there were 38,802,425 shares of common stock issued and outstanding and warrants to purchase 12,639,623 shares of the Company’s common stock outstanding at a strike price of $11.50. Of the 12,639,623 warrants, 7,500,000 were issued in the Company’s initial public offering in November 2013 and 4,750,000 warrants were issued in a private sale not involving a public offering in November 2013 (“Private Placement Warrants”). On June 30, 2015, the Company issued 389,623 additional Private Placement Warrants to Levy Acquisition Sponsor LLC (the “Sponsor”), the Company’s sponsor, to satisfy outstanding working capital loans owed to the Sponsor by the Company.

The Company previously had 15,000,000 common shares that were sold as part of the Company’s initial public offering in November 2013 which each contained a redemption feature that allows for the redemption of the common shares. The amount of the common shares subject to possible redemption was recorded as a liability on LAC’s consolidated balance sheet and as of June 16, 2015, 13,622,394 shares were classified outside of permanent equity at its redemption value of $136.2 million. On June 30, 2015, in connection with the Business Combination, 1,115 shares were redeemed at $10 per share and the remaining shares with a value of $136.2 million were reclassified into equity.

The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 8, 2015, there were no preferred shares issued or outstanding.

As described in Note 3, on March 20, 2015, the Levy Newco Parties made a $120 million minority equity investment in DTH in connection with a stock purchase agreement dated March 12, 2015. Proceeds of $91.2 million from Step 1 of the Business Combination were used to purchase 2,348,968 shares of DTH common stock.

Also on March 20, 2015, warrants to purchase 597,802 shares of DTH common stock held by GSMP were exercised at a strike price of $25.00 per share based on a fair value of $8.3 million determined from Step 1 of the Business Combination. GSMP redeemed 384,777 DTH shares upon exercise as payment for the strike price resulting in 213,025 shares of DTH common stock issued. The Company recorded a mark-to-market adjustment of $35,000 to reduce the liability during two and twenty-six weeks ended June 30, 2015 (predecessor) and then reclassified the balance of the warrant liability of $8.3 million to shareholders’ equity.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

11. Earnings per Share

Basic (loss) income per share is calculated by dividing net (loss) income attributable to Del Taco’s common shareholders for the successor period and DTH’s common shareholders for the predecessor period by the weighted average number of common shares outstanding for the period. In computing dilutive (loss) income per share, basic (loss) income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock units, common stock options, and restricted stock.

Below are basic and diluted net (loss) income per share for the periods indicated (amounts in thousands except share and per share data):

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015	12 Weeks Ended September 9, 2014
Numerator:
Net (loss) income	$(2,186)	$2,416	$889

Denominator:
Weighted-average shares outstanding - basic	38,802,425	6,707,776	3,907,835

Dilutive effect of restricted stock and RSUs	—	—	—

Dilutive effect of stock options	—	—	3,031

Dilutive effect of warrants	—	—	—
Weighted-average shares outstanding - diluted	38,802,425	6,707,776	3,910,866

Net (loss) income per share - basic	$(0.06)	$0.36	$0.23
Net (loss) income per share - diluted	$(0.06)	$0.36	$0.23

Antidilutive options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	2,632,739	—	41,502

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 9, 2014
Numerator:
Net (loss) income	$(2,186)	$2,104	$(1,138)

Denominator:
Weighted-average shares outstanding - basic	38,802,425	5,492,417	3,907,835

Dilutive effect of restricted shares and RSUs	—	13,972	—
Dilutive effect of stock options	—	93,634	—
Dilutive effect of warrants	—	10,836	—
Weighted-average shares outstanding - diluted	38,802,425	5,610,859	3,907,835

Net (loss) income per share - basic	$(0.06)	$0.38	$(0.29)
Net (loss) income per share - diluted	$(0.06)	$0.37	$(0.29)

Antidilutive options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	2,632,739	—	67,957

Antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for the periods presented.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

12. Income Taxes

The effective income tax rates were 58.9% for the ten weeks ended September 8, 2015 (successor) compared to (149.8%) and 34.2% for the two weeks ended June 30, 2015 (predecessor) and twelve weeks ended September 9, 2014 (predecessor), respectively. The provision for income taxes consisted of income tax (benefit) expense of ($3.1) million for the ten weeks ended September 8, 2015 (successor) and ($1.4) million and $0.5 million for the two weeks ended June 30, 2015 (predecessor) and twelve weeks ended September 9, 2014 (predecessor), respectively.

The effective income tax rates were 26.0% and 1040.5% for the twenty-six weeks ended June 30, 2015 (predecessor) and thirty-six weeks ended September 9, 2014 (predecessor), respectively. The provision for income taxes consisted of income tax expense of $0.7 million and $1.3 million for the twenty-six weeks ended June 30, 2015 (predecessor) the thirty-six weeks ended September 9, 2014 (predecessor).

As part of purchase accounting, the Company was required to record all of DTH’s acquired assets and liabilities at their acquisition date fair value, including deferred income taxes. The Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition. As a result, the Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation (see Note 3). In addition, after considering the Business Combination, the projected post-combination results and all available evidence, the Company released $1.9 million of valuation allowance through income tax benefit in accordance with ASC 805-740-30-3 during the ten week period ended September 8, 2015 (successor).

13. Commitments and Contingencies

The primary claims in the Company’s business are workers’ compensation and general liabilities. These insurance programs are self-insured or high deductible programs with excess coverage that management believes is sufficient to adequately protect the Company. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured or high deductible limits, including provision for estimated claims incurred but not reported. Because of the uncertainty of the ultimate resolution of outstanding claims, as well as the uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially. However, no estimate can currently be made of the range of additional losses.

Purchasing Commitments

The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both Company-owned and franchised locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 8, 2015, are approximately $86.1 million. The Company has excluded agreements that are cancelable without penalty.

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

Litigation

On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois (the “Circuit Court”), relating to the then proposed Business Combination pursuant to the Merger Agreement. The Complaint, which purported to be brought as a class action on behalf of all of the holders of the Company’s common stock, generally alleged that the Company’s pre-merger directors breached their fiduciary duties to stockholders by facilitating the then proposed Business Combination and in negotiating and approving the Merger Agreement. The Complaint also alleged that the Company’s preliminary proxy statement that was filed with the SEC on April 2, 2015 is materially misleading and/or incomplete. The Complaint further alleged that DTH and Levy Acquisition Sponsor LLC aided and abetted the alleged breaches by the Company’s pre-merger directors. The Complaint sought (a) a declaration that the Company’s pre-merger directors breached their fiduciary duties; (b) injunctive relief enjoining the Business Combination until corrective disclosures were made; (c) compensatory and/or rescissory damages; and (d) an award of costs and attorney’s fees.

The Company reached a settlement in principle of all claims asserted in the Complaint. The settlement resolved all claims that the June 11, 2015 definitive proxy filed by the Company is misleading or incomplete, as well as all other causes of action asserted in the case. The settlement in principle does not provide for any monetary payment to the plaintiff or the putative plaintiff class, but the plaintiff may request that the Circuit Court order the Company to pay its attorneys’ fees and costs. Any final settlement will be subject to the Circuit Court’s approval. The amount of attorney’s fees and costs that the court might award is not currently estimable.

The Company has a directors and officers liability insurance policy to cover legal defense costs and settlements stemming from covered claims, subject to an insurance deductible of $0.25 million per claim. The Company has incurred $0.7 million and $0.1 million in legal defense fees during the twenty-six weeks ended June 30, 2015 (of which $0.3 million was incurred during the two weeks ended June 30, 2015) and ten weeks ended September 8, 2015, respectively, of which $0.1 million is accrued as of September 8, 2015. The legal defense fees incurred are reported in transaction-related costs on the accompanying condensed consolidated statements of comprehensive income (loss). The Company is in the process of filing a claim with the insurance company to recover amounts incurred in excess of the deductible, but there can be no assurance that the insurance company will approve the claim in full.

In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. Discovery has been completed and the parties are preparing their motions for and opposition to class certification. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal

Del Taco Restaurants, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited)

proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 8, 2015.

In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 8, 2015.

The Company and its subsidiaries are parties to other legal proceedings incidental to their businesses, including claims alleging the Company’s restaurants do not comply with the Americans with Disabilities Act of 1990. In the opinion of management, based upon information currently available, the ultimate liability with respect to those other actions will not have a material effect on the operating results, cash flows or the financial position of the Company.

14. Subsequent Events

Del Taco gave notice on October 15, 2015 to the employees in twelve underperforming company-operated restaurants that it will close these restaurants by December 2015. The Company previously recorded an impairment charge in the fourth fiscal quarter of 2014 for the write-off of the value of the leasehold improvements for these restaurants as well as the write-down of restaurant and other equipment to their estimated future recoverable value. Upon closure of these restaurants in the fourth quarter, the Company estimates that it will record restaurant closure charges totaling approximately $4.2 million to $5.0 million. This range represents the currently estimated present value of the future lease obligations, net of estimated sublease income, as well as brokerage commissions and other direct costs associated with the closure including building de-identification and equipment removal, transportation and storage.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following includes management’s discussion related to Del Taco Restaurants, Inc. (“Del Taco”). The discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from Del Taco management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors-Risks Related to Del Taco’s Business and Industry” included in the Definitive Proxy Statement on Schedule 14A filed by Levy Acquisition Corp. (“LAC”) with the Securities and Exchange Commission (“SEC”) on June 11, 2015. We assume no obligation to update any of these forward-looking statements.

The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with (1) the Company’s condensed consolidated financial statements for the twelve and twenty-four weeks ended June 16, 2015, including the notes thereto, filed with a report on Form 8-K on July 27, 2015 and (2) the audited consolidated financial statements of DTH, our accounting predecessor, for the year ended December 30, 2014, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Proxy Statement dated June 11, 2015 (the “Proxy Statement”).

The application of acquisition accounting for the Business Combination (defined below) significantly affected certain assets, liabilities, and expenses. As a result, financial information as of September 8, 2015 and for the twelve weeks ended September 8, 2015 may not be comparable to Del Taco’s predecessor financial information for the twelve weeks ended September 9, 2014. Therefore, we did not combine certain financial information for the ten weeks ended September 8, 2015 with Del Taco’s predecessor financial information for the two weeks ended June 30, 2015 and for the twenty-six weeks ended June 30, 2015 for comparison to prior periods. We have combined our same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure charges and loss on disposal of assets for the ten weeks ended September 8, 2015 with Del Taco’s predecessor same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure charges and loss on disposal of assets for the two weeks ended June 30, 2015 and the twenty-six weeks ended June 30, 2015. Same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, restaurant closure charges and loss on disposal of assets were not affected by acquisition accounting. Refer to Note 2 and 3 to the condensed consolidated financial statements for additional information on the acquisition accounting for the Business Combination.

Fiscal Year

We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2014 is the 52-week period ended December 30, 2014 (Fiscal 2014). Fiscal year 2015 will be a 52-week period ended December 29, 2015 (Fiscal 2015). For fiscal year 2015, the Company’s financial statements reflect the two weeks and twenty-six weeks ended June 30, 2015 (predecessor) and ten weeks ended September 8, 2015 (successor) and for fiscal year 2014, the Company’s financial statements reflect the twelve weeks (quarter) and thirty-six weeks (year to date) ended September 9, 2014 (predecessor).

Overview

Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. There are 547 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of its restaurants, Del Taco’s food is made to order in working kitchens. Del Taco serves its customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — Del Taco occupies a place in the restaurant market distinct from its competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of its entire system, we believe that Del Taco is poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average check of $6.49 during Fiscal 2014, Del Taco offers a compelling value proposition relative to both QSR and fast casual peers.

Business Combination

On June 30, 2015, we consummated our business combination with Del Taco Holdings, Inc. (DTH) pursuant to the agreement and plan of merger dated as of March 12, 2015 (the “Merger Agreement”), whereby our wholly-owned subsidiary, Levy Merger Sub, LLC, merged with and into DTH, with DTH surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination”). As a result of the merger, we acquired all of the common stock of DTH. Following the completion of the merger, we changed our name to Del Taco Restaurants, Inc. and remained a public company listed on NASDAQ. See Note 3 – “Business Combination” in the Notes to Condensed Consolidated Financial Statements. In addition, DTH used $68.6 million of the proceeds from the merger to reduce its existing senior credit facility (“2013 Senior Credit Facility”).

Highlights and Trends

Same Store Sales

Same store sales growth reflects the change in year-over-year sales for the same store base. Del Taco includes a restaurant in the same store base in the accounting period following its 18th full month of operations. For the twelve weeks ended September 8, 2015 and September 9, 2014, system-wide same store sales increased 5.6% for both periods. For the thirty-six weeks ended September 8, 2015 and September 9, 2014, system-wide same store sales increased 6.4% and 4.9%, respectively. Same store sales at company-operated restaurants increased 5.4% for the twelve weeks ended September 8, 2015 and 5.6% for the twelve weeks ended September 9, 2014. Same store sales at company-operated restaurants increased 6.4% for the thirty-six weeks ended September 8, 2015 and 5.1% for the thirty-six weeks ended September 9, 2014. The increase in company-operated same store sales in the twelve weeks ended September 8, 2015 was driven by an increase in average check size of 4.8% and an increase in traffic of 0.6% compared to the twelve weeks ended September 9, 2014. The increase in company-operated same store sales in the thirty-six weeks ended September 8, 2015 was driven by an increase in average check size of 4.3% and an increase in traffic of 2.1% compared to the thirty-six weeks ended September 9, 2014. Same store sales at franchised restaurants increased 5.8% and 5.6% for the twelve weeks ended September 8, 2015 and September 9, 2014, respectively. Same store sales at franchised restaurants increased 6.5% and 4.8% for the thirty-six weeks ended September 8, 2015 and September 9, 2014, respectively.

Restaurant Development

Del Taco restaurant counts at the end of the twelve weeks and thirty-six weeks ended September 8, 2015, and September 9, 2014, are as follows:

	12 Weeks Ended		36 Weeks Ended
	September 8, 2015	September 9, 2014	September 8, 2015	September 9, 2014
Company-operated restaurant activity:
Beginning of period	306	302	304	300
Openings	1	1	3	3
Closures	(1)	—	(1)	—
Purchased from franchisee	—	—	—	—

Restaurants at end of period	306	303	306	303

Franchised restaurant activity:
Beginning of period	241	244	243	247
Openings	—	2	—	4
Closures	—	(1)	(2)	(6)
Restaurants sold to Company	—	—	—	—

Restaurants at end of period	241	245	241	245

Total restaurant activity:
Beginning of period	547	546	547	547
Openings	1	3	3	7
Closures	(1)	(1)	(3)	(6)

Restaurants at end of period	547	548	547	548

Since 2012, Del Taco has focused on repositioning its brand, increasing brand awareness, re-imaging its restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to Del Taco’s growth strategy. Del Taco plans to open an estimated thirteen system-wide restaurants in Fiscal 2015, including seven company-operated restaurants. From time to time Del Taco and its franchisees close restaurants and Del Taco anticipates closing approximately 13 company-operated restaurants in Fiscal 2015, including the 12 restaurants discussed in the “Recent Events” section.

Restaurant Re-Imaging

Del Taco and its franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of September 8, 2015, a total of 479 restaurants feature Del Taco’s current image through a re-image or new prototype design, including all 306 restaurants that are company-operated. Del Taco expects over 90% of its restaurant system to feature the current image by the end of 2015. The ASU remodeling program involved a use of cash and impacted net property and depreciation line items on the consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant remodels varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. Del Taco believes the ASU remodeling program is an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.

Recent Events

Concurrent with the execution of the Merger Agreement on March 12, 2015, Levy Epic Acquisition Company, LLC (“Levy Newco”), Levy Epic Acquisition Company II, LLC (“Levy Newco II” and with Levy Newco, the “Levy Newco Parties”), DTH and the DTH stockholders entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement on March 20, 2015, Levy Newco Parties purchased 2,348,968 shares of DTH common stock from DTH for $91.2 million in cash and 740,564 shares of DTH common stock directly from existing DTH shareholders for $28.8 million in cash (the “Initial Investment”). As a result of this Initial Investment, an aggregate of 3,089,532 shares of DTH common stock were purchased by the Levy Newco Parties for total cash consideration of $120.0 million. Concurrent with the completion of the Initial Investment, DTH increased its borrowing capacity under its existing 2013 Term Loan by $25.1 million. Proceeds from the increased borrowings under the 2013 Term Loan, a $10.0 million drawdown under DTH’s $40.0 million revolving credit facility, and the $91.2 million received by DTH from the sale of DTH common stock to the Levy Newco Parties was used to repay the outstanding balance of DTH’s subordinated notes of $111.2 million and pay transaction costs. As a result of the repayment of the subordinated notes, DTH expects an annual net interest savings of over $13.0 million. The transactions described in this paragraph are hereafter collectively referred to as “Step 1.”

Also concurrent with Step 1, the Company entered into common stock purchase agreements pursuant to which certain investors committed to acquire 3,500,000 shares of the Company’s common stock upon the closing of the Business Combination for total consideration of $35 million. The additional funds provided by these investors were used as additional cash consideration in the Business Combination.

On August 4, 2015, we completed a debt refinance transaction (the “August 2015 Refinance”) and used the proceeds from the new senior credit facility (“2015 Senior Credit Facility”) of $164 million to pay off our existing 2013 Senior Credit Facility and expenses related to the debt refinance. The existing 2013 Senior Credit Facility totaled $267.1 million, consisting of an initial $227.1 million term loan and a $40 million revolver. At the time of termination, $162.5 million term loan balance was outstanding and $17.6 million of revolver capacity was utilized to support outstanding letters of credit under this facility. The 2015 Senior Credit Facility features a $250 million revolving credit facility, which had an interest rate of 2.2% on the outstanding balance as of September 8, 2015. We capitalized lender costs and debt issuance costs of $1.4 million and $0.5 million, respectively, in connection with the August 2015 Refinance, which will be amortized into interest expense over the term of the 2015 Senior Credit Facility.

During the year ended December 30, 2014, DTH recorded impairment of long-lived assets charges totaling $9.6 million related to 13 underperforming restaurants that generated negative restaurant contribution of approximately $1.6 million during the 52 weeks ended December 30, 2014 (predecessor). In the second quarter of 2015, DTH commenced a plan to close 12 of the 13 underperforming restaurants and enter into subleases with third parties. Upon closure, which is expected to occur by the end of 2015, we expect to record restaurant closure charges totaling approximately $4.2 million to $5.0 million that will include the present value of the future lease obligations net of estimated sublease income, as well as brokerage commissions and other direct costs associated with the closure including building de-identification and equipment removal, transportation and storage.

Key Performance Indicators

In assessing the performance of our business, management utilizes a variety of financial and performance measures. These key measures include company restaurant sales, same store sales, company-operated average unit volumes, restaurant contribution and restaurant contribution margin, number of new restaurant openings, EBITDA and Adjusted EBITDA.

Company Restaurant Sales

Company restaurant sales consists of sales of food and beverages in company-operated restaurants net of promotional allowances, employee meals and other discounts. Company restaurant sales in any period is directly influenced by the number of operating weeks in such period, the number of open restaurants, same store sales and per restaurant sales.

Seasonal factors and the timing of holidays cause revenue to fluctuate from quarter to quarter. Revenue per restaurant is typically lower in the first quarter due to reduced January traffic. As a result of seasonality, quarterly and annual results of operations and key performance indicators such as company restaurant sales and same store sales may fluctuate.

Same Store Sales Growth

Del Taco regularly monitors company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. Del Taco includes a restaurant in the same store base in the accounting period following its 18th full month of operations. As of September 8, 2015 and September 9, 2014, there were 299 and 295 restaurants, respectively, in the comparable company-operated restaurant base. As of September 8, 2015 and September 9, 2014, there were 236 and 236 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.

Company-Operated Average Unit Volumes

Del Taco measures company-operated average unit volumes (AUVs) on both a weekly and an annual basis. Weekly AUVs are calculated by dividing the sales from comparable company-operated restaurants over a seven day period from Wednesday to Tuesday by the number of comparable restaurants. Annual AUVs are calculated by dividing sales for the trailing 52-week period for all company-operated restaurants that are in the comparable base by the total number of restaurants in the comparable base for such period. This measurement allows management to assess changes in consumer traffic and spending patterns at Del Taco company-operated restaurants and the overall performance of the restaurant base.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with GAAP. Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of results as reported under GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors.

A reconciliation of restaurant contribution to company restaurant sales is provided below (in thousands):

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015	12 Weeks Ended September 9, 2014
Company restaurant sales	$78,874	$15,891	$88,819
Restaurant operating expenses	63,103	12,972	72,658

Restaurant contribution	$15,771	$2,919	$16,161

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 9, 2014
Company restaurant sales	$78,874	$200,676	$259,948
Restaurant operating expenses	63,103	162,178	213,388

Restaurant contribution	$15,771	$38,498	$46,560

Number of New Restaurant Openings

The number of restaurant openings reflects the number of new restaurants opened by Del Taco and its franchisees during a particular reporting period. Before a new restaurant opens, Del Taco and its franchisees incur pre-opening costs, as described below. Some new restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically new restaurants experience normal inefficiencies in the form of higher food and paper, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. Typically, the average start-up period after which new company restaurant sales and restaurant operating expenses normalize is approximately 13 to 26 weeks. In new markets, the length of time before average company restaurant sales and restaurant operating expenses for new restaurants stabilize is less predictable and can be longer as a result of limited knowledge of these markets and consumers’ limited awareness of Del Taco’s brand. When Del Taco enters new markets, it may be exposed to start-up times that are longer and restaurant contribution margins that are lower than typical historical experience, and these new restaurants may not be profitable and their sales performance may not follow historical patterns.

EBITDA and Adjusted EBITDA

EBITDA represents net income (loss) before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA represents net income (loss) before interest expense, provision for income taxes, depreciation, amortization and items that the Company does not consider representative of ongoing operating performance, as identified in the reconciliation table below.

EBITDA and Adjusted EBITDA as presented in this quarterly statement are supplemental measures of performance that are neither required by, nor presented in accordance with GAAP. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP and should not be considered as alternatives to net income (loss), income from operations or any other performance measures derived in accordance with GAAP or as alternatives to cash flow from operating activities as a measure of liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future Del Taco may incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Del Taco’s presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of results as reported under GAAP. Some of these limitations include but are not limited to:

(i)	they do not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments;

(ii)	they do not reflect changes in, or cash requirements for, working capital needs;

(iii)	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;

(iv)	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

(v)	they do not adjust for all non-cash income or expense items that are reflected in the statements of cash flows;

(vi)	they do not reflect the impact of earnings or charges resulting from matters Del Taco considers not to be indicative of ongoing operations; and

(vii)	other companies in the industry may calculate these measures differently than Del Taco does, limiting their usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in the use of non-GAAP financial measures by presenting comparable GAAP measures more prominently.

We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). Del Taco also presents EBITDA and Adjusted EBITDA because (i) it believes these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in its industry, (ii) it believes investors will find these measures useful in assessing its ability to service or incur indebtedness, and (iii) it uses EBITDA and Adjusted EBITDA internally as benchmarks to compare performance to that of competitors.

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to net (loss) income (in thousands):

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015	12 Weeks Ended September 9, 2014
Net (loss) income	$(2,186)	$2,416	$889
Non-GAAP adjustments:
(Benefit) provision for income taxes	(3,132)	(1,449)	463
Interest expense	1,725	664	6,786
Depreciation and amortization	4,147	664	4,385

EBITDA	554	2,295	12,523

Stock-based compensation expense (a)	146	—	189
Loss (gain) on disposal of assets (b)	1	84	(24)
Restaurant closure charges, net (c)	19	—	20
Debt modification costs (d)	78	1	—
Transaction-related costs (e)	11,978	61	241
Change in fair value of warrant liability (f)	—	—	303
Pre-opening costs (g)	41	28	181
Insurance reserves adjustment (h)	—	—	510

Adjusted EBITDA	$12,817	$2,469	$13,943

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 9, 2014
Net (loss) income	$(2,186)	$2,104	$(1,138)
Non-GAAP adjustments:
(Benefit) provision for income taxes	(3,132)	740	1,259
Interest expense	1,725	11,491	21,968
Depreciation and amortization	4,147	8,252	13,300

EBITDA	554	22,587	35,389

Stock-based compensation expense (a)	146	532	711
Loss (gain) on disposal of assets (b)	1	99	(229)
Restaurant closure charges, net (c)	19	94	(171)
Debt modification costs (d)	78	139	1,241
Transaction-related costs (e)	11,978	7,255	241
Change in fair value of warrant liability (f)	—	(35)	303
Pre-opening costs (g)	41	276	371
Insurance reserves adjustment (h)	—	—	1,411

Adjusted EBITDA	$12,817	$30,947	$39,267

(a)	Includes non-cash, stock-based compensation.
(b)	Loss (gain) on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.
(d)	Includes costs associated with debt refinancing transactions in April 2014, March 2015 and August 2015.
(e)	Includes costs related to the strategic sale process which commenced during 2014 and resulted in the Stock Purchase Agreement with the Levy Newco Parties and the Business Combination consummated pursuant to the Merger Agreement.
(f)	Relates to fair value adjustments to the warrants to purchase shares of common stock of Del Taco that had been issued to certain of DTH’s equity shareholders, all of which were exchanged for shares of common stock of Del Taco on March 20, 2015.
(g)	Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.
(h)	Includes a $1.8 million increase in fiscal 2014, of which $0.5 million and $1.4 million was related to the twelve and thirty-six weeks ended September 9, 2014, respectively, in workers’ compensation expense due to higher payments and reserves related to underlying claims activity.

Key Financial Definitions

Company Restaurant Sales

Company restaurant sales represents sale of food and beverages in company-operated restaurants, net of promotional allowances, employee meals and other discounts. Company restaurant sales in any period is directly influenced by the number of operating weeks in such period, the number of open restaurants, same store sales and per restaurant sales.

Franchise Revenue

Franchise revenue consists of franchise royalty income from the franchisee and, to a lesser extent, franchise fees from franchise owners for new franchise restaurant openings. Franchise fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise restaurant have commenced. The fees Del Taco collects upon signing a franchise agreement are deferred until operations have commenced.

Franchise Sublease Income

Franchise sublease income consists of rental income received from franchisees related to properties where Del Taco has subleased a leasehold interest to the franchisee but remains primarily liable to the landlord.

Food and Paper Costs

Food and paper costs include the direct costs associated with food, beverage and packaging of menu items. The components of food and paper costs are variable in nature, change with sales volume and are impacted by menu mix and are subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and paper costs include seasonality, promotional activity and restaurant level management of food and paper waste. Food and paper are a significant expense and can be expected to grow proportionally as company restaurant sales grows.

Labor and Related Expenses

Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, benefits, bonuses, workers’ compensation expense, group health insurance, paid leave and payroll taxes. Like other expense items, Del Taco expects labor and related expenses to grow proportionately as company restaurant sales grows. Factors that influence fluctuations in labor and related expenses include minimum wage, paid sick leave and payroll tax legislation, health care costs and the performance of Del Taco restaurants.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses include all other restaurant-level operating expenses, such as rent, utilities, restaurant supplies, repairs and maintenance, credit and debit card processing fees, advertising, insurance, common area maintenance, real estate taxes and other restaurant operating costs.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses, legal and professional fees, information systems, corporate office occupancy costs and other related corporate costs. Also included are expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise operational support. General and administrative expenses are expected to grow as Del Taco grows, including incremental legal, accounting, insurance, investor relations and other expenses that will be incurred as a public company.

Depreciation and Amortization

Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and equipment, and amortization of various intangible assets primarily including leasehold interests and franchise rights.

Occupancy and Other – Franchise Subleases

Occupancy and other – franchise subleases includes rent and property taxes paid on properties subleased to franchisees where Del Taco remains primarily liable to the landlord.

Pre-opening Costs

Pre-opening costs are incurred in connection with opening of new restaurants and incurred prior to opening, including restaurant labor related to the hiring and training of restaurant employees, as well as supplies, occupancy and other operating expenses associated with the opening of new restaurants. Pre-opening costs are expensed as incurred.

Impairment of Long-Lived Assets

Del Taco reviews long-lived assets such as leasehold improvements, equipment and intangibles on a unit-by unit basis for impairment whenever events or circumstances indicate the value of the assets may not be recoverable and records an impairment charge when appropriate.

Restaurant Closure Charges, Net

Restaurant closure charges, net, consists primarily of the future obligations associated with the closure or net sublease shortfall of a restaurant, including the present value of future lease obligations net of estimated sublease income, if any, accretion of the liability during the reporting period and any positive or negative adjustments to the liability as more information becomes available.

(Gain) Loss on Disposal of Assets

(Gain) loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of the amortization of gains on asset sales associated with sale-leaseback transactions that do not qualify for sale-leaseback accounting treatment and gains from disposal of assets related to eminent domain.

Interest Expense

Interest expense consists primarily of interest expense on outstanding debt. Deferred financing costs are amortized at cost over the life of the related debt.

Transaction-Related Costs

Transaction-related costs consists of direct costs incurred in connection with the strategic sale process which commenced during 2014 and resulted in the Stock Purchase Agreement with the Levy Newco Parties and the Business Combination consummated pursuant to the Merger Agreement.

Debt Modification Costs

In April 2014, DTH refinanced its existing debt by amending the 2013 Senior Credit Facility and incurred charges for a write-off of previous deferred financing costs and new lender and third party costs.

In March 2015, DTH refinanced its existing debt by amending the 2013 Senior Credit Facility and incurred lender and third party costs which were capitalized on the balance sheet and certain third party costs were expensed.

In August 2015, Del Taco refinanced its existing debt by entering into a new senior credit facility and incurred lender and third party costs which were all capitalized on the balance sheet.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents the non-cash adjustment to record the warrant liability to its determined fair market value.

Provision for Income Taxes

Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations

Comparison of Results of Operations for the Ten Weeks Ended September 8, 2015 (Successor), Two Weeks Ended June 30, 2015 (Predecessor), and Twelve Weeks Ended September 9, 2014 (Predecessor)

The following table presents operating results for the ten weeks ended September 8, 2015 (successor), two weeks ended June 30, 2015 (predecessor) and twelve weeks ended September 9, 2014 (predecessor), in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	10 Weeks Ended September 8, 2015			2 Weeks Ended June 30, 2015			12 Weeks Ended September 9, 2014
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$78,874	96.1		$15,891	96.1		$88,819	96.1
Franchise revenue	2,694	3.3		546	3.3		3,034	3.3
Franchise sublease income	467	0.6		95	0.6		540	0.6

Total Revenue	82,035	100.0		16,532	100		92,393	100.0

Operating expenses
Restaurant operating expenses:
Food and paper costs	22,567	28.6	(1)	4,607	29.0	(1)	25,543	28.8	(1)
Labor and related expenses	23,512	29.8	(1)	4,712	29.7	(1)	27,393	30.8	(1)
Occupancy and other operating expenses	17,024	21.6	(1)	3,653	23.0	(1)	19,722	22.2	(1)

Total restaurant operating expenses	63,103	80.0	(1)	12,972	81.6	(1)	72,658	81.8	(1)
General and administrative	5,824	7.1		1,004	6.1		5,975	6.5
Depreciation and amortization	4,147	5.1		664	4.0		4,385	4.7
Occupancy and other-franchise subleases	437	0.5		87	0.5		516	0.6
Pre-opening costs	41	*		28	0.2		181	0.2
Restaurant closure charges, net	19	*		—	—		20	*
Loss (gain) on disposal of assets	1	*		84	0.5		(24)	*

Total operating expenses	73,572	89.7		14,839	89.8		83,711	90.6
Income from operations	8,463	10.3		1,693	10.2		8,682	9.4
Other expenses:
Interest expense	1,725	2.1		664	4.0		6,786	7.3
Transaction-related costs	11,978	14.6		61	0.4		241	0.3
Debt modification costs	78	0.1		1	*		—	—
Change in fair value of warrant liability	—	—		—	—		303	0.3

Total other expenses	13,781	16.8		726	4.4		7,330	7.9
(Loss) income from operations before provision for income taxes	(5,318)	(6.5)		967	5.8		1,352	1.5
(Benefit) provision for income taxes	(3,132)	(3.8)		(1,449)	(8.8)		463	0.5

Net (loss) income	$(2,186)	(2.7)		$2,416	14.6		$889	1.0

(1)	As a percentage of company restaurant sales.
*	Immaterial/not meaningful

Combined financial data:

	Successor	Predecessor	Combined			Predecessor
(Dollar amounts in thousands)	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015	12 Weeks Ended September 8, 2015			12 Weeks Ended September 9, 2014			Increase/ (Decrease)

	($)	($)	($)	(%)		($)	(%)		$	%
Revenue:
Company restaurant sales	$78,874	$15,891	$94,765	96.1		$88,819	96.1		$5,946	6.7
Franchise revenues	2,694	546	3,240	3.3		3,034	3.3		206	6.8
Franchise sublease income	467	95	562	0.6		540	0.6		22	4.1

Total revenue	82,035	16,532	98,567	100		92,393	100		6,174	6.7

Operating expenses:
Restaurant operating expenses:
Food and paper costs	22,567	4,607	27,174	28.7	(1)	25,543	28.8	(1)	1,631	6.4
Labor and related expenses	23,512	4,712	28,224	29.8	(1)	27,393	30.8	(1)	831	3.0
General and administrative	5,824	1,004	6,828	6.9		5,975	6.5		853	14.3
Occupancy and other - franchise subleases	437	87	524	0.5		516	0.6		8	1.6
Pre-opening costs	41	28	69	0.1		181	0.2		(112)	(61.9)
Restaurant closure charges, net	19	—	19	—		20	*		(1)	(5.0)
Loss (gain) on disposal of assets	1	84	85	0.1		(24)	*		109	*

(1)	As a percentage of company restaurant sales.
*	Immaterial/not meaningful

Company Restaurant Sales

Company restaurant sales increased $5.9 million, or 6.7%, for the combined twelve weeks ended September 8, 2015, primarily due to an increase in company-operated same store sales of $4.7 million, or 5.4%. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.8% and an increase in traffic of 0.6% compared to the prior period. Company restaurant sales also increased by $1.7 million of additional sales from eight restaurants not in the comparable restaurant base partially offset by a reduction of $0.5 million from the impact of two restaurant closures since the beginning of the third quarter of 2014.

Franchise Revenue

Franchise revenue increased $0.2 million, or 6.8%, for the combined twelve weeks ended September 8, 2015, primarily due to an increase in franchised same store sales of 5.8%, partially offset by the impact of the net closure of three franchised restaurants since the beginning of the third quarter of 2014.

Franchise Sublease Income

Franchise sublease income remained substantially the same for both the combined twelve week periods ended September 8, 2015 and September 9, 2014 (predecessor).

Food and Paper Costs

Food and paper costs increased $1.6 million, or 6.4% for the combined twelve weeks ended September 8, 2015, consisting of a $1.5 million increase in food costs and a $0.1 million increase in paper costs. The increase in food and paper costs was primarily due to increased company restaurant sales and increased commodity costs. As a percentage of company restaurant sales, food and paper costs declined slightly to 28.7% for the combined twelve weeks ended September 8, 2015 compared to 28.8% for the twelve weeks ended September 9, 2014 (predecessor). This slight reduction was driven by the impact of modest menu price increases that were mostly offset by the impact of increased commodity costs.

Labor and Related Expenses

Labor and related expenses increased $0.8 million, or 3.0% for the combined twelve weeks ended September 8, 2015, primarily due to increased labor costs resulting from higher company restaurant sales, the impact from a California minimum wage increase on July 1, 2014, and new company restaurants opened since the third quarter of 2014, partially offset by a decrease in workers compensation costs. As a percentage of company restaurant sales, labor and related expenses were 29.8% for the combined twelve weeks ended September 8, 2015 compared to 30.8% for the twelve weeks ended September 9, 2014 (predecessor). This percentage decrease resulted primarily from modest menu price increases and the same store sales increase in traffic which helped to leverage the fixed components of labor costs and decreased workers compensation costs discussed above, partially offset by the impact of the California minimum wage discussed above.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses were $17.0 million for the ten weeks ended September 8, 2015 (successor) and $3.7 million for the two weeks ended June 30, 2015 (predecessor), compared to $19.7 million for the twelve weeks ended September 9, 2014 (predecessor). The increase during the ten weeks ended September 8, 2015 (successor) and two weeks ended June 30, 2015 (predecessor) compared to the twelve weeks ended September 9, 2014 (predecessor) was primarily due to an increase in operating expenses resulting from higher company restaurant sales, increased credit and debit card processing fees, supplies and uniforms and repairs and maintenance expense. In addition, occupancy and other operating expenses for the ten weeks ended September 8, 2015 (successor) includes $0.1 million of incremental non-cash rent expense resulting from fair value adjustments to reset prospective straight-line rent expense due to acquisition accounting for the Business Combination. As a percentage of company restaurant sales, occupancy and other operating expenses were 21.6% for the ten weeks ended September 8, 2015 (successor) and 23.0% for the two weeks ended June 30, 2015 (predecessor) compared to 22.2% for the twelve weeks ended September 9, 2014 (predecessor). This overall reduction as a percent of company restaurant sales was primarily due to modest menu price increases and the same store sales increase in traffic which helped to leverage the fixed components of occupancy and other operating expenses, as well as a reduction in advertising as a percent of sales, which all more than offset the impact of the increases discussed above.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 14.3%, for the combined twelve weeks ended September 8, 2015, primarily due to an increase in performance-based incentive compensation, other compensation, legal and professional expense and additional costs incurred as a public company. As a percentage of total revenue, general and administrative expense was 6.9% for the combined twelve weeks ended September 8, 2015 compared to 6.5% for the twelve weeks ended September 9, 2014 (predecessor) and the increase as a percent of total revenue was due to the above mentioned cost increases partially offset by the increased revenues.

Depreciation and Amortization

Depreciation and amortization expenses were $4.1 million for the ten weeks ended September 8, 2015 (successor) and $0.7 million for the two weeks ended June 30, 2015 (predecessor), compared to $4.4 million for the twelve weeks ended September 9, 2014 (predecessor). The ten weeks ended September 8, 2015 includes $0.9 million of incremental depreciation and amortization expense compared to the twelve weeks ended September 9, 2014 (predecessor) resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination. As a percentage of total revenue, depreciation and amortization expenses was 5.1% for the ten weeks ended September 8, 2015 (successor) and 4.0% for the two weeks ended June 30, 2015 (predecessor), compared to 4.7% for the twelve weeks ended September 9, 2014 (predecessor). The increase as a percent of total revenue for the ten weeks ended September 8, 2015 (successor) is primarily the result of the incremental depreciation and amortization expense discussed above. The decrease as a percent of total revenue for the two weeks ended June 30, 2015 (predecessor) is due to assets being fully depreciated.

Occupancy and Other – Franchise Sublease

Occupancy and other – franchise sublease was $0.5 million for the combined twelve weeks ended September 8, 2015 compared to $0.5 million for the twelve weeks ended September 9, 2014 (predecessor).

Pre-opening Costs

Pre-opening costs was $0.1 million for the combined twelve weeks ended September 8, 2015 compared to $0.2 million for the twelve weeks ended September 9, 2014 (predecessor). The reduction was due to a reduced level of pre-opening activity compared to the prior year.

Restaurant Closure Charges, net

Restaurant closure charges, net, were $19,000 for the combined twelve weeks ended September 8, 2015 compared to $20,000 for the twelve weeks ended September 9, 2014 (predecessor) and each period included accretion expense.

Loss (Gain) on Disposal of Assets

Loss (gain) on disposal of assets was $85,000 for the combined twelve weeks ended September 8, 2015 compared to ($24,000) for the twelve weeks ended September 9, 2014 (predecessor).

Interest Expense

Interest expense was $1.7 million for the ten weeks ended September 8, 2015 (successor) and $0.7 million for the two weeks ended June 30, 2015 (predecessor), compared to $6.8 million for the twelve weeks ended September 9, 2014 (predecessor). The decrease in interest expense for the ten weeks ended September 8, 2015 (successor) and two weeks ending June 30, 2015 (predecessor) is primarily due to the reduced interest rate on the 2013 Senior Credit Facility as a result of a ratings upgrade in March 2015 and the repayment of DTH’s subordinated notes in March

2015 (collectively the “March 2015 Refinance”), the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015 and the August 2015 Refinance which replaced the term loan with a revolving credit facility with a significantly lower interest rate, as discussed in the “Recent Events” section. In addition, the ten weeks ended September 8, 2015 (successor) includes an interest expense decrease of ($0.15) million resulting from fair value adjustments in acquisition accounting for the Business Combination related to debt discount and deferred financing costs for the 2013 Senior Credit Facility as well as capital lease and deemed landlord financing liabilities.

Transaction-Related Costs

Transaction-related costs were $12.0 million for the ten weeks ended September 8, 2015 (successor) and $0.1 million for the two weeks ended June 30, 2015 (predecessor), compared to $0.2 million for the twelve weeks ended September 9, 2014 (predecessor). All transaction-related costs consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see note 3 to the unaudited condensed consolidated financial statements).

Debt Modification Costs

Debt modification costs totaled $78,000 for the ten weeks ended September 8, 2015 (successor) and $1,000 for the two weeks ended June 30, 2015 (predecessor). These costs related to the August 2015 Refinance. There were no such debt modification costs for the twelve weeks ended September 9, 2014 (predecessor).

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability required no adjustment for the ten weeks ended September 8, 2015 (successor) and for the two weeks ended June 30, 2015 (predecessor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Step 1 of the Business Combination discussed in Note 3. Change in fair value of warrant liability was $0.3 million for the twelve weeks ended September 9, 2014 (predecessor).

Provision for Income Taxes

The effective income tax rates were 58.9% for the ten weeks ended September 8, 2015 (successor) compared to (149.8%) and 34.2% for the two weeks ended June 30, 2015 (predecessor) and twelve weeks ended September 9, 2014 (predecessor), respectively. The provision for income taxes consisted of income tax (benefit) expense of ($3.1) million for the ten weeks ended September 8, 2015 (successor) and ($1.4) million and $0.5 million for the two weeks ended June 30, 2015 (predecessor) and twelve weeks ended September 9, 2014 (predecessor), respectively. As part of purchase accounting, the Company was required to record all of DTH’s acquired assets and liabilities at their acquisition date fair value, including deferred income taxes. The Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition. As a result, the Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation (see note 3 to the unaudited condensed consolidated financial statements). In addition, after considering the Business Combination, the projected post-combination results and all available evidence, the Company released $1.9 million of valuation allowance through income tax benefit in accordance with ASC 805-740-30-3 during the ten week period ended September 8, 2015 (successor).

Comparison of Results of Operations for the Ten Weeks Ended September 8, 2015 (Successor), Twenty-Six Weeks Ended June 30, 2015 (Predecessor), and Thirty-Six Weeks Ended September 9, 2014(Predecessor)

The following table presents operating results for the ten weeks ended September 8, 2015 (successor), twenty-six weeks ended June 30, 2015 (predecessor), and thirty-six weeks ended September 9, 2014 (predecessor) in absolute terms and expressed as a percentage of total revenue, as compared below:

	Successor			Predecessor
	10 Weeks Ended September 8, 2015			26 Weeks Ended June 30, 2015			36 Weeks Ended September 9, 2014
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$78,874	96.1		$200,676	96.2		$259,948	96.2
Franchise revenue	2,694	3.3		6,693	3.2		8,817	3.3
Franchise sublease income	467	0.6		1,183	0.6		1,542	0.6

Total Revenue	82,035	100.0		208,552	100		270,307	100.0
Operating expenses:
Restaurant operating expenses:
Food and paper costs	22,567	28.6	(1)	57,447	28.6	(1)	76,171	29.3	(1)
Labor and related expenses	23,512	29.8	(1)	61,120	30.5	(1)	80,065	30.8	(1)
Occupancy and other operating expenses	17,024	21.6	(1)	43,611	21.7	(1)	57,152	22.0	(1)

Total restaurant operating expenses	63,103	80.0	(1)	162,178	80.8	(1)	213,388	82.1	(1)
General and administrative	5,824	7.1		14,850	7.1		18,304	6.8
Depreciation and amortization	4,147	5.1		8,252	4.0		13,300	4.9
Occupancy and other - franchise subleases	437	0.5		1,109	0.5		1,470	0.5
Pre-opening costs	41	*		276	0.1		371	0.1
Restaurant closure charges, net	19	*		94	*		(171)	(0.1)
Loss (gain) on disposal of assets	1	*		99	*		(229)	(0.1)

Total operating expenses	73,572	89.7		186,858	89.6		246,433	91.2
Income from operations	8,463	10.3		21,694	10.4		23,874	8.8
Other expenses:
Interest expense	1,725	2.1		11,491	5.5		21,968	8.1
Transaction-related costs	11,978	14.6		7,255	3.5		241	0.1
Debt modification costs	78	0.1		139	0.1		1,241	0.5
Change in fair value of warrant liability	—	—		(35)	*		303	0.1

Total other expenses	13,781	16.8		18,850	9.0		23,753	8.8
(Loss) income from operations before provision for income taxes	(5,318)	(6.5)		2,844	1.4		121	*
(Benefit) provision for income taxes	(3,132)	(3.8)		740	0.4		1,259	0.5

Net (loss) income	$(2,186)	(2.7)		$2,104	1.0		$(1,138)	(0.4)

(1)	As a percentage of company restaurant sales.
*	Immaterial/not meaningful

Combined financial data:

	Successor	Predecessor	Combined			Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 8, 2015			36 Weeks Ended September 9, 2014			Increase/ (Decrease)
(Dollar amounts in thousands)	($)	($)	($)	(%)		($)	(%)		$	%
Company restaurant sales	$78,874	$200,676	$279,550	96.2		$259,948	96.2		$19,602	7.5
Franchise revenues	2,694	6,693	9,387	3.2		8,817	3.3		570	6.5
Franchise sublease income	467	1,183	1,650	0.6		1,542	0.6		108	7.0

Total revenue	82,035	208,552	290,587	100		270,307	100		20,280	7.5

Operating expense
Restaurant operating expenses:
Food and paper costs	22,567	57,447	80,014	28.6	(1)	76,171	29.3	(1)	3,843	5.0
Labor and related expenses	23,512	61,120	84,632	30.3	(1)	80,065	30.8	(1)	4,567	5.7
General and administrative	5,824	14,850	20,674	7.1		18,304	6.8		2,370	12.9
Occupancy and other-franchise subleases	437	1,109	1,546	0.5		1,470	0.5		76	5.2
Pre-opening costs	41	276	317	0.1		371	0.1		(54)	(14.6)
Restaurant closure charges, net	19	94	113	*		(171)	(0.1)		284	*
Loss (gain) on disposal of assets	1	99	100	*		(229)	(0.1)		329	*

(1)	As a percentage of company restaurant sales.
*	Immaterial/not meaningful

Company Restaurant Sales

Company restaurant sales increased $19.6 million, or 7.5%, for the combined thirty-six weeks ended September 8, 2015, primarily due to an increase in company-operated same store sales of $16.0 million, or 6.4%. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.3% and an increase in traffic of 2.1% compared to the prior period. Company restaurant sales also increased by $4.7 million of additional sales from eight restaurants not in the comparable restaurant base partially offset by a reduction of $1.1 million from the impact of two restaurant closures since the beginning of the first quarter of 2014.

Franchise Revenue

Franchise revenue increased $0.6 million, or 6.5%, for the combined thirty-six weeks ended September 8, 2015, primarily due to an increase in franchised same store sales of 6.5%, partially offset by the impact of the net closure of five franchised restaurants since the beginning of the first quarter of 2014.

Franchise Sublease Income

Franchise sublease income remained substantially the same for both the combined thirty-six week periods ended September 8, 2015 and September 9, 2014 (predecessor).

Food and Paper Costs

Food and paper costs increased $3.8 million, or 5.0% for the combined thirty-six weeks ended September 8, 2015, consisting of a $3.3 million increase in food costs and a $0.5 million increase in paper costs. The increase in food and paper costs was primarily due to increased company restaurant sales and increased commodity costs, partially offset by reduced costs associated with the renewal of DTH’s beverage supply agreement which occurred mid-2014. As a percentage of company restaurant sales, food and paper costs were 28.6% for the combined thirty-six weeks ended September 8, 2015, compared to 29.3% for the thirty-six weeks ended September 9, 2014 (predecessor). This percentage decrease resulted from modest menu price increases and reduced costs associated with DTH’s beverage supply contract discussed above, partially offset by increased commodity costs during the combined thirty-six weeks ended September 8, 2015.

Labor and Related Expenses

Labor and related expenses increased $4.6 million, or 5.7%, for the combined thirty-six weeks ended September 8, 2015, primarily due to increased labor costs resulting from higher company restaurant sales, the impact from a California minimum wage increase on July 1, 2014, and new company restaurants opened since the beginning of 2014, partially offset by a decrease in workers compensation costs. As a percentage of company restaurant sales, labor and related expenses were 30.3% for the combined thirty-six weeks ended September 8, 2015, compared to 30.8% for the thirty-six weeks ended September 9, 2014 (predecessor). This percentage decrease resulted primarily from modest menu price increases and the same store sales increase in traffic which helps to leverage the fixed components of labor costs and decreased workers compensation costs discussed above, partially offset by the impact of the California minimum wage discussed above.

Occupancy and Other Operating Expenses

Occupancy and other operating was $17.0 million for the ten weeks ended September 8, 2015 (successor) and $43.6 million for the twenty-six weeks ended June 30, 2015 (predecessor) compared to $57.2 million for the thirty-six weeks ended September 9, 2014 (predecessor). The increase during the ten weeks ended September 8, 2015 (successor) and twenty-six weeks ended June 30, 2015 (predecessor) compared to the thirty-six weeks ended September 9, 2014 (predecessor) was primarily due to an increase in operating expenses resulting from higher company restaurant sales, increased credit and debit card processing fees, supplies and uniforms and repairs and maintenance expense. In addition, occupancy and other operating expenses for the ten weeks ended September 8, 2015 (successor) includes $0.1 of incremental non-cash rent expense resulting from fair value adjustments to reset prospective straight-line rent expense due to acquisition accounting for the Business Combination. As a percentage of company restaurant sales, occupancy and other operating expenses were 21.6% for the ten weeks ended September 8, 2015 (successor) and 21.7% for the twenty-six weeks ended June 30, 2015 (predecessor), compared to 22.0% for the thirty-six weeks ended September 9, 2014 (predecessor). This overall reduction as a percent of company restaurant sales was primarily due to modest menu price increases and the same store sales increase in traffic which helped to leverage the fixed components of occupancy and other operating expenses, as well as a reduction in advertising as a percent of sales, which all more than offset the impact of the increases discussed above.

General and Administrative Expenses

General and administrative expenses increased $2.4 million, or 12.9%, for the combined thirty-six weeks ended September 8, 2015, primarily due to an increase in performance-based incentive compensation, other compensation, legal and professional expense, travel expense and additional costs incurred as a public company. General and administrative expenses as a percentage of total revenue were 7.1% for the combined thirty-six weeks ended September 8, 2015, compared to 6.8% for the thirty-six weeks ended September 9, 2014 (predecessor) and the increase as a percent of total revenue was due to the above mentioned cost increases partially offset by the increased revenues.

Depreciation and Amortization

Depreciation and amortization was $4.1 million for the ten weeks ended September 8, 2015 (successor) and $8.3 million for the twenty-six weeks ended June 30, 2015 (predecessor), compared to $13.3 million for the thirty-six weeks ended September 9, 2014 (predecessor). The ten weeks ended September 8, 2015 (successor) includes $0.9 million of incremental depreciation and amortization expense compared to the thirty-six weeks ended September 9, 2014 (predecessor) resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination. As a percentage of total revenue, depreciation and amortization expense was 5.1% for the ten weeks ended September 8, 2015 (successor) and 4.0% for the twenty-six weeks ended June 30, 2015 (predecessor) compared to 4.9% for the thirty-six weeks ended September 9, 2014 (predecessor). The decrease for the twenty-six weeks ended June 30, 2015 (predecessor) is due to assets being fully depreciated.

Occupancy and Other – Franchise Sublease

Occupancy and other – franchise sublease was $1.5 million for both the combined thirty-six weeks ended September 8, 2015 and September 9, 2014 (predecessor). As a percentage of total revenue, occupancy and other – franchise sublease was 0.5% for both the combined thirty-six weeks ended September 8, 2015 and September 9, 2014 (predecessor).

Pre-opening Costs

Pre-opening costs was $0.3 million for the combined thirty-six weeks ended September 8, 2015, compared to $0.4 million for the thirty-six weeks ended September 9, 2014 (predecessor). The reduction was due to a reduced level of pre-opening activity compared to the prior year.

Restaurant Closure Charges, net

Restaurant closure charges, net was $0.1 million for the combined thirty-six weeks ended September 8, 2015, compared to ($0.2) million for the thirty-six weeks ended September 9, 2014 (predecessor).

Loss (Gain) on Disposal of Assets

Loss (gain) on disposal of assets was $0.1 million for the thirty-six weeks ended September 8, 2015, compared to ($0.2) million for the thirty-six weeks ended September 9, 2014 (predecessor).

Interest Expense

Interest expense was $1.7 million for the ten weeks ended September 8, 2015 (successor) and $11.5 million for the twenty-six weeks ended June 30, 2015 (predecessor), compared to $22.0 million for the thirty-six weeks ended September 9, 2014 (predecessor). The decrease in interest expense for the ten weeks ended September 8, 2015

(successor) and twenty-six weeks ending June 30, 2015 (predecessor) is primarily due to the reduced interest rate on the 2013 Senior Credit Facility as a result of a ratings upgrade in March 2015 and the repayment of DTH’s subordinated notes in March 2015 (collectively the “March 2015 Refinance”), the debt refinance in April 2014 (“April 2014 Refinancing”) which resulted in reduced interest rates on the 2013 Senior Credit Facility and a lower proportion of subordinated note debt outstanding, the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015 and the August 2015 Refinance which replaced the term loan with a revolving credit facility at a significantly lower interest rate, as discussed in the “Recent Events” section. In addition, the ten weeks ended September 8, 2015 (successor) includes an interest expense decrease of ($0.15) million resulting from fair value adjustments in acquisition accounting for the Business Combination related to debt discount and deferred financing costs for the 2013 Senior Credit Facility as well as capital lease and deemed landlord financing liabilities.

Transaction-Related Costs

Transaction-related costs totaled $12.0 million for the ten weeks ended September 8, 2015 (successor), $7.3 million for the twenty-six weeks ended June 30, 2015 (predecessor) and $0.2 million for the thirty-six weeks ended September 9, 2014 (predecessor). All transaction-related costs consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 3).

Debt Modification Costs

Debt modification costs totaled $0.1 million for the ten weeks ended September 8, 2015 (successor) and related to the August 2015 Refinance. Debt modification costs totaled $0.1 million for the twenty-six weeks ended June 30, 2015 (predecessor) and related to the March 2015 Refinance. Debt modification costs totaled $1.2 million during the thirty-six weeks ended September 9, 2014 (predecessor) and related to the April 2014 Refinancing whereby additional senior secured debt was raised through an amendment to DTH’s 2013 Senior Credit Facility and the proceeds were used to partially redeem the subordinated notes.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability required no adjustment for the ten weeks ended September 8, 2015 (successor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Step 1 of the Business Combination discussed in Note 3. Change in fair value of warrant liability was ($35,000) for the twenty-six weeks ended June 30, 2015 (predecessor) and $0.3 million for the thirty-six weeks ended September 9, 2014 (predecessor).

Provision for Income Taxes

The effective income tax rates were 58.9% for the ten weeks ended September 8, 2015 (successor), and 26.0% and 1040.5% for the twenty-six weeks ended June 30, 2015 (predecessor) and thirty-six weeks ended September 9, 2014 (predecessor), respectively. The provision for income taxes consisted of income tax (benefit) expense of ($3.1) million for the ten weeks ended September 8, 2015 (successor) and $0.7 million and $1.3 million for the twenty-six weeks ended June 30, 2015 (predecessor) the thirty-six weeks ended September 9, 2014 (predecessor). As part of purchase accounting, the Company was required to record all of DTH’s acquired assets and liabilities at their acquisition date fair value, including deferred income taxes. The Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition. As a result, the Company established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation (see note 3 to the unaudited condensed consolidated financial statements). In addition, after considering the Business Combination, the projected post-combination results and all available evidence, the Company released $1.9 million of valuation allowance through income tax benefit in accordance with ASC 805-740-30-3 during the ten week period ended September 8, 2015 (successor).

Liquidity and Capital Resources

Potential Impacts of Market Conditions on Capital Resources

The Company continues to experience positive trends in consumer traffic and increases in same store sales and restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations, available cash of $7.2 million at September 8, 2015 and available borrowing capacity of $71.4 million at September 8, 2015 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.

Summary of Cash Flows

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. The Company’s primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance), investments in infrastructure and information technology, interest payments on debt, lease obligations and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, the Company is able to sell many inventory items before it has to pay suppliers for such items since it typically has payment terms for its food and paper suppliers. The Company restaurants do not require significant inventories.

The following table presents summary cash flow information for the periods indicated (in thousands).

	Successor	Predecessor
	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 9, 2014
(Amounts in thousands)
Net cash provided by (used in)
Operating activities	$(1,839)	$10,083	$30,565
Investing activities	52,142	(15,284)	(13,265)
Financing activities	(43,129)	1,820	(16,844)

Net increase (decrease) in cash	$7,174	$(3,381)	$456

Cash Flows Provided by Operating Activities

In the ten weeks ended September 8, 2015 (successor), cash flows used in operating activities were $1.8 million. The cash flows used in operating activities resulted from net loss of $2.2 million, non-cash adjustment for asset depreciation and amortization of $4.2 million, debt modification costs of $0.1 million, stock-based compensation of $0.1 million and the changes in net working capital requirements totaling $(4.0) million, which includes cash outflows of $4.3 million related to transaction expenses previously expensed by LAC and not reported with DTH’s predecessor condensed consolidated statements of comprehensive income (loss).

Cash Flows Used in Investing Activities

In the ten weeks ended September 8, 2015 (successor), cash flows provided by investing activities were $52.1 million. The cash flows used in investing activities were primarily the result of proceeds from the Company’s trust account of $149.9 million, partially offset by $89.8 million for the Business Combination with DTH and purchase of property and equipment and other assets totaling $8.0 million.

Cash Flows Provided by Financing Activities

In the ten weeks ended September 8, 2015 (successor), cash flows used in financing activities were $43.1 million. The cash flows used in financing activities were primarily the result of the full repayment of the 2013 Term Loan of $227.1 million, payments on revolving credit facilities capital lease and deemed landlord financing and debt issue costs in aggregate of $7.8 million as well as repayment of note payable of $0.5 million and payment of deferred underwriter compensation of $5.3 million both of which were accrued on LAC’s balance sheet at June 16, 2015, partially offset by net proceeds from the 2015 Revolving Credit Facility of $162.6 million and proceeds of $35.0 million from the issuance of common stock.

Debt and Other Obligations

Senior Credit Facility

On April 1, 2013, DTH entered into the 2013 Senior Credit Facility in the amount of $215 million consisting of a $175.0 million Term Loan and $40.0 million Revolver with maturity dates of October 1, 2018 and April 1, 2018, respectively. On April 21, 2014, DTH amended the 2013 Senior Credit Facility whereby the then outstanding balance of the Term Loan was increased by $62.0 million to $220.0 million and the revolving credit facility remained at $40 million. The amended Term Loan bore interest at LIBOR (not to be less than 1.00%) plus a margin of 4.50%. Principal borrowings were payable on a quarterly basis in the amount of $550,000 beginning on June 30, 2014, with mandatory annual prepayment equal to 50% of excess cash flow beginning in fiscal 2015 which may be reduced by voluntary prepayments made during the fiscal year and which may be further reduced if the senior leverage ratio is less than 2.75 to 1.00. Any remaining principal and accrued interest is payable in full at maturity on October 1, 2018. DTH made mandatory and voluntary prepayments on the Term Loan in the aggregate of $22.5 million during Fiscal 2014. The voluntary prepayments have been designated to cover the mandatory quarterly principal payments through the maturity of the Term Loan in October 2018. On March 20, 2015, DTH increased the borrowings on its 2013 Senior Credit Facility by $25.1 million and borrowed $10.0 million on its revolver. In addition, on March 12, 2015, DTH satisfied the rating condition in its 2013 Senior Credit Facility resulting in a decrease in interest rates to LIBOR (not to be less than 1.00%) plus a margin of 4.25% as of March 25, 2015. On June 30, 2015, DTH used $68.6 million of the proceeds from the business combination to reduce its 2013 Senior Credit Facility.

On August 4, 2015, the Company replaced its existing 2013 Senior Credit Facility with a new Credit Agreement which matures on August 4, 2020, and provides for a $250 million revolving credit facility (“2015 Revolving Credit Facility”). The Company utilized $164 million of proceeds from the new Credit Agreement to refinance in whole its existing senior secured debt and pay costs associated with the refinancing. At the time of termination, $162.5 million term loan balance was outstanding and $17.6 million of revolver capacity was utilized to support outstanding letters of credit under this facility.

At the Company’s option, loans under the 2015 Revolving Credit Facility may bear interest at a base rate or LIBOR, plus a margin determined in accordance with a consolidated total lease adjusted leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus  1⁄2 of 1%, (b) the prime rate of Bank of America, and (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.50% to 2.50%, and for base rate loans the margin is in the range of 0.50% and 1.50%. The margin is initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending after the closing date of the Credit Agreement.

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 8, 2015.

The 2015 Revolving Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.

At September 8, 2015, the interest rate on the outstanding balance of the 2015 Revolving Credit Facility was 2.2%. As of September 8, 2015 there was $161.0 million borrowings under the revolver and letters of credit outstanding of $17.6 million. Unused revolver capacity at September 8, 2015 was $71.4 million.

Subordinated Notes

On May 18, 2010, DTH underwent a restructuring transaction (the “Restructuring”). In connection with the Restructuring, Sagittarius Restaurants LLC (“SAG Restaurants”) and F&C Restaurant Holding Co. (“F&C RHC”), wholly owned subsidiaries of DTH, issued subordinated notes in the aggregate principal amount of $110.0 million (“SAG Restaurants Sub Notes”) and $40.0 million (“F&C RHC Sub Notes”), respectively to GSMP, Green and Charlesbank and issued warrants to purchase 597,802 shares of common stock of DTH to GSMP. Both the SAG Restaurants Sub Notes and F&C RHC Sub Notes had no scheduled principal repayments until their scheduled maturity on April 29, 2022 and March 29, 2019, respectively, and had an interest rate of 13.0%, with interest accrued to principal. The outstanding balance of the Company Sub Notes and F&C RHC Sub Notes of $111.2 million in aggregate was paid in full on March 20, 2015 as discussed in Recent Events above.

Hedging Arrangements

Effective June 30, 2013, DTH entered into an interest rate cap agreement with a three-year term with a fixed notional amount of $87.5 million of the Term Loan that effectively converted that portion of the loan outstanding from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of three-month LIBOR plus the applicable percentage (as provided by the 2013 Senior Credit Facility) to a capped interest rate of 1.00% to 2.25% plus the applicable percentage.

DTH was hedging forecasted transactions expected to occur through June 30, 2016. As of the July 1, 2015 reset date, however, DTH elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value will be recorded through interest expense.

Contractual Obligations

The following table represents the Company’s contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of September 8, 2015:

	Payments Due by Period
(Amounts in thousands)	Total	Remaining 2015	2016 - 2017	2018-2019	2020 and thereafter
Operating leases	$209,234	$7,388	$45,741	$39,723	$116,382
Capital leases and deemed landlord financing	16,801	529	3,245	2,376	10,651
Long-term debt	161,000	—	—	—	161,000
Interest on long-term debt (1)	20,037	1,252	8,140	8,140	2,505
Purchase commitments (2)	86,079	4,342	30,889	29,348	21,500

Total (3)	$493,151	$13,511	$88,015	$79,587	$312,038

(1)	Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 2.2%, a fee of 2.0% on the outstanding letters of credit and a 0.25% unused commitment fee on the unused balance of the revolver.
(2)	Purchase commitments included in the table above are for commitments in excess of one year related to both Company-operated and franchised restaurants for food purchases and supplies, information technology service agreements and a long-term beverage supply agreement.
(3)	The above table excludes purchase commitments related to certain vendors that supply food products, construction, marketing and other service-related arrangements which occur in the normal course of business and are typically short-term in nature. Other obligations excluded from the above table include contingent rent payments, property taxes, insurance payments and common area maintenance costs.

Off-Balance Sheet and Other Arrangements

At September 8, 2015, the Company had a $250.0 million revolving credit facility of which $17.6 million was reserved for outstanding letters of credit and $71.4 million was unused and available for borrowings. The Company did not have any other material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates on debt, which bears interest at variable rates and currently has a LIBOR floor of 1.0%. As of September 8, 2015, Del Taco had outstanding variable rate borrowings of $161.0 million. A 1.00% increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of $1.6 million on an annualized basis.

The Company manages interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

To mitigate exposure to fluctuations in interest rates, the Company entered into an interest rate cap agreement as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” above.

Commodity Price Risk

The Company purchases certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within its control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements used contain risk management techniques designed to minimize price volatility. In many cases, the Company believes it will be able to address material commodity cost increases by adjusting menu pricing or making other operational adjustments that increase productivity. However, increases in commodity prices, without adjustments to menu prices, could increase restaurant operating costs as a percentage of restaurant sales.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, rent, general and administrative and other costs, all of which can materially impact operations. The Company has a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or local minimum wage and increases in the minimum wage will increase labor costs. Since July 1, 2014, the State of California (where a majority of company-operated restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008 to June 30, 2014, California minimum wage had been $8.00 per hour. The California minimum wage is scheduled to rise to $10.00 per hour on January 1, 2016.

In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016. This ordinance is expected to impact 25 company-owned restaurants and 8 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles. On July 1, 2015, the Healthy Workplaces, Healthy Families Act of 2014 went into effect for California employees, which provides up to three days of paid sick leave for employees who work more than 30 days within a year. The new law is expected to have an impact on labor costs. In general, the Company has been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity or through other adjustments. The Company may or may not be able to offset cost increases in the future.

Critical Accounting Policies and Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, restaurant closure reserves, stock-based compensation, contingent liabilities and income tax valuation allowances.

Accounting policies are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” in “Del Taco Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Del Taco Restaurant, Inc.’s. Current Report on Form 8-K filed with the SEC on July 2, 2015. There have been no material changes in any of the Company’s critical accounting policies during the twelve week period ended September 8, 2015.

Recently Adopted and Recently Issued Accounting Standards

See Note 2 of the notes to the accompanying unaudited condensed consolidated financial statements for a description of the recently issued accounting standards.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) to ensure that the information we disclose under the Securities Exchange Act of 1934 is properly and timely reported. We provide this information to our chief executive and chief financial officers as appropriate to allow for timely decisions.

Our controls and procedures are based on assumptions. Additionally, even effective controls and procedures only provide reasonable assurance of achieving their objectives. Accordingly, we cannot guarantee that our controls and procedures will succeed or be adhered to in all circumstances.

We have evaluated our disclosure controls and procedures with the participation, and under the supervision, of our management, including our chief executive and chief financial officers. Based on this evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the period covered by this report that has affected or is reasonably likely to affect materially our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13, Commitments and Contingencies, of the notes to the unaudited condensed consolidated financial statements for a discussion of our contingencies and legal matters.

Item 1A. Risk Factors

See “Risk Factors-Risks Related to Del Taco’s Business and Industry” included in the Definitive Proxy Statement on Schedule 14A filed with the SEC on June 11, 2015 for a discussion of our risk factors. There have been no material changes to our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 2, 2015).

10.1	Credit Agreement, dated as of August 4, 2015, among Sagittarius Restaurants LLC, as Borrower, Del Taco Holdings, Inc., as Holdings, certain other subsidiaries of Holdings party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to the Company’s Form 8-k filed with the Securities and Exchange Commission on August 7, 2015).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: October 19, 2015

/s/ Paul J.B. Murphy III
Name: Paul J.B. Murphy III
Title: President and Chief Executive Officer (principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer (principal financial officer)