Form 10-Q
period 2016-03-22
Del Taco Restaurants, Inc.
filed 2016-05-02
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 22, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 38,205,461 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of March 22, 2016 (Successor) (Unaudited) and December 29, 2015 (Successor)	1
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Twelve Weeks Ended March 22, 2016 (Successor) and the Twelve Weeks Ended March 24, 2015 (Predecessor)	2
Unaudited Consolidated Statements of Cash Flows for the Twelve Weeks Ended March 22, 2016 (Successor) and Twelve Weeks Ended March 24, 2015 (Predecessor)	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Control and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor
	March 22, 2016	December 29, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,404	$10,194
Accounts and other receivables, net	2,631	3,220
Inventories	2,526	2,806
Prepaid expenses and other current assets	2,519	3,545
Total current assets	21,080	19,765
Property and equipment, net	113,332	114,030
Goodwill	319,082	318,275
Trademarks	220,300	220,300
Intangible assets, net	27,481	28,373
Other assets, net	2,883	2,829
Total assets	$704,158	$703,572
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,977	$16,831
Other accrued liabilities	31,523	32,897
Current portion of capital lease obligations and deemed landlord financing liabilities	1,684	1,725
Total current liabilities	49,184	51,453
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	167,677	167,968
Deferred income taxes	81,429	79,523
Other non-current liabilities	34,709	36,251
Total liabilities	332,999	335,195
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,715,746 shares issued and outstanding at March 22, 2016; 38,802,425 shares issued and outstanding at December 29, 2015	4	4
Additional paid-in capital	371,981	372,260
Accumulated deficit	(826)	(3,887)
Total shareholders’ equity	371,159	368,377
Total liabilities and shareholders’ equity	$704,158	$703,572
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
Revenue:
Company restaurant sales	$93,550	$90,883
Franchise revenue	3,329	3,001
Franchise sublease income	524	534
Total revenue	97,403	94,418
Operating expenses:
Restaurant operating expenses:
Food and paper costs	26,129	25,982
Labor and related expenses	29,784	27,923
Occupancy and other operating expenses	20,123	20,034
General and administrative	8,292	7,296
Depreciation and amortization	5,486	3,792
Occupancy and other - franchise subleases	503	505
Pre-opening costs	93	119
Restaurant closure charges, net	178	22
Loss on disposal of assets	75	—
Total operating expenses	90,663	85,673
Income from operations	6,740	8,745
Other expenses:
Interest expense	1,472	6,811
Transaction-related costs	65	6,316
Debt modification costs	—	135
Change in fair value of warrant liability	—	(35)
Total other expenses	1,537	13,227
Income (loss) from operations before provision for income taxes	5,203	(4,482)
Provision for income taxes	2,142	458
Net income (loss)	3,061	(4,940)
Other comprehensive income (loss):
Change in fair value of interest rate cap	—	(21)
Reclassification of interest rate cap amortization included in net income (loss)	—	22
Total other comprehensive income, net	—	1
Comprehensive income (loss)	$3,061	$(4,939)
Earnings (loss) per share:
Basic	$0.08	$(1.21)
Diluted	$0.08	$(1.21)
Weighted-average shares outstanding
Basic	38,798,014	4,074,498
Diluted	38,798,301	4,074,498
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
Operating activities
Net income (loss)	$3,061	$(4,940)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,486	3,793
Amortization of favorable and unfavorable lease assets and liabilities, net	(140)	(1)
Amortization of deferred financing costs	89	371
Subordinated note interest paid-in-kind	—	37
Debt modification costs	—	135
Stock-based compensation	699	532
Change in fair value of warrant liability	—	(35)
Deferred income taxes	1,100	—
Loss on disposal of assets	75	—
Restaurant closure charges	124	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	589	608
Inventories	280	97
Prepaid expenses and other current assets	1,026	1,161
Accounts payable	(854)	2,114
Other accrued liabilities	(1,372)	(3,069)
Other non-current liabilities	(937)	(1,554)
Net cash provided by (used in) operating activities	9,226	(751)
Investing activities
Purchases of property and equipment	(4,357)	(5,333)
Proceeds from disposal of property and equipment	7	—
Purchases of other assets	(267)	(209)
Net cash used in investing activities	(4,617)	(5,542)
Financing activities
Proceeds from term loan, net of debt discount	—	23,654
Proceeds from issuance of common stock	—	91,236
Repurchase of common stock	(978)	—
Payment of tax withholding related to option exercises and distribution of restricted stock units	—	(7,533)
Payments on capital leases and deemed landlord financing	(421)	(384)
Payment on subordinated notes	—	(108,113)
Proceeds from revolving credit facility, net of debt discount	—	10,000
Payments for debt issue costs	—	(589)
Net cash (used in) provided by financing activities	(1,399)	8,271
Increase in cash and cash equivalents	3,210	1,978
Cash and cash equivalents at beginning of period	10,194	8,553
Cash and cash equivalents at end of period	$13,404	$10,531
Supplemental cash flow information:
Cash paid during the period for interest	$1,505	$6,190
Cash paid (received) during the period for income taxes	5	(2)
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$1,961	$1,439
Write-offs of accounts receivables	72	—
Amortization of interest rate cap into net loss, net of tax	—	22
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net	—	(21)
Warrant liability reclassified to equity upon exercise of warrants	—	8,274
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At March 22, 2016 (Successor), there were 297 company-operated and 246 franchised Del Taco restaurants located in 17 states, including one franchised unit in Guam. At March 24, 2015 (Predecessor), there were 304 company-operated and 242 franchised Del Taco restaurants located in 16 states, including one franchised unit in Guam.
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”). For additional information, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2015 ("2015 Form 10-K"). The accounting policies used in preparing these consolidated financial statements are the same as those described in our 2015 Form 10-K.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2016 is the fifty-three week period ended January 3, 2017 (Successor). Fiscal year 2015 is the fifty-two week period ended December 29, 2015 (Successor). In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2016, the Company’s accompanying financial statements reflect the twelve weeks ended March 22, 2016 (Successor). For fiscal year 2015, the Company’s accompanying financial statements reflect the twelve weeks ended March 24, 2015 (Predecessor).
In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full fiscal year.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2017. The ASU is to be applied retrospectively or using a cumulative effect transition method. The Company is currently evaluating which transition method to use and the effect that this pronouncement will have on its consolidated financial statements and related disclosures.
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
The total purchase price paid to DTH stockholders (except for the Levy NewCo Parties) was $284.3 million. The closing of the Business Combination and the Initial Investment were accounted for as related events transferring control of DTH to the Company through a minority investment in the Initial Investment and a controlling interest at the closing of the Business Combination.
The Company recorded a preliminary allocation of the purchase price to DTH’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value as of the Closing Date. This allocation is subject to revision as the estimates of taxes are based on preliminary information and are subject to refinement. The preliminary purchase price allocation is as follows (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Preliminary Purchase Price Allocation
Cash and cash equivalents	$5,173
Accounts receivable and other receivables	3,228
Inventories	2,541
Prepaid expenses and other current assets	4,266
Total current assets	15,208
Property and equipment	105,524
Intangible assets	250,490
Other assets	4,194
Total identifiable assets acquired	375,416
Accounts payable	(18,866)
Other accrued liabilities	(26,607)
Current portion of capital lease obligations and deemed landlord financing liabilities	(1,670)
Long-term debt, capital lease obligations and deemed landlord financing liabilities	(246,562)
Deferred income taxes	(80,280)
Other long-term liabilities	(36,208)
Net identifiable liabilities assumed	(34,777)
Goodwill	319,082
Total gross consideration	$284,305

During the twelve weeks ended March 22, 2016 (Successor), the Company recorded a net $0.8 million adjustment to goodwill due to a change in estimate for the liability for deferred income taxes.
For the twelve weeks ended March 22, 2016 (Successor) and the twelve weeks ended March 24, 2015 (Predecessor), the Company incurred approximately $0.1 million and $6.3 million, respectively, of transaction expenses directly related to the Business Combination.
4. Restaurant Closure Charges, Net
At March 22, 2016 (Successor) and December 29, 2015 (Successor), the restaurant closure liability is $4.2 million and $4.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to prior restaurant closures and sublease income shortfalls (in thousands):

Total
Balance at December 29, 2015 (Successor)	$1,023
Charges for accretion in current period	19
Cash payments	(15)
Balance at March 22, 2016 (Successor)	$1,027
The current portion of the restaurant closure liability is $0.1 million at both March 22, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.9 million at both March 22, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twelve weeks ended March 22, 2016 (Successor), the Company recorded accretion expense related to the closures as well as $0.1 million related to the write-off of fixed assets associated with the closures.
A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	Contract termination costs	Other associated costs	Total
Balance at December 29, 2015 (Successor)	$3,637	$163	$3,800
Charges for accretion in current period	35	—	35
Cash payments	(484)	(129)	(613)
Balance at March 22, 2016 (Successor)	$3,188	$34	$3,222
The current portion of the restaurant closure liability is $1.5 million at both March 22, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.7 million and $2.3 million at March 22, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.
5. Goodwill and other Intangible Assets
Goodwill was $319.1 million at March 22, 2016 (Successor) compared to $318.3 million at December 29, 2015 (Successor). The increase was due to an adjustment to the preliminary purchase price allocation as described in more detail in Note 3.
There have been no changes in the carrying amount of trademarks since December 29, 2015 (Successor).
The Company’s other intangible assets at March 22, 2016 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	March 22, 2016			December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,207	$(1,483)	$12,724	$14,207	$(1,020)	$13,187
Franchise rights	15,789	(1,032)	14,757	15,897	(711)	15,186
Total amortized other intangible assets	$29,996	$(2,515)	$27,481	$30,104	$(1,731)	$28,373

Goodwill and intangible assets at March 22, 2016 (Successor) and December 29, 2015 (Successor) are based on the preliminary purchase price allocation of DTH, which is based on preliminary valuations performed to determine the fair value of the acquired assets as of the acquisition date. See Note 3 for further discussion of the acquisition of DTH. Two franchise locations closed during the first fiscal quarter of 2016 and accordingly, the Company wrote-off $0.1 million of franchise rights during the twelve weeks ended March 22, 2016 (Successor).
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at March 22, 2016 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	Successor
	March 22, 2016	December 29, 2015
2015 Senior Credit Facility, net of debt discount of $1,261 and $1,328 and deferred financing costs of $426 and $448 at March 22, 2016 (Successor) and December 29, 2015 (Successor), respectively	$152,313	$152,224
Total outstanding indebtedness	152,313	152,224
Obligations under capital leases and deemed landlord financing liabilities	17,048	17,469
Total debt	169,361	169,693
Less: amounts due within one year	1,684	1,725
Total amounts due after one year, net	$167,677	$167,968

At March 22, 2016 (Successor) and December 29, 2015 (Successor), the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
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
At the Company’s option, loans under the 2015 Senior Credit Facility may bear interest at a base rate or LIBOR, plus an applicable margin determined in accordance with a consolidated total lease adjusted leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the prime rate of Bank of America, and (c) LIBOR plus 1.00%. For LIBOR loans, the applicable margin is in the range of 1.50% to 2.50%, and for base rate loans the applicable margin is in the range of 0.50% and 1.50%. The applicable margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending after the closing date of the Credit Agreement. Following delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending December 29, 2015 (Successor), the applicable margin decreased 0.25% for both LIBOR loans and base rate loans during the first fiscal quarter of 2016. The 2015 Senior Credit Facility capacity used to support letters of credit currently incurs fees equal to the applicable margin of 1.75%. The 2015 Senior Credit Facility unused commitment currently incurs a 0.20% fee.

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 22, 2016 (Successor). Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
The Company capitalized lender costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing. Lender debt discount costs and deferred financing costs associated with the 2015 Senior Credit Facility are presented net of the 2015 Senior Credit Facility balance on the consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Senior Credit Facility. Amortization of deferred financing costs and debt discount related to the 2015 Senior Credit Facility totaled $0.1 million during the twelve weeks ended March 22, 2016 (Successor).
At March 22, 2016 (Successor), the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 2.2%. At March 22, 2016 (Successor), the Company had a total of $77.0 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $154.0 million of outstanding borrowings and letters of credit outstanding of $19.0 million which reduce availability under the 2015 Senior Credit Facility.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
The Company incurred lender costs and third-party costs associated with the March 2015 Debt Refinance of $1.6 million of which $1.5 million was capitalized as lender debt discount and $0.1 million was expensed as debt modification costs in the consolidated statements of comprehensive income (loss) for the twelve weeks ended March 24, 2015 (Predecessor).
Lender debt discount costs and deferred financing costs associated with the 2013 Senior Credit Facility were amortized to interest expense over the term of the 2013 Term Loan using the effective interest method. Amortization of deferred financing costs including debt discount totaled $0.4 million during the twelve weeks ended March 24, 2015 (Predecessor).
Subordinated Notes (Predecessor)
In connection with Step 1 of the Business Combination and the March 2015 Debt Refinance discussed above, DTH fully redeemed the outstanding balance of the Sagittarius Restaurants LLC (SAG Restaurants) subordinated notes (“SAG Restaurants Sub Notes”) and F&C Restaurant Holding Co. (F&C RHC) subordinated notes (“F&C RHC Sub Notes”) on March 20, 2015 of $111.2 million.
For the twelve weeks ended March 24, 2015 (Predecessor), interest expense related to the SAG Restaurants Sub Notes and F&C RHC Sub Notes was $3.1 million.
7. Derivative Instruments
As of March 22, 2016 (Successor) and December 29, 2015 (Successor), the Company had an interest rate cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt. This agreement had a notional amount of $87.5 million as of March 22, 2016 (Successor) and December 29, 2015 (Successor). The individual caplet contracts within the remaining interest rate cap agreement expire at various dates through June 30, 2016.
Interest Rate Cap Agreement
To ensure the effectiveness of the interest rate cap agreement through June 30, 2015 (Predecessor) , the Company elected the three-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended March 24, 2015 (Predecessor).
As of the July 1, 2015 interest reset date, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value will be recorded through interest expense. For the twelve weeks ended March 22, 2016 (Successor), there have been no changes in the fair value of the interest rate cap agreement.
The effective portion of the interest rate cap agreement through June 30, 2015 (Predecessor) was included in accumulated other comprehensive income and included as a fair value adjustment through the purchase price allocation as described in Note 3.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Warrant Liability (Predecessor)
On March 20, 2015, warrants to purchase 597,802 shares of DTH common stock held by a former large shareholder of DTH were exercised at a strike price of $25.00 per share based on a fair value of $8.3 million determined based on the common stock price of the Initial Investment discussed above in Note 3. Upon exercise, 384,777 shares of DTH common stock were redeemed as payment for the strike price resulting in 213,025 shares of DTH common stock being issued. DTH recorded a mark-to-market adjustment of $35,000 to reduce the liability during the twelve weeks ended March 24, 2015 (Predecessor) and then reclassified the balance of the warrant liability of $8.3 million to shareholders’ equity.
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The interest rate cap agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of March 22, 2016 (Successor) and December 29, 2015 (Successor), the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the interest rate cap agreement was zero at March 22, 2016 (Successor) and December 29, 2015 (Successor).

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	Successor
	March 22, 2016		December 29, 2015
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility	$152,313	$152,313	$152,224	$152,224
9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	Successor
	March 22, 2016	December 29, 2015
Employee compensation and related items	$8,198	$7,818
Accrued insurance	7,289	7,168
Accrued sales tax	5,006	3,604
Accrued advertising	1,725	999
Accrued real property tax	1,676	1,378
Restaurant closure liability	1,671	1,617
Accrued income taxes	1,067	30
Accrued bonus	914	5,352
Other	3,977	4,931
	$31,523	$32,897

A summary of other non-current liabilities follows (in thousands):

	Successor
	March 22, 2016	December 29, 2015
Unfavorable lease liabilities	$19,082	$19,685
Insurance reserves	6,034	5,963
Restaurant closure liability	2,578	3,206
Unearned trade discount, non-current	1,939	2,028
Deferred development and initial franchise fees	1,907	1,920
Deferred gift card income	1,714	2,217
Deferred rent liability	933	731
Other	522	501
	$34,709	$36,251
10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 share of common stock reserved and authorized. At March 22, 2016 (Successor), there were 2,077,506 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense (Successor)
The total compensation expense related to the 2015 Plan was $0.7 million for the twelve weeks ended March 22, 2016 (Successor). As of March 22, 2016 (Successor), $9.5 million of total unrecognized expense, net of estimated forfeitures, related to share-based compensation plans is expected to be recognized over a weighted-average remaining period of 3.2 years.
Restricted Stock Awards (Successor)
A summary of outstanding and unvested restricted stock activity as of March 22, 2016 (Successor) and changes during the period December 29, 2015 (Successor) through March 22, 2016 (Successor) is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2015 (Successor)	946,494	$11.16
Granted	45,000	10.64
Vested	—	—
Forfeited	—	—
Nonvested at March 22, 2016 (Successor)	991,494	$11.14
As of March 22, 2016 (Successor), $8.8 million of total unrecognized expense related to unvested restricted stock grants is expected to be recognized over a weighted-average period of 3.2 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options (Successor)
A summary of stock option activity as of March 22, 2016 (Successor) and changes during the period December 29, 2015 (Successor) through March 22, 2016 (Successor) is as follows:

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 29, 2015 (Successor)	224,000	$10.40	6.5	$67
Granted	7,000	9.88	6.8	—
Exercised	—	—	—	—
Forfeited	(2,000)	10.40	—	—
Options outstanding at March 22, 2016 (Successor)	229,000	$10.38	6.3	$86
Options exercisable at March 22, 2016 (Successor)	—	$—	—	$—
Options exercisable and expected to vest at March 22, 2016 (Successor)	213,772	$10.38	6.3	$80
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock on December 29, 2015 (Successor) or March 22, 2016 (Successor), respectively, exceeds the exercise price.
As of March 22, 2016 (Successor), $0.7 million of total unrecognized stock compensation expense, net of forfeitures, related to stock option grants is expected to be recognized over a weighted average period of 3.3 years.
Stock-Based Compensation Expense (Predecessor)
In connection with Step 1 of the Business Combination consummated on March 20, 2015, all unvested restricted stock units (“RSUs”) under the Predecessor incentive plan became fully vested and all vested RSUs were then immediately settled for shares of DTH common stock, net of shares withheld for minimum statutory employee tax withholding obligations and all unvested stock options under the Predecessor plan became fully vested and all vested stock options were also exercised and shares were issued, net of shares withheld for the applicable option strike price and employee tax withholding obligations. An aggregate of 237,948 shares of DTH common stock were issued and 247,552 shares of DTH common stock were redeemed for applicable option strike price and employee tax withholding obligations. In exchange for the shares withheld, DTH made payments of $7.5 million related to employee tax withholding obligations.
No RSUs or stock options remained outstanding under the Predecessor plan after March 20, 2015 or as of March 22, 2016 (Successor). DTH recorded stock-based compensation expense of $0.5 million, which included all remaining unrecognized compensation expense related to the accelerated vesting on RSUs and stock options on March 20, 2015, for the twelve weeks ended March 24, 2015 (Predecessor).
11. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 22, 2016 (Successor), the Company repurchased 86,679 shares for an average price per share of $10.79 for an aggregate cost of approximately $1.0 million including incremental direct costs to acquire the shares. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of March 22, 2016 (Successor). As of March 22, 2016 (Successor), there was approximately $24.1 million remaining under the share repurchase program. The Company has no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
12. Earnings per Share
Basic income (loss) per share is calculated by dividing net income (loss) attributable to Del Taco’s common shareholders for the Successor period and to DTH’s common shareholders for the Predecessor period by the weighted average number of common shares outstanding for the period. In computing dilutive income (loss) per share, basic income (loss) per share is adjusted for

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock, common stock options and restricted stock units.
Below are basic and diluted net income (loss) per share for the periods indicated (amounts in thousands except share and per share data):

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
Numerator:
Net income (loss)	$3,061	$(4,940)
Denominator:
Weighted-average shares outstanding - basic	38,798,014	4,074,498
Dilutive effect of restricted stock and RSUs	287	—
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Weighted-average shares outstanding - diluted	38,798,301	4,074,498
Net income (loss) per share - basic	$0.08	$(1.21)
Net income (loss) per share - diluted	$0.08	$(1.21)
Antidilutive stock options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	1,924,162	284,017
Antidilutive stock options and unvested restricted stock were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for the periods presented.
13. Income Taxes
The effective income tax rates were 41.2% for the twelve weeks ended March 22, 2016 (Successor) compared to 10.2% for the twelve weeks ended March 24, 2015 (Predecessor), respectively. The provision for income taxes consisted of income tax expense of $2.1 million for the twelve weeks ended March 22, 2016 (Successor) and $0.5 million for the twelve weeks ended March 24, 2015 (Predecessor), respectively. The income tax expense related to the twelve weeks ended March 22, 2016 (Successor) is driven by the estimated effective income tax rate of 41.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended March 24, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of March 24, 2015 (Predecessor).
14. Commitments and Contingencies
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both Company-operated and franchised locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of March 22, 2016 (Successor), are approximately $86.4 million. The Company has excluded agreements that are cancelable without penalty.

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
The Company previously reached a settlement in principle of all claims asserted in the Complaint, subject to negotiation of a definitive settlement agreement and approval by the Circuit Court. To date, the parties have been unable to finalize a definitive settlement agreement. The Plaintiff has informed the Court that he wishes to file an amended complaint revising his claims, and the Court gave Plaintiff until May 5, 2016 to file a motion for leave to file an amended complaint.
The Company has a directors and officers liability insurance policy to cover legal defense costs and settlements stemming from covered claims, subject to an insurance deductible of $0.25 million per claim. The Company's insurance company has acknowledged coverage for claims asserted in the Complaint against covered persons, subject to a reservation of rights. The Company anticipates that any attorney's fees or expenses awarded by the Court in connection with any settlement will be paid in full by the insurance company, together with all or substantially all of any additional legal fees that may be incurred in connection with the action. As of December 29, 2015 (Successor), the Company had an insurance receivable of $0.3 million for legal defense costs it paid in excess of the deductible. The reimbursement from the insurance company was received in January 2016. During the twelve weeks ended March 22, 2016 (Successor), the Company has incurred $0.2 million in legal defense fees for which the Company has recorded a corresponding insurance receivable of $0.2 million as of March 22, 2016 (Successor).
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. Discovery has been completed and the parties are preparing their motions for and opposition to class certification. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 22, 2016 (Successor).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 22, 2016 (Successor).
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 29, 2015 (Successor), and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2016. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from Del Taco management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (Successor). We assume no obligation to update any of these forward-looking statements.

As a result of the Business Combination (defined in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q), we are the acquirer for accounting purposes, and Del Taco Holdings, Inc. ("DTH") is the acquiree and accounting predecessor. Our financial statement presentation distinguishes a "Predecessor" for DTH for periods prior to the Closing Date. We are the "Successor" for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities and expenses. As a result, financial information as of March 22, 2016 and for the twelve weeks ended March 22, 2016 may not be comparable to Del Taco’s Predecessor financial information for the twelve weeks ended March 24, 2015. Refer to Notes 2 and 3 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information on the acquisition accounting for the Business Combination.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2015 is the 52-week period ended December 29, 2015 (Fiscal 2015). Fiscal year 2016 will be a 53-week period ended January 3, 2017 (Fiscal 2016).
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of March 22, 2016 (Successor), there are 543 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average check of $6.79 during Fiscal 2015, we offer a compelling value proposition relative to both QSR and fast casual peers.
Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. For the twelve weeks ended March 22, 2016 (Successor) and March 24, 2015 (Predecessor), system-wide same store sales increased 3.2% and 7.7%, respectively. Same store sales at company-operated restaurants increased 2.8% for the twelve weeks ended March 22, 2016 and 7.9% for the twelve weeks ended March 24, 2015 (Predecessor). The increase in company-operated same store sales in the twelve weeks ended March 22, 2016 (Successor) was driven by an increase in average check size of 5.4%, partially offset by a decrease in traffic of 2.6% compared to the twelve weeks ended March 24, 2015 (Predecessor). Same store sales at franchised restaurants increased 3.7% and 7.5% for the twelve weeks ended March 22, 2016 (Successor) and March 24, 2015 (Predecessor), respectively.

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks ended March 22, 2016 (Successor) and March 24, 2015 (Predecessor), are as follows:

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
Company-operated restaurant activity:
Beginning of period	297	304
Openings	1	—
Closures	(1)	—
Restaurants at end of period	297	304
Franchised restaurant activity:
Beginning of period	247	243
Openings	1	—
Closures	(2)	(1)
Restaurants at end of period	246	242
Total restaurant activity:
Beginning of period	544	547
Openings	2	—
Closures	(3)	(1)
Restaurants at end of period	543	546

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open an estimated 15 to 18 system-wide restaurants in Fiscal 2016.
Restaurant Re-Imaging
We and our franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of March 22, 2016 (Successor), a total of 503 restaurants feature our current image through a re-image or new prototype design, including all 297 restaurants that are company-operated. We expect substantially all of our restaurant system to feature the current image by the end of 2016. The ASU remodeling program involved a use of cash and impacted net property and depreciation line items on the consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant remodels varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. We believe the ASU remodeling program is an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.
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

Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of March 22, 2016 (Successor) and March 24, 2015 (Predecessor), there were 289 and 297 restaurants, respectively, in the comparable company-operated restaurant base. As of March 22, 2016 (Successor) and March 24, 2015 (Predecessor), there were 237 and 235 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
Company-Operated Average Unit Volumes
We measure company-operated average unit volumes (AUVs) on both a weekly and an annual basis. Weekly AUVs are calculated by dividing the sales from comparable company-operated restaurants over a seven day period from Wednesday to Tuesday by the number of comparable restaurants. Annual AUVs are calculated by dividing sales for the trailing 52-week period for all company-operated restaurants that are in the comparable base by the total number of restaurants in the comparable base for such period. This measurement allows management to assess changes in consumer traffic and spending patterns at our company-operated restaurants and the overall performance of the restaurant base.
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with U.S. GAAP. Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of results as reported under U.S. GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors.
A reconciliation of restaurant contribution to company restaurant sales is provided below (in thousands):

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
Company restaurant sales	$93,550	$90,883
Restaurant operating expenses	76,036	73,939
Restaurant contribution	$17,514	$16,944
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
EBITDA and Adjusted EBITDA as presented in this quarterly report are supplemental measures of performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss), income from operations or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
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
We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to compare performance to that of competitors.

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to net income (loss) (in thousands):

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
Net income (loss)	$3,061	$(4,940)
Non-GAAP adjustments:
Provision for income taxes	2,142	458
Interest expense	1,472	6,811
Depreciation and amortization	5,486	3,793
EBITDA	12,161	6,122
Stock-based compensation expense (a)	699	532
Loss on disposal of assets (b)	75	—
Restaurant closure charges, net (c)	178	22
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(140)	(1)
Debt modification costs (e)	—	135
Transaction-related costs (f)	65	6,316
Change in fair value of warrant liability (g)	—	(35)
Pre-opening costs (h)	93	119
Adjusted EBITDA	$13,131	$13,210

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)	Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.

(d)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(e)	Includes costs associated with debt refinancing transaction in March 2015.

(f)
Includes costs related to the strategic sale process which commenced during 2014 and resulted in the Stock Purchase Agreement with the Levy Newco Parties and the Business Combination consummated pursuant to the Merger Agreement.

(g)
Relates to fair value adjustments to the warrants to purchase shares of common stock of DTH that had been issued to certain of DTH’s equity shareholders, all of which were exchanged for shares of common stock of DTH on March 20, 2015.

(h)
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
Transaction-Related Costs
Transaction-related costs consists of direct costs incurred in connection with the strategic sale process which commenced during 2014 and resulted in the Stock Purchase Agreement with the Levy Newco Parties in March 2015 and the Business Combination consummated pursuant to the Merger Agreement on June 30, 2015.
Debt Modification Costs
In March 2015, DTH refinanced its existing debt (the "March 2015 Refinance") by amending the senior credit facility (the "2013 Senior Credit Facility") and incurred lender and third party costs which were capitalized on the balance sheet and certain third party costs were expensed.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents the non-cash adjustment to record the warrant liability to its determined fair market value.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended March 22, 2016 (Successor) and Twelve Weeks Ended March 24, 2015 (Predecessor)
The following table presents operating results for the twelve weeks ended March 22, 2016 (Successor) and twelve weeks ended March 24, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor			Predecessor
	12 Weeks Ended March 22, 2016			12 Weeks Ended March 24, 2015			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$93,550	96.0%		$90,883	96.3%		$2,667	2.9%
Franchise revenue	3,329	3.4		3,001	3.2		328	10.9
Franchise sublease income	524	0.5		534	0.5		(10)	(1.9)
Total Revenue	97,403	100.0		94,418	100.0		2,985	3.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	26,129	27.9	(1)	25,982	28.6	(1)	147	0.6
Labor and related expenses	29,784	31.8	(1)	27,923	30.7	(1)	1,861	6.7
Occupancy and other operating expenses	20,123	21.5	(1)	20,034	22.0	(1)	89	0.4
Total restaurant operating expenses	76,036	81.3	(1)	73,939	81.3	(1)	2,097	2.8
General and administrative	8,292	8.5		7,296	7.7		996	13.7
Depreciation and amortization	5,486	5.6		3,792	4.0		1,694	44.7
Occupancy and other-franchise subleases	503	0.5		505	0.5		(2)	(0.4)
Pre-opening costs	93	0.1		119	0.1		(26)	(21.8)
Restaurant closure charges, net	178	0.2		22	*		156	*
Loss on disposal of assets	75	0.1		—	—		75	*
Total operating expenses	90,663	93.1		85,673	90.7		4,990	5.8
Income from operations	6,740	6.9		8,745	9.3		(2,005)	(22.9)
Other expenses:
Interest expense	1,472	1.5		6,811	7.2		(5,339)	(78.4)
Transaction-related costs	65	0.1		6,316	6.7		(6,251)	(99.0)
Debt modification costs	—	—		135	0.1		(135)	(100.0)
Change in fair value of warrant liability	—	—		(35)	*		35	(100.0)
Total other expenses	1,537	1.6		13,227	14.0		(11,690)	(88.4)
Income (loss) from operations before provision for income taxes	5,203	5.3		(4,482)	(4.7)		9,685	*
Provision for income taxes	2,142	2.2		458	0.5		1,684	*
Net income (loss)	$3,061	3.1%		$(4,940)	(5.2)%		$8,001	*

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $2.7 million, or 2.9%, for the twelve weeks ended March 22, 2016 (Successor), primarily due to an increase in company-operated same store sales of $2.4 million, or 2.8%. The growth in company-operated same store sales was primarily the result of an increase in average check size of 5.4%, partially offset by a decrease in traffic of 2.6% compared to the prior period. Company restaurant sales also increased by $0.3 million of additional sales from the net impact of restaurant openings and closures since the beginning of the first quarter of 2015.
Franchise Revenue
Franchise revenue increased $0.3 million, or 10.9%, for the twelve weeks ended March 22, 2016 (Successor), primarily due to an increase in franchised same store sales of 3.7% and additional franchised restaurants compared to the first quarter of 2015, as well as an increase in initial fees during the first quarter of 2016.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the twelve week periods ended March 22, 2016 (Successor) and March 24, 2015 (Predecessor).
Food and Paper Costs
Food and paper costs increased $0.1 million, or 0.6% for the twelve weeks ended March 22, 2016 (Successor). As a percentage of company restaurant sales, food and paper costs declined to 27.9% for the twelve weeks ended March 22, 2016 (Successor) compared to 28.6% for the twelve weeks ended March 24, 2015 (Predecessor). This reduction was driven by the impact of menu price increases that were partially offset by the impact of increased commodity costs.
Labor and Related Expenses
Labor and related expenses increased $1.9 million, or 6.7% for the twelve weeks ended March 22, 2016 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2016 and the impact from new paid sick leave requirements that began July 1, 2015 in California. As a percentage of company restaurant sales, labor and related expenses were 31.8% for the twelve weeks ended March 22, 2016 (Successor) compared to 30.7% for the twelve weeks ended March 24, 2015 (Predecessor). This percentage increase resulted primarily from the impact of the increased California minimum wage and new sick leave requirements discussed above, partially offset by the impact of menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $0.1 million, or 0.4%, for the twelve weeks ended March 22, 2016 (Successor). As a percentage of company restaurant sales, occupancy and other operating expenses were 21.5% for the twelve weeks ended March 22, 2016 (Successor) compared to 22.0% for the twelve weeks ended March 24, 2015 (Predecessor). This overall reduction as a percent of company restaurant sales was primarily due to menu price increases which helped to leverage the fixed components of occupancy and other operating expenses, as well as a reduction in utilities, supplies, repairs and maintenance, rent and advertising as a percent of company restaurant sales, partially offset by increases in credit and debit card processing fees and insurance expense as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $1.0 million, or 13.7%, for the twelve weeks ended March 22, 2016 (Successor), primarily due to an increase in compensation, legal and professional expense including incremental public company costs and stock-based compensation, partially offset by a decrease in performance-based incentive compensation. As a percentage of total revenue, general and administrative expense was 8.5% for the twelve weeks ended March 22, 2016 (Successor) compared to 7.7% for the twelve weeks ended March 24, 2015 (Predecessor) and the increase as a percent of total revenue was due to the above mentioned cost increases partially offset by the increased revenues.

Depreciation and Amortization
Depreciation and amortization expenses increased $1.7 million, or 44.7%, for the twelve weeks ended March 22, 2016 (Successor), compared to the twelve weeks ended March 24, 2015 (Predecessor), primarily due to $0.9 million of incremental depreciation and amortization expense resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination. The increase in depreciation and amortization expense was also due to the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 5.6% for the twelve weeks ended March 22, 2016 (Successor), compared to 4.0% for the twelve weeks ended March 24, 2015 (Predecessor). The increase as a percent of total revenue for the twelve weeks ended March 22, 2016 (Successor) is primarily the result of the incremental depreciation and amortization expense discussed above.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.5 million for both the twelve weeks ended March 22, 2016 (Successor) and March 24, 2015 (Predecessor).
Pre-opening Costs
Pre-opening costs was $0.1 million for both the twelve weeks ended March 22, 2016 (Successor) and March 24, 2015 (Predecessor).
Restaurant Closure Charges, net
Restaurant closure charges, net, were $0.2 million for the twelve weeks ended March 22, 2016 (Successor) compared to $22,000 for the twelve weeks ended March 24, 2015 (Predecessor). Current year expense primarily includes accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015. The twelve weeks ended March 24, 2015 (Predecessor) includes accretion expense.
Loss on Disposal of Assets
Loss on disposal of assets was $0.1 million for the twelve weeks ended March 22, 2016 (Successor) compared to zero for the twelve weeks ended March 24, 2015 (Predecessor). Current year loss was related to the closure of one company restaurant.
Interest Expense
Interest expense was $1.5 million for the twelve weeks ended March 22, 2016 (Successor), compared to $6.8 million for the twelve weeks ended March 24, 2015 (Predecessor). The decrease in interest expense for the twelve weeks ended March 22, 2016 (Successor) is primarily due to the debt refinancing that occurred in August 2015 which replaced the existing term loan with a revolving credit facility with a significantly lower interest rate, the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015, and the full repayment of DTH's subordinated notes in March 2015.
Transaction-Related Costs
Transaction-related costs were $0.1 million for the twelve weeks ended March 22, 2016 (Successor), compared to $6.3 million for the twelve weeks ended March 24, 2015 (Predecessor). All transaction-related costs consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 3 to the unaudited consolidated financial statements).
Debt Modification Costs
Debt modification costs totaled $0.1 million for the twelve weeks ended March 24, 2015 (Predecessor). These costs related to the March 2015 Refinance. There were no such debt modification costs for the twelve weeks ended March 22, 2016 (Successor).
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability was $35,000 for the twelve weeks ended March 24, 2015 (Predecessor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Initial Investment discussed in Note 3 to the unaudited consolidated financial statements. There was no such change in fair value of warrant liability for the twelve weeks ended March 22, 2016 (Successor).
Provision for Income Taxes
The effective income tax rates were 41.2% for the twelve weeks ended March 22, 2016 (Successor) compared to 10.2% for the twelve weeks ended March 24, 2015 (Predecessor). The provision for income taxes consisted of income tax expense of $2.1 million for the twelve weeks ended March 22, 2016 (Successor) and $0.5 million for the twelve weeks ended March 24, 2015 (Predecessor). The income tax expense related to the twelve weeks ended March 22, 2016 (Successor) is driven by our estimated effective income tax rate of 41.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended March 24, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of March 24, 2015 (Predecessor).
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have experienced increases in same store sales and restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $13.4 million at March 22, 2016 (Successor) and available borrowing capacity of $77.0 million at March 22, 2016 (Successor) will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share repurchase program and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. The Company restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	Successor	Predecessor
	12 Weeks Ended March 22, 2016	12 Weeks Ended March 24, 2015
(Amounts in thousands)
Net cash provided by (used in)
Operating activities	$9,226	$(751)
Investing activities	(4,617)	(5,542)
Financing activities	(1,399)	8,271
Net increase in cash	$3,210	$1,978
Cash Flows Provided by (Used in) Operating Activities
In the twelve weeks ended March 22, 2016 (Successor), cash flows provided by operating activities were $9.2 million. The cash flows provided by operating activities resulted from net income of $3.1 million, non-cash adjustment for asset depreciation and amortization of $5.4 million, deferred income taxes of $1.1 million, stock-based compensation of $0.7 million, loss on disposal of assets of $0.1 million and restaurant closures charges of $0.1 million, partially offset by net working capital requirements of $1.3 million.
In the twelve weeks ended March 24, 2015 (Predecessor), cash flows used in operating activities were $0.8 million. The cash flows used in operating activities resulted from net loss of $4.9 million and changes in net working capital requirements totaling $0.6 million, partially offset by non-cash adjustment for asset depreciation and amortization of $4.2 million and stock-based compensation of $0.5 million.
Cash Flows Used in Investing Activities
In the twelve weeks ended March 22, 2016 (Successor), cash flows used in investing activities were $4.6 million, which were primarily the result of purchase of property and equipment and other assets.
In the twelve weeks ended March 24, 2015 (Predecessor), cash flows used in investing activities were $5.5 million, which were primarily the result of purchase of property and equipment and other assets.
Cash Flows (Used in) Provided by Financing Activities
In the twelve weeks ended March 22, 2016 (Successor), cash flows used in financing activities were $1.4 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 86,679 shares of our common stock for an aggregate purchase price of $1.0 million, including incremental direct costs to acquire the shares, and payments on capital lease and deemed landlord financing totaling $0.4 million.
In the twelve weeks ended March 24, 2015 (Predecessor), cash flows provided by financing activities were $8.3 million. The cash flows provided by financing activities were primarily the result of proceeds from the issuance of common stock of $91.2 million and proceeds from the term loan and revolving credit facilities of $33.7 million, partially offset by the full repayment of the subordinate notes of $108.1 million, payment of tax withholding related to option of exercises and distribution of restricted stock units of $7.5 million and payments on capital lease obligations, deemed landlord financing and debt issue costs of $1.0 million.
Debt and Other Obligations
Senior Credit Facility
On April 1, 2013, DTH entered into the 2013 Senior Credit Facility in the amount of $215 million consisting of a $175.0 million term loan and $40.0 million revolving credit facility revolver with maturity dates of October 1, 2018 and April 1, 2018, respectively. On April 21, 2014, DTH amended the 2013 Senior Credit Facility whereby the then outstanding balance of the term loan was increased by $62.0 million to $220.0 million and the revolving credit facility remained at $40 million. The amended term loan bore interest at LIBOR (not to be less than 1.00%) plus a margin of 4.50%. On March 20, 2015, DTH increased the borrowings on its 2013 Senior Credit Facility by $25.1 million and borrowed $10.0 million under the revolving credit facility. In addition, on March 12, 2015, DTH satisfied the rating condition in its 2013 Senior Credit Facility resulting in a decrease in interest rates to LIBOR (not to be less than 1.00%) plus a margin of 4.25% as of March 25, 2015. On June 30, 2015, DTH used $68.6 million of the proceeds from the Business Combination to pay down borrowings under the 2013 Senior Credit Facility.
On August 4, 2015, we refinanced our existing 2013 Senior Credit Facility and entered into a new credit agreement (the "2015 Senior Credit Facility") which matures on August 4, 2020, and provides for a $250 million revolving credit facility. We borrowed $164 million under the 2015 Senior Credit Facility to repay all of existing indebtedness under our existing 2013 Senior Credit Facility and to pay costs associated with the financing. At the time of termination, $162.5 million of term loan borrowings were outstanding under the 2013 Senior Credit Facility and $17.6 million revolver capacity that was utilized to support outstanding letters of credit.
At our option, loans under the 2015 Senior Credit Facility may bear interest at a base rate or LIBOR, plus a margin determined in accordance with a consolidated total lease adjusted leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the prime rate of Bank of America, and (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.50% to 2.50%, and for base rate loans the margin is in the range of 0.50% and 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending after the closing date of the 2015 Senior Credit

Facility. Following delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending December 29, 2015 (Successor), the applicable margin decreased 0.25% for both LIBOR loans and base rate loans on March 18, 2016.
The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of March 22, 2016 (Successor).
The 2015 Revolving Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At March 22, 2016 (Successor), the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.2%. As of March 22, 2016 (Successor) there were $154.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $19.0 million. Unused borrowing capacity at March 22, 2016 (Successor) was $77.0 million.
Subordinated Notes
In connection with DTH's May 2010 restructuring, wholly owned subsidiaries of DTH issued subordinated notes in the aggregate principal amount of $150.0 million which had an interest rate of 13.0%, with interest accrued to principal. The outstanding balance of $111.2 million on these subordinated notes was paid in full on March 20, 2015

Hedging Arrangements
Effective June 30, 2013, DTH entered into an interest rate cap agreement with a three-year term with a fixed notional amount of $87.5 million of the Term Loan that effectively converted that portion of the loan outstanding under the 2013 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of three-month LIBOR plus the applicable percentage (as provided by the 2013 Senior Credit Facility) to a capped interest rate of 1.00% to 2.25% plus the applicable percentage.
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
Off-Balance Sheet and Other Arrangements
At March 22, 2016 (Successor), we had a $250.0 million revolving credit facility of which $19.0 million was reserved for outstanding letters of credit and $77.0 million was unused and available for borrowings. We did not have any other material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 22, 2016 (Successor), we repurchased 86,679 shares for an average price per share of $10.79 for an aggregate cost of approximately $1.0 million including incremental direct costs to acquire the shares. As of March 22, 2016 (Successor), there was approximately $24.1 million remaining under the share repurchase program. We have no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on our stock price, market conditions and other factors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. As of March 22, 2016 (Successor), we had outstanding variable rate borrowings of $154.0 million. A 1.00% increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of $1.5 million on an annualized basis.

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
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, rent, general and administrative and other costs, all of which can materially impact operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or local minimum wage and increases in the minimum wage will increase labor costs. Since July 1, 2014 to December 31, 2015, the State of California (where a majority of company-operated restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008 to June 30, 2014, California minimum wage had been $8.00 per hour. The California minimum wage increased to $10.00 per hour on January 1, 2016.
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
On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage would increase to $10.50 per hour in 2017, $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 366 restaurants in California of which 244 are company-owned and 122 are franchised-owned.
In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity or through other adjustments. We may or may not be able to offset cost increases in the future.
Critical Accounting Policies and Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that such estimates have been based on reasonable and supportable assumptions and the resulting estimates are reasonable for use in the preparation of the consolidated financial statements. Actual results could differ from these estimates. Our significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, valuations provided by business combinations, insurance reserves, restaurant closure reserves, stock-based compensation, contingent liabilities, certain leasing activities and income tax valuation allowances.
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (Successor) filed with the SEC on March 8, 2016. There have been no material changes in any of our critical accounting policies during the twelve week period ended March 22, 2016 (Successor).
Recently Issued Accounting Standards
See Note 2, Basis of Presentation, of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q, for a description of the recently issued accounting standards.

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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.
Item 1A. Risk Factors
See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (Successor) filed with the SEC on March 8, 2016 for a discussion of our risk factors. There have been no material changes to our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During fiscal 2016, we repurchased 86,679 shares in open market transactions under the share repurchase program for an average price per share of $10.79 for an aggregate cost of approximately $1.0 million including incremental direct costs to acquire the shares. As of March 22, 2016 (Successor), there was approximately $24.1 million remaining under the share repurchase program.
The following table summarizes shares repurchased during the quarter ended March 22, 2016 (Successor). The average price paid per share in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
December 30, 2015 - January 26, 2016	—	$—	—	$—
January 27, 2016 - February 23, 2016	—	$—	—	$—
February 24, 2016 - March 22, 2016	86,679	$10.79	86,679	$24,064,734
Total	86,679	$10.79	86,679

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: May 2, 2016

/s/ Paul J.B. Murphy III
Name: Paul J.B. Murphy III
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)