Form 10-Q
period 2016-06-14
Del Taco Restaurants, Inc.
filed 2016-07-20
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 14, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2016, there were 37,976,206 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 14, 2016 (Successor) (Unaudited) and December 29, 2015 (Successor)	1
Unaudited Consolidated Statements of Comprehensive Income for the Twelve Weeks Ended June 14, 2016 (Successor) and the Twelve Weeks Ended June 16, 2015 (Predecessor)	2
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Twenty-Four Weeks Ended June 14, 2016 (Successor) and the Twenty-Four Weeks Ended June 16, 2015 (Predecessor)	3
Unaudited Consolidated Statements of Cash Flows for the Twenty-Four Weeks Ended June 14, 2016 (Successor) and Twenty-Four Weeks Ended June 16, 2015 (Predecessor)	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	36
Item 4. Control and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	40

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor
	June 14, 2016	December 29, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,298	$10,194
Accounts and other receivables, net	2,361	3,220
Inventories	2,427	2,806
Prepaid expenses and other current assets	3,174	3,545
Total current assets	15,260	19,765
Property and equipment, net	119,459	114,030
Goodwill	319,056	318,275
Trademarks	220,300	220,300
Intangible assets, net	26,692	28,373
Other assets, net	3,050	2,829
Total assets	$703,817	$703,572
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,266	$16,831
Other accrued liabilities	29,319	32,897
Current portion of capital lease obligations and deemed landlord financing liabilities	1,667	1,725
Total current liabilities	48,252	51,453
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	167,387	167,968
Deferred income taxes	83,355	79,523
Other non-current liabilities	33,835	36,251
Total liabilities	332,829	335,195
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,173,443 shares issued and outstanding at June 14, 2016; 38,802,425 shares issued and outstanding at December 29, 2015	4	4
Additional paid-in capital	366,946	372,260
Retained earnings (accumulated deficit)	4,038	(3,887)
Total shareholders’ equity	370,988	368,377
Total liabilities and shareholders’ equity	$703,817	$703,572
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	Successor	Predecessor
	12 Weeks Ended June 14, 2016	12 Weeks Ended June 16, 2015
Revenue:
Company restaurant sales	$95,917	$93,902
Franchise revenue	3,576	3,147
Franchise sublease income	533	554
Total revenue	100,026	97,603
Operating expenses:
Restaurant operating expenses:
Food and paper costs	26,358	26,859
Labor and related expenses	30,249	28,486
Occupancy and other operating expenses	19,526	19,924
General and administrative	8,214	6,550
Depreciation and amortization	5,532	3,796
Occupancy and other - franchise subleases	510	517
Pre-opening costs	35	129
Restaurant closure charges, net	(166)	72
Loss on disposal of assets	62	14
Total operating expenses	90,320	86,347
Income from operations	9,706	11,256
Other expenses:
Interest expense	1,405	4,018
Transaction-related costs	126	877
Debt modification costs	—	2
Total other expenses	1,531	4,897
Income from operations before provision for income taxes	8,175	6,359
Provision for income taxes	3,311	1,731
Net income	4,864	4,628
Other comprehensive income (loss):
Change in fair value of interest rate cap	—	(2)
Reclassification of interest rate cap amortization included in net income	—	36
Total other comprehensive income, net	—	34
Comprehensive income	$4,864	$4,662
Earnings per share:
Basic	$0.13	$0.69
Diluted	$0.13	$0.69
Weighted-average shares outstanding
Basic	38,292,215	6,707,776
Diluted	38,442,304	6,707,776
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Successor	Predecessor
	24 Weeks Ended June 14, 2016	24 Weeks Ended June 16, 2015
Revenue:
Company restaurant sales	$189,467	$184,785
Franchise revenue	6,905	6,148
Franchise sublease income	1,057	1,088
Total revenue	197,429	192,021
Operating expenses:
Restaurant operating expenses:
Food and paper costs	52,487	52,841
Labor and related expenses	60,033	56,409
Occupancy and other operating expenses	39,649	39,958
General and administrative	16,506	13,846
Depreciation and amortization	11,018	7,588
Occupancy and other - franchise subleases	1,013	1,022
Pre-opening costs	128	248
Restaurant closure charges, net	12	94
Loss on disposal of assets	137	14
Total operating expenses	180,983	172,020
Income from operations	16,446	20,001
Other expenses:
Interest expense	2,877	10,829
Transaction-related costs	191	7,193
Debt modification costs	—	137
Change in fair value of warrant liability	—	(35)
Total other expenses	3,068	18,124
Income from operations before provision for income taxes	13,378	1,877
Provision for income taxes	5,453	2,189
Net income (loss)	7,925	(312)
Other comprehensive income (loss):
Change in fair value of interest rate cap	—	(23)
Reclassification of interest rate cap amortization included in net income (loss)	—	58
Total other comprehensive income, net	—	35
Comprehensive income (loss)	$7,925	$(277)
Earnings (loss) per share:
Basic	$0.21	$(0.06)
Diluted	$0.20	$(0.06)
Weighted-average shares outstanding
Basic	38,545,115	5,391,137
Diluted	38,672,425	5,391,137

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Successor	Predecessor
	24 Weeks Ended June 14, 2016	24 Weeks Ended June 16, 2015
Operating activities
Net income (loss)	$7,925	$(312)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,018	7,590
Amortization of favorable and unfavorable lease assets and liabilities, net	(280)	(2)
Amortization of deferred financing costs	178	835
Subordinated note interest paid-in-kind	—	37
Debt modification costs	—	137
Stock-based compensation	1,629	532
Change in fair value of warrant liability	—	(35)
Deferred income taxes	3,052	—
Loss on disposal of assets	137	14
Restaurant closure charges	(137)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	859	961
Inventories	379	93
Prepaid expenses and other current assets	371	571
Accounts payable	435	2,358
Other accrued liabilities	(3,609)	(95)
Other non-current liabilities	(904)	(1,822)
Net cash provided by operating activities	21,053	10,862
Investing activities
Purchases of property and equipment	(15,546)	(13,357)
Proceeds from disposal of property and equipment	4	38
Purchases of other assets	(647)	(472)
Net cash used in investing activities	(16,189)	(13,791)
Financing activities
Proceeds from term loan, net of debt discount	—	23,654
Proceeds from issuance of common stock	—	91,236
Repurchase of common stock and warrants	(6,943)	—
Payment of tax withholding related to option exercises and distribution of restricted stock units	—	(7,533)
Payments on capital leases and deemed landlord financing	(817)	(768)
Payment on subordinated notes	—	(108,113)
Proceeds from revolving credit facility	4,000	10,000
Payments on revolving credit facility	(4,000)	(6,000)
Payments for debt issue costs	—	(591)
Net cash (used in) provided by financing activities	(7,760)	1,885
Decrease in cash and cash equivalents	(2,896)	(1,044)
Cash and cash equivalents at beginning of period	10,194	8,553
Cash and cash equivalents at end of period	$7,298	$7,509
Supplemental cash flow information:
Cash paid during the period for interest	$2,872	$8,953
Cash paid during the period for income taxes	800	8
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$1,939	$996
Write-offs of accounts receivables	72	—
Amortization of interest rate cap into net loss, net of tax	—	58
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net	—	(23)
Warrant liability reclassified to equity upon exercise of warrants	—	8,274
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At June 14, 2016 (Successor), there were 298 company-operated and 245 franchised Del Taco restaurants located in 16 states, including one franchised unit in Guam. At June 16, 2015 (Predecessor), there were 306 company-operated and 241 franchised Del Taco restaurants located in 16 states, including one franchised unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2016 is the fifty-three week period ended January 3, 2017 (Successor). Fiscal year 2015 is the fifty-two week period ended December 29, 2015 (Successor). In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2016, the Company’s accompanying financial statements reflect the twelve weeks and twenty-four weeks ended June 14, 2016 (Successor). For fiscal year 2015, the Company’s accompanying financial statements reflect the twelve weeks and twenty-four weeks ended June 16, 2015 (Predecessor).
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
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements as well as the expected adoption method.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
The Company recorded an allocation of the purchase price to DTH’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value as of the Closing Date. The final purchase price allocation is as follows (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$5,173
Accounts receivable and other receivables	3,228
Inventories	2,541
Prepaid expenses and other current assets	4,266
Total current assets	15,208
Property and equipment	105,524
Intangible assets	250,490
Other assets	4,194
Total identifiable assets acquired	375,416
Accounts payable	(18,866)
Other accrued liabilities	(26,607)
Current portion of capital lease obligations and deemed landlord financing liabilities	(1,670)
Long-term debt, capital lease obligations and deemed landlord financing liabilities	(246,562)
Deferred income taxes	(80,254)
Other long-term liabilities	(36,208)
Net identifiable liabilities assumed	(34,751)
Goodwill	319,056
Total gross consideration	$284,305

During the twenty-four weeks ended June 14, 2016 (Successor), the Company recorded a net $0.8 million adjustment to goodwill due to a change in estimate for the liability for deferred income taxes.
For the twelve and twenty-four weeks ended June 14, 2016 (Successor) and the twelve and twenty-four weeks ended June 16, 2015 (Predecessor), the Company incurred approximately $0.1 million, $0.2 million, $0.9 million and $7.2 million, respectively, of transaction expenses directly related to the Business Combination.
4. Restaurant Closure Charges, Net
At June 14, 2016 (Successor) and December 29, 2015 (Successor), the restaurant closure liability is $3.7 million and $4.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to prior restaurant closures and sublease income shortfalls (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Total
Balance at December 29, 2015 (Successor)	$1,023
Charges for accretion in current period	39
Cash payments	(37)
Balance at June 14, 2016 (Successor)	$1,025
The current portion of the restaurant closure liability is $0.1 million at both June 14, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.9 million at both June 14, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twelve and twenty-four weeks ended June 14, 2016 (Successor), the Company recorded accretion expense related to the closures as well as $0.1 million related to the write-off of fixed assets associated with the closures. During the twenty-four weeks ended June 14, 2016 (Successor), the Company recorded an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, partially offset by an adjustment to increase the lease termination liability for two closed restaurants due to changes in estimates.
A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	Contract termination costs	Other associated costs	Total
Balance at December 29, 2015 (Successor)	$3,637	$163	$3,800
Charges for accretion in current period	67	—	67
Cash payments	(800)	(163)	(963)
Adjustments to estimates based on current activity	(273)	—	(273)
Balance at June 14, 2016 (Successor)	$2,631	$—	$2,631
The current portion of the restaurant closure liability is $1.0 million and $1.5 million at June 14, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.6 million and $2.3 million at June 14, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.
5. Goodwill and other Intangible Assets
Goodwill was $319.1 million at June 14, 2016 (Successor) compared to $318.3 million at December 29, 2015 (Successor). The increase was due to an adjustment to the purchase price allocation as described in more detail in Note 3.
There have been no changes in the carrying amount of trademarks since December 29, 2015 (Successor).
The Company’s other intangible assets at June 14, 2016 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	Successor
	June 14, 2016			December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,207	$(1,946)	$12,261	$14,207	$(1,020)	$13,187
Franchise rights	15,789	(1,358)	14,431	15,897	(711)	15,186
Total amortized other intangible assets	$29,996	$(3,304)	$26,692	$30,104	$(1,731)	$28,373

Goodwill and intangible assets at June 14, 2016 (Successor) and December 29, 2015 (Successor) are based on the purchase price allocation of DTH, which is based on valuations performed to determine the fair value of the acquired assets as of the acquisition date. See Note 3 for further discussion of the acquisition of DTH. During the twenty-four weeks ended June 14, 2016 (Successor), we wrote-off $0.1 million of franchise rights associated with the closure of two franchise locations.
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at June 14, 2016 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	June 14, 2016	December 29, 2015
2015 Senior Credit Facility, net of debt discount of $1,195 and $1,328 and deferred financing costs of $403 and $448 at June 14, 2016 (Successor) and December 29, 2015 (Successor), respectively	$152,402	$152,224
Total outstanding indebtedness	152,402	152,224
Obligations under capital leases and deemed landlord financing liabilities	16,652	17,469
Total debt	169,054	169,693
Less: amounts due within one year	1,667	1,725
Total amounts due after one year, net	$167,387	$167,968

At June 14, 2016 (Successor) and December 29, 2015 (Successor), the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

base rate loans during the first fiscal quarter of 2016. The 2015 Senior Credit Facility capacity used to support letters of credit currently incurs fees equal to the applicable margin of 1.75%. The 2015 Senior Credit Facility unused commitment currently incurs a 0.20% fee.

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 14, 2016 (Successor). Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
The Company capitalized lender costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing. Lender debt discount costs and deferred financing costs associated with the 2015 Senior Credit Facility are presented net of the 2015 Senior Credit Facility balance on the consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Senior Credit Facility. Amortization of deferred financing costs and debt discount related to the 2015 Senior Credit Facility totaled $0.1 million and $0.2 million during the twelve weeks and twenty-four weeks ended June 14, 2016 (Successor), respectively.
At June 14, 2016 (Successor), the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 2.2%. At June 14, 2016 (Successor), the Company had a total of $77.0 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $154.0 million of outstanding borrowings and letters of credit outstanding of $19.0 million which reduce availability under the 2015 Senior Credit Facility.
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
The Company incurred lender costs and third-party costs associated with the March 2015 Debt Refinance of $1.6 million of which $1.5 million was capitalized as lender debt discount and $0.1 million was expensed as debt modification costs in the consolidated statements of comprehensive income (loss) for the twenty-four weeks ended June 16, 2015 (Predecessor).
Lender debt discount costs and deferred financing costs associated with the 2013 Senior Credit Facility were amortized to interest expense over the term of the 2013 Term Loan using the effective interest method. Amortization of deferred financing costs including debt discount totaled $0.4 million and $0.8 million during the twelve weeks and twenty-four weeks ended June 16, 2015 (Predecessor), respectively.
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
For the twenty-four weeks ended June 16, 2015 (Predecessor), interest expense related to the SAG Restaurants Sub Notes and F&C RHC Sub Notes was $3.1 million.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

7. Derivative Instruments
As of June 14, 2016 (Successor) and December 29, 2015 (Successor), the Company had an interest rate cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt. This agreement had a notional amount of $87.5 million as of June 14, 2016 (Successor) and December 29, 2015 (Successor). The individual caplet contracts within the remaining interest rate cap agreement expire at various dates through June 30, 2016.
Interest Rate Cap Agreement
To ensure the effectiveness of the interest rate cap agreement through June 30, 2015 (Predecessor) , the Company elected the three-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve and twenty-four weeks ended June 16, 2015 (Predecessor).
As of the July 1, 2015 interest reset date, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value will be recorded through interest expense. For the twelve and twenty-four weeks ended June 14, 2016 (Successor), there have been no changes in the fair value of the interest rate cap agreement.
The effective portion of the interest rate cap agreement through June 30, 2015 (Predecessor) was included in accumulated other comprehensive income and included as a fair value adjustment through the purchase price allocation as described in Note 3.

Warrant Liability (Predecessor)
On March 20, 2015, warrants to purchase 597,802 shares of DTH common stock held by a former large shareholder of DTH were exercised at a strike price of $25.00 per share based on a fair value of $8.3 million determined based on the common stock price of the Initial Investment discussed above in Note 3. Upon exercise, 384,777 shares of DTH common stock were redeemed as payment for the strike price resulting in 213,025 shares of DTH common stock being issued. DTH recorded a mark-to-market adjustment of $35,000 to reduce the liability during the twenty-four weeks ended June 16, 2015 (Predecessor) and then reclassified the balance of the warrant liability of $8.3 million to shareholders’ equity.
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The interest rate cap agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of June 14, 2016 (Successor) and December 29, 2015 (Successor), the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the interest rate cap agreement was zero at June 14, 2016 (Successor) and December 29, 2015 (Successor).

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	Successor
	June 14, 2016		December 29, 2015
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility	$152,402	$152,402	$152,224	$152,224

9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	Successor
	June 14, 2016	December 29, 2015
Employee compensation and related items	$7,852	$7,818
Accrued insurance	7,003	7,168
Accrued sales tax	4,448	3,604
Accrued bonus	1,885	5,352
Accrued income taxes	1,632	30
Restaurant closure liability	1,172	1,617
Accrued real property tax	1,113	1,378
Other	4,214	5,930
	$29,319	$32,897

A summary of other non-current liabilities follows (in thousands):

	Successor
	June 14, 2016	December 29, 2015
Unfavorable lease liabilities	$18,479	$19,685
Insurance reserves	6,168	5,963
Restaurant closure liability	2,484	3,206
Unearned trade discount, non-current	1,843	2,028
Deferred development and initial franchise fees	1,720	1,920
Deferred gift card income	1,484	2,217
Deferred rent liability	1,136	731
Other	521	501
	$33,835	$36,251
10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 share of common stock reserved and authorized. At June 14, 2016 (Successor), there were 2,010,502 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense (Successor)
The total compensation expense related to the 2015 Plan was $0.9 million and $1.6 million for the twelve and twenty-four weeks ended June 14, 2016 (Successor), respectively.
Restricted Stock Awards (Successor)
A summary of outstanding and unvested restricted stock activity as of June 14, 2016 (Successor) and changes during the period December 29, 2015 (Successor) through June 14, 2016 (Successor) is as follows:

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2015 (Successor)	946,494	$11.16
Granted	114,004	9.90
Vested	—	—
Forfeited	—	—
Nonvested at June 14, 2016 (Successor)	1,060,498	$11.03
As of June 14, 2016 (Successor), $8.5 million of total unrecognized expense related to unvested restricted stock grants is expected to be recognized over a weighted-average period of 2.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options (Successor)
A summary of stock option activity as of June 14, 2016 (Successor) and changes during the period December 29, 2015 (Successor) through June 14, 2016 (Successor) is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at December 29, 2015 (Successor)	224,000	$10.40	6.5	$—
Granted	7,000	9.88	6.6	—
Exercised	—	—	—	—
Forfeited	(2,000)	10.40	—	—
Options outstanding at June 14, 2016 (Successor)	229,000	$10.38	6.4	$—
Options exercisable at June 14, 2016 (Successor)	—	$—	—	$—
Options exercisable and expected to vest at June 14, 2016 (Successor)	207,173	$10.38	6.4	$—
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock on December 29, 2015 (Successor) or June 14, 2016 (Successor), respectively, exceeds the exercise price.
As of June 14, 2016 (Successor), $0.6 million of total unrecognized stock compensation expense, net of forfeitures, related to stock option grants is expected to be recognized over a weighted average period of 3.1 years.
Stock-Based Compensation Expense (Predecessor)
In connection with Step 1 of the Business Combination consummated on March 20, 2015, all unvested restricted stock units (“RSUs”) under the Predecessor incentive plan became fully vested and all vested RSUs were then immediately settled for shares of DTH common stock, net of shares withheld for minimum statutory employee tax withholding obligations and all unvested stock options under the Predecessor plan became fully vested and all vested stock options were also exercised and shares were issued, net of shares withheld for the applicable option strike price and employee tax withholding obligations. An aggregate of 237,948 shares of DTH common stock were issued and 247,552 shares of DTH common stock were withheld for applicable option strike price and employee tax withholding obligations. In exchange for the shares withheld, DTH made payments of $7.5 million related to employee tax withholding obligations.
No RSUs or stock options remained outstanding under the Predecessor plan after March 20, 2015 or as of June 14, 2016 (Successor). DTH recorded stock-based compensation expense of $0.5 million, which included all remaining unrecognized compensation expense related to the accelerated vesting on RSUs and stock options on March 20, 2015, for the twenty-four weeks ended June 16, 2015 (Predecessor).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

11. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve and twenty-four weeks ended June 14, 2016 (Successor), the Company repurchased respectively 542,303 and 628,982 shares of common stock for an average price per share of $9.92 and $10.04 for an aggregate cost of approximately $5.4 million and $6.4 million including incremental direct costs to acquire the shares. During both the twelve and twenty-four weeks ended June 14, 2016 (Successor), the Company repurchased 241,806 warrants for an average price per warrant of $2.36 for an aggregate cost of approximately $0.6 million including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and warrants and therefore has accounted for them as constructively retired as of June 14, 2016 (Successor). As of June 14, 2016 (Successor), there was approximately $18.1 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income (loss) per share for the periods indicated (amounts in thousands except share and per share data):

	Successor	Predecessor
	12 Weeks Ended June 14, 2016	12 Weeks Ended June 16, 2015
Numerator:
Net income	$4,864	$4,628
Denominator:
Weighted-average shares outstanding - basic	38,292,215	6,707,776
Dilutive effect of unvested restricted stock and RSUs	150,089	—
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Weighted-average shares outstanding - diluted	38,442,304	6,707,776
Net income per share - basic	$0.13	$0.69
Net income per share - diluted	$0.13	$0.69
Antidilutive stock options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	12,720,918	—

	Successor	Predecessor
	24 Weeks Ended June 14, 2016	24 Weeks Ended June 16, 2015
Numerator:
Net income (loss)	$7,925	$(312)
Denominator:
Weighted-average shares outstanding - basic	38,545,115	5,391,137
Dilutive effect of unvested restricted stock and RSUs	127,310	—
Dilutive effect of stock options	—	—
Dilutive effect of warrants	—	—
Weighted-average shares outstanding - diluted	38,672,425	5,391,137
Net income (loss) per share - basic	$0.21	$(0.06)
Net income (loss) per share - diluted	$0.20	$(0.06)
Antidilutive stock options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	12,800,021	142,009
Antidilutive stock options, unvested restricted stock and warrants were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for the periods presented.
13. Income Taxes
The effective income tax rates were 40.5% for the twelve weeks ended June 14, 2016 (Successor) compared to 27.2% for the twelve weeks ended June 16, 2015 (Predecessor), respectively. The provision for income taxes consisted of income tax expense of $3.3 million for the twelve weeks ended June 14, 2016 (Successor) and $1.7 million for the twelve weeks ended June 16, 2015 (Predecessor), respectively. The effective income tax rates were 40.8% and 116.6% for the twenty-four weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor), respectively. The provision for income taxes consisted of income tax expense of $5.5 million and $2.2 million for the twenty-four weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The income tax expense related to the twelve weeks ended June 14, 2016 (Successor) is driven by the estimated effective income tax rate of 40.5% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended June 16, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of June 16, 2015 (Predecessor).
The income tax expense related to the twenty-four weeks ended June 14, 2016 (Successor) is driven by the estimated effective income tax rate of 40.8% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits. The income tax expense related to the twenty-four weeks ended June 16, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of June 16, 2015 (Predecessor).
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both Company-operated and franchised locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of June 14, 2016 (Successor), are approximately $85.4 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois (the “Circuit Court”), relating to the then proposed Business Combination pursuant to the Merger Agreement. The Complaint, which purported to be brought as a class action on behalf of all of the holders of the Company’s common stock, generally alleged that the Company’s pre-merger directors breached their fiduciary duties to stockholders by facilitating the then proposed Business Combination and in negotiating and approving the Merger Agreement. The Complaint also alleged that the Company’s preliminary proxy statement that was filed with the SEC on April 2, 2015 is materially misleading and/or incomplete. The Complaint further alleged that DTH and Levy Acquisition Sponsor LLC aided and abetted the alleged breaches by the Company’s pre-merger directors. The Complaint sought (a) a declaration that the Company’s pre-merger directors breached their fiduciary duties; (b) injunctive relief enjoining the Business Combination until corrective disclosures were made; (c) compensatory and/or rescissory damages; and (d) an award of costs and attorney’s fees. On May 19, 2016, the parties entered into a Stipulation of Settlement, which is subject to final Court approval on July 26, 2016.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company has a directors and officers liability insurance policy to cover legal defense costs and settlements stemming from covered claims, subject to an insurance deductible of $0.25 million per claim. The Company's insurance company has acknowledged coverage for claims asserted in the Complaint against covered persons, subject to a reservation of rights. The Company anticipates that any attorney's fees or expenses awarded by the Court in connection with any settlement will be paid in full by the insurance company, together with all or substantially all of any additional legal fees that may be incurred in connection with the action. As of December 29, 2015 (Successor), the Company had an insurance receivable of $0.3 million for legal defense costs it paid in excess of the deductible. The reimbursement from the insurance company was received in January 2016. During the twelve and twenty-four weeks ended June 14, 2016 (Successor), the Company has incurred $0.1 million and $0.3 million, respectively, in legal defense fees for which the Company has recorded a corresponding insurance receivable of $0.2 million as of June 14, 2016 (Successor).
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. Discovery has been completed and the parties are preparing their motions for and opposition to class certification. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 14, 2016 (Successor).
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 14, 2016 (Successor).
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
15. Subsequent Events
On July 11, 2016, the Company commenced an offer to exchange 0.2780 shares of the Company's common stock for each outstanding Company warrant exercisable for shares at an exercise price of $11.50 per share (approximately one share for every 3.6 warrants tendered), up to a maximum of 6,750,000 warrants.

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

As a result of the Business Combination (defined in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q), we are the acquirer for accounting purposes, and Del Taco Holdings, Inc. ("DTH") is the acquiree and accounting predecessor. Our financial statement presentation distinguishes a "Predecessor" for DTH for periods prior to the Closing Date. We are the "Successor" for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities and expenses. As a result, financial information as of June 14, 2016 and for the twelve and twenty-four weeks ended June 14, 2016 may not be comparable to Del Taco’s Predecessor financial information for the twelve and twenty-four weeks ended June 16, 2015. Refer to Notes 2 and 3 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information on the acquisition accounting for the Business Combination.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2015 is the 52-week period ended December 29, 2015 (Fiscal 2015). Fiscal year 2016 will be a 53-week period ended January 3, 2017 (Fiscal 2016).
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of June 14, 2016 (Successor), there are 543 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average check of $6.79 during Fiscal 2015, we offer a compelling value proposition relative to both QSR and fast casual peers.
Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. For the twelve weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor), system-wide same store sales increased 3.3% and 6.0%, respectively. For the twenty-four weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor), system-wide same store sales increased 3.3% and 6.9%, respectively. Same store sales at company-operated restaurants increased 3.1% for the twelve weeks ended June 14, 2016 and 5.9% for the twelve weeks ended June 16, 2015 (Predecessor). Same store sales at company-operated restaurants increased 3.0% for the twenty-four weeks ended June 14, 2016 (Successor) and 6.9% for the twenty-four weeks ended June 16, 2015 (Predecessor). The increase in company-operated same store sales in the twelve weeks ended June 14, 2016 (Successor) was driven by an increase in average check size of 4.9%, partially offset by a decrease in traffic of 1.8% compared to the twelve weeks ended June 16, 2015 (Predecessor). The increase in company-operated same store sales in the twenty-four weeks ended June 14, 2016 (Successor) was driven by an increase in average check size of 5.2%, partially offset by a decrease in traffic of 2.2% compared to the twenty-four weeks ended June 16, 2015 (Predecessor). Same store sales at franchised restaurants increased 3.6% and 6.2% for the twelve weeks ended June 14, 2016 (Successor) and

June 16, 2015 (Predecessor), respectively. Same store sales at franchised restaurants increased 3.7% and 6.9% for the twenty-four weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor), respectively.
Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and twenty-four weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor), are as follows:

	12 Weeks Ended		24 Weeks Ended
	June 14, 2016	June 16, 2015	June 14, 2016	June 16, 2015
Company-operated restaurant activity:
Beginning of period	297	304	297	304
Openings	1	2	2	2
Closures	—	—	(1)	—
Restaurants at end of period	298	306	298	306
Franchised restaurant activity:
Beginning of period	246	242	247	243
Openings	—	—	1	—
Closures	(1)	(1)	(3)	(2)
Restaurants at end of period	245	241	245	241
Total restaurant activity:
Beginning of period	543	546	544	547
Openings	1	2	3	2
Closures	(1)	(1)	(4)	(2)
Restaurants at end of period	543	547	543	547

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open an estimated 15 to 18 system-wide restaurants in Fiscal 2016.
Restaurant Re-Imaging
We and our franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of June 14, 2016 (Successor), a total of 505 restaurants feature our current image through a re-image or new prototype design, including all 298 restaurants that are company-operated. We expect substantially all of our restaurant system to feature the current image by the end of 2016. The ASU remodeling program involved a use of cash and impacted net property and depreciation line items on our consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant remodels varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. We believe the ASU remodeling program is an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.
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
Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of June 14, 2016 (Successor) and June 16, 2015 (Predecessor), there were 287 and 298 restaurants, respectively, in the comparable company-operated restaurant base. As of June 14, 2016 (Successor) and June 16, 2015 (Predecessor), there were 238 and 235 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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

A reconciliation of restaurant contribution to company restaurant sales is provided below (in thousands):

	Successor	Predecessor
	12 Weeks Ended June 14, 2016	12 Weeks Ended June 16, 2015
Company restaurant sales	$95,917	$93,902
Restaurant operating expenses	76,133	75,269
Restaurant contribution	$19,784	$18,633
Restaurant contribution margin	20.6%	19.8%

	Successor	Predecessor
	24 Weeks Ended June 14, 2016	24 Weeks Ended June 16, 2015
Company restaurant sales	$189,467	$184,785
Restaurant operating expenses	152,169	149,208
Restaurant contribution	$37,298	$35,577
Restaurant contribution margin	19.7%	19.3%
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
EBITDA and Adjusted EBITDA as presented in this quarterly report are supplemental measures of performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss), income from operations or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, note that in the future we may incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
EBITDA and Adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as substitutes for analysis of results as reported under U.S. GAAP. Some of these limitations include but are not limited to:

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to net income (loss) (in thousands):

	Successor	Predecessor
	12 Weeks Ended June 14, 2016	12 Weeks Ended June 16, 2015
Net income	$4,864	$4,628
Non-GAAP adjustments:
Provision for income taxes	3,311	1,731
Interest expense	1,405	4,018
Depreciation and amortization	5,532	3,797
EBITDA	15,112	14,174
Stock-based compensation expense (a)	930	—
Loss on disposal of assets (b)	62	14
Restaurant closure charges, net (c)	(166)	72
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(140)	(1)
Debt modification costs (e)	—	2
Transaction-related costs (f)	126	877
Pre-opening costs (h)	35	129
Adjusted EBITDA	$15,959	$15,267

	Successor	Predecessor
	24 Weeks Ended June 14, 2016	24 Weeks Ended June 16, 2015
Net income (loss)	$7,925	$(312)
Non-GAAP adjustments:
Provision for income taxes	5,453	2,189
Interest expense	2,877	10,829
Depreciation and amortization	11,018	7,590
EBITDA	27,273	20,296
Stock-based compensation expense (a)	1,629	532
Loss on disposal of assets (b)	137	14
Restaurant closure charges, net (c)	12	94
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(280)	(2)
Debt modification costs (e)	—	137
Transaction-related costs (f)	191	7,193
Change in fair value of warrant liability (g)	—	(35)
Pre-opening costs (h)	128	248
Adjusted EBITDA	$29,090	$28,477

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)	Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.

(d)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(e)	Includes costs associated with debt refinancing transaction in March 2015.

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
Loss on Disposal of Assets
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended June 14, 2016 (Successor) and Twelve Weeks Ended June 16, 2015 (Predecessor)
The following table presents operating results for the twelve weeks ended June 14, 2016 (Successor) and twelve weeks ended June 16, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor			Predecessor
	12 Weeks Ended June 14, 2016			12 Weeks Ended June 16, 2015			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$95,917	95.9%		$93,902	96.2%		$2,015	2.1%
Franchise revenue	3,576	3.6		3,147	3.2		429	13.6
Franchise sublease income	533	0.5		554	0.6		(21)	(3.8)
Total Revenue	100,026	100.0		97,603	100.0		2,423	2.5
Operating expenses
Restaurant operating expenses:
Food and paper costs	26,358	27.5	(1)	26,859	28.6	(1)	(501)	(1.9)
Labor and related expenses	30,249	31.5	(1)	28,486	30.3	(1)	1,763	6.2
Occupancy and other operating expenses	19,526	20.4	(1)	19,924	21.2	(1)	(398)	(2.0)
Total restaurant operating expenses	76,133	79.4	(1)	75,269	80.2	(1)	864	1.1
General and administrative	8,214	8.2		6,550	6.7		1,664	25.4
Depreciation and amortization	5,532	5.5		3,796	3.9		1,736	45.7
Occupancy and other-franchise subleases	510	0.5		517	0.5		(7)	(1.4)
Pre-opening costs	35	*		129	0.1		(94)	(72.9)
Restaurant closure charges, net	(166)	(0.2)		72	0.1		(238)	*
Loss on disposal of assets	62	0.1		14	*		48	*
Total operating expenses	90,320	90.3		86,347	88.5		3,973	4.6
Income from operations	9,706	9.7		11,256	11.5		(1,550)	(13.8)
Other expenses:
Interest expense	1,405	1.4		4,018	4.1		(2,613)	(65.0)
Transaction-related costs	126	0.1		877	0.9		(751)	(85.6)
Debt modification costs	—	—		2	*		(2)	(100.0)
Total other expenses	1,531	1.5		4,897	5.0		(3,366)	(68.7)
Income from operations before provision for income taxes	8,175	8.2		6,359	6.5		1,816	28.6
Provision for income taxes	3,311	3.3		1,731	1.8		1,580	91.3
Net income	$4,864	4.9%		$4,628	4.7%		$236	5.1%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $2.0 million, or 2.1%, for the twelve weeks ended June 14, 2016 (Successor), primarily due to an increase in company-operated same store sales of $2.4 million, or 3.1% offset by a decrease of $0.4 million from the net impact of restaurant opening and closures since the beginning of the second quarter of 2015. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.9%, partially offset by a decrease in traffic of 1.8% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.4 million, or 13.6%, for the twelve weeks ended June 14, 2016 (Successor), primarily due to an increase in franchised same store sales of 3.6% and additional franchised restaurants compared to the second quarter of 2015, as well as an increase in initial fees during the second quarter of 2016.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the twelve week periods ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor).
Food and Paper Costs
Food and paper costs decreased $0.5 million, or 1.9% for the twelve weeks ended June 14, 2016 (Successor). As a percentage of company restaurant sales, food and paper costs declined to 27.5% for the twelve weeks ended June 14, 2016 (Successor) compared to 28.6% for the twelve weeks ended June 16, 2015 (Predecessor). This reduction was driven by the impact of menu price increases and a reduction in commodity costs.
Labor and Related Expenses
Labor and related expenses increased $1.8 million, or 6.2% for the twelve weeks ended June 14, 2016 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2016, the impact from new paid sick leave requirements that began July 1, 2015 in California and an increase in workers compensation expense due to higher payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 31.5% for the twelve weeks ended June 14, 2016 (Successor) compared to 30.3% for the twelve weeks ended June 16, 2015 (Predecessor). This percentage increase resulted primarily from the impact of the increased California minimum wage, new sick leave requirements and increased workers compensation expense discussed above, partially offset by the impact of menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses decreased $0.4 million, or 2.0%, for the twelve weeks ended June 14, 2016 (Successor). As a percentage of company restaurant sales, occupancy and other operating expenses were 20.4% for the twelve weeks ended June 14, 2016 (Successor) compared to 21.2% for the twelve weeks ended June 16, 2015 (Predecessor). This overall reduction as a percent of company restaurant sales was primarily due to menu price increases which helped to leverage the fixed components of occupancy and other operating expenses, as well as a reduction in utilities, supplies, repairs and maintenance, rent and advertising as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $1.7 million, or 25.4%, for the twelve weeks ended June 14, 2016 (Successor), primarily due to an increase in compensation, legal and professional expense including incremental public company costs and stock-based compensation. As a percentage of total revenue, general and administrative expense was 8.2% for the twelve weeks ended June 14, 2016 (Successor) compared to 6.7% for the twelve weeks ended June 16, 2015 (Predecessor). The percentage increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.

Depreciation and Amortization
Depreciation and amortization expenses increased $1.7 million, or 45.7%, for the twelve weeks ended June 14, 2016 (Successor), compared to the twelve weeks ended June 16, 2015 (Predecessor), primarily due to $0.7 million of incremental depreciation and amortization expense resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination and the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 5.5% for the twelve weeks ended June 14, 2016 (Successor), compared to 3.9% for the twelve weeks ended June 16, 2015 (Predecessor). The increase as a percent of total revenue for the twelve weeks ended June 14, 2016 (Successor) is primarily the result of the incremental depreciation and amortization expense discussed above.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.5 million for both the twelve weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor).
Pre-opening Costs
Pre-opening costs were $35,000 for the twelve weeks ended June 14, 2016 (Successor) and $129,000 for the twelve weeks ended June 16, 2015 (Predecessor).
Restaurant Closure Charges, net
Restaurant closure charges, net, were $(0.2) million for the twelve weeks ended June 14, 2016 (Successor) compared to $0.1 million for the twelve weeks ended June 16, 2015 (Predecessor). The current year activity includes an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, partially offset by an adjustment to increase the lease termination liability for two closed restaurants due to changes in estimates, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015. The twelve weeks ended June 16, 2015 (Predecessor) includes accretion expense for the lease termination liability for previously closed restaurants and an adjustment to increase the lease termination liability for one closed restaurant.
Loss on Disposal of Assets
Loss on disposal of assets was $62,000 for the twelve weeks ended June 14, 2016 (Successor) compared to $14,000 for the twelve weeks ended June 16, 2015 (Predecessor). Current year loss was related to the closure of one company restaurant and replacement of certain restaurant equipment. Prior year loss was primarily related to the replacement of restaurant and other equipment.
Interest Expense
Interest expense was $1.4 million for the twelve weeks ended June 14, 2016 (Successor), compared to $4.0 million for the twelve weeks ended June 16, 2015 (Predecessor). The decrease in interest expense for the twelve weeks ended June 14, 2016 (Successor) is primarily due to the debt refinancing that occurred in August 2015 which replaced the existing term loan with a revolving credit facility with a significantly lower interest rate and the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015.
Transaction-Related Costs
Transaction-related costs were $0.1 million for the twelve weeks ended June 14, 2016 (Successor), compared to $0.9 million for the twelve weeks ended June 16, 2015 (Predecessor). Transaction-related costs primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 3 to the unaudited consolidated financial statements).
Debt Modification Costs
Debt modification costs totaled $2,000 for the twelve weeks ended June 16, 2015 (Predecessor). These costs related to the March 2015 Refinance. There were no such debt modification costs for the twelve weeks ended June 14, 2016 (Successor).

Provision for Income Taxes
The effective income tax rates were 40.5% for the twelve weeks ended June 14, 2016 (Successor) compared to 27.2% for the twelve weeks ended June 16, 2015 (Predecessor). The provision for income taxes consisted of income tax expense of $3.3 million for the twelve weeks ended June 14, 2016 (Successor) and $1.7 million for the twelve weeks ended June 16, 2015 (Predecessor). The income tax expense related to the twelve weeks ended June 14, 2016 (Successor) is driven by our estimated effective income tax rate of 40.5% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended June 16, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of June 16, 2015 (Predecessor).

Comparison of Results of Operations for the Twenty-Four Weeks Ended June 14, 2016 (Successor) and Twenty-Four Weeks Ended June 16, 2015 (Predecessor)
The following table presents operating results for the twenty-four weeks ended June 14, 2016 (Successor) and twenty-four weeks ended June 16, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor			Predecessor
	24 Weeks Ended June 14, 2016			24 Weeks Ended June 16, 2015			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$189,467	96.0%		$184,785	96.2%		$4,682	2.5%
Franchise revenue	6,905	3.5		6,148	3.2		757	12.3
Franchise sublease income	1,057	0.5		1,088	0.6		(31)	(2.8)
Total Revenue	197,429	100.0		192,021	100.0		5,408	2.8
Operating expenses
Restaurant operating expenses:
Food and paper costs	52,487	27.7	(1)	52,841	28.6	(1)	(354)	(0.7)
Labor and related expenses	60,033	31.7	(1)	56,409	30.5	(1)	3,624	6.4
Occupancy and other operating expenses	39,649	20.9	(1)	39,958	21.6	(1)	(309)	(0.8)
Total restaurant operating expenses	152,169	80.3	(1)	149,208	80.7	(1)	2,961	2.0
General and administrative	16,506	8.4		13,846	7.2		2,660	19.2
Depreciation and amortization	11,018	5.6		7,588	4.0		3,430	45.2
Occupancy and other-franchise subleases	1,013	0.5		1,022	0.5		(9)	(0.9)
Pre-opening costs	128	0.1		248	0.1		(120)	(48.4)
Restaurant closure charges, net	12	*		94	*		(82)	(87.2)
Loss on disposal of assets	137	0.1		14	*		123	*
Total operating expenses	180,983	91.7		172,020	89.6		8,963	5.2
Income from operations	16,446	8.3		20,001	10.4		(3,555)	(17.8)
Other expenses:
Interest expense	2,877	1.5		10,829	5.6		(7,952)	(73.4)
Transaction-related costs	191	0.1		7,193	3.7		(7,002)	(97.3)
Debt modification costs	—	—		137	0.1		(137)	(100.0)
Change in fair value of warrant liability	—	—		(35)	*		35	(100.0)
Total other expenses	3,068	1.6		18,124	9.4		(15,056)	(83.1)
Income from operations before provision for income taxes	13,378	6.8		1,877	1.0		11,501	*
Provision for income taxes	5,453	2.8		2,189	1.1		3,264	*
Net income (loss)	$7,925	4.0%		$(312)	(0.2)%		$8,237	*

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $4.7 million, or 2.5%, for the twenty-four weeks ended June 14, 2016 (Successor), primarily due to an increase in company-operated same store sales of $4.8 million, or 3.0% offset by $0.1 million from the net impact of restaurant openings and closures since the beginning of the first quarter of 2015. The growth in company-operated same store sales was primarily the result of an increase in average check size of 5.2%, partially offset by a decrease in traffic of 2.2% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.8 million, or 12.3%, for the twenty-four weeks ended June 14, 2016 (Successor), primarily due to an increase in franchised same store sales of 3.7% and additional franchised restaurants compared to the beginning of the first quarter of 2015, as well as an increase in initial fees during the first two quarters of 2016.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the twenty-four week periods ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor).
Food and Paper Costs
Food and paper costs decreased $0.4 million, or 0.7% for the twenty-four weeks ended June 14, 2016 (Successor). As a percentage of company restaurant sales, food and paper costs declined to 27.7% for the twenty-four weeks ended June 14, 2016 (Successor) compared to 28.6% for the twenty-four weeks ended June 16, 2015 (Predecessor). This reduction was driven by the impact of menu price increases and a reduction in commodity costs.
Labor and Related Expenses
Labor and related expenses increased $3.6 million, or 6.4% for the twenty-four weeks ended June 14, 2016 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2016, the impact from new paid sick leave requirements that began July 1, 2015 in California and an increase in workers compensation expense due to higher payments and reserves related to underlying claim activity. As a percentage of company restaurant sales, labor and related expenses were 31.7% for the twenty-four weeks ended June 14, 2016 (Successor) compared to 30.5% for the twenty-four weeks ended June 16, 2015 (Predecessor). This percentage increase resulted primarily from the impact of the increased California minimum wage, new sick leave requirements and increased workers compensation expense discussed above, partially offset by the impact of menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses decreased $0.3 million, or 0.8%, for the twenty-four weeks ended June 14, 2016 (Successor). As a percentage of company restaurant sales, occupancy and other operating expenses were 20.9% for the twenty-four weeks ended June 14, 2016 (Successor) compared to 21.6% for the twenty-four weeks ended June 16, 2015 (Predecessor). This overall reduction as a percent of company restaurant sales was primarily due to menu price increases which helped to leverage the fixed components of occupancy and other operating expenses, as well as a reduction in utilities, supplies, repairs and maintenance, rent and advertising as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $2.7 million or 19.2%, for the twenty-four weeks ended June 14, 2016 (Successor), primarily due to an increase in compensation, legal and professional expense including incremental public company costs and stock-based compensation, partially offset by a decrease in performance-based incentive compensation. As a percentage of total revenue, general and administrative expense was 8.4% for the twenty-four weeks ended June 14, 2016 (Successor) compared to 7.2% for the twenty-four weeks ended June 16, 2015 (Predecessor) and the increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.

Depreciation and Amortization
Depreciation and amortization expenses increased $3.4 million, or 45.2%, for the twenty-four weeks ended June 14, 2016 (Successor), compared to the twenty-four weeks ended June 16, 2015 (Predecessor), primarily due to $1.6 million of incremental depreciation and amortization expense resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination and the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 5.6% for the twenty-four weeks ended June 14, 2016 (Successor), compared to 4.0% for the twenty-four weeks ended June 16, 2015 (Predecessor). The increase as a percent of total revenue for the twenty-four weeks ended June 14, 2016 (Successor) is primarily the result of the incremental depreciation and amortization expense discussed above.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $1.0 million for both the twenty-four weeks ended June 14, 2016 (Successor) and June 16, 2015 (Predecessor).
Pre-opening Costs
Pre-opening costs were $0.1 million for the twenty-four weeks ended June 14, 2016 (Successor) compared to $0.2 million for the twenty-four weeks ended June 16, 2015 (Predecessor).
Restaurant Closure Charges, net
Restaurant closure charges, net, were $12,000 for the twenty-four weeks ended June 14, 2016 (Successor) compared to $94,000 for the twenty-four weeks ended June 16, 2015 (Predecessor). The current year activity includes an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, partially offset by an adjustment to increase the lease termination liability for two closed restaurants due to changes in estimates, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015. The twenty-four weeks ended June 16, 2015 (Predecessor) includes accretion expense for the lease termination liability for previously closed restaurants and an adjustment to increase the lease termination liability for one closed restaurant.
Loss on Disposal of Assets
Loss on disposal of assets was $137,000 for the twenty-four weeks ended June 14, 2016 (Successor) compared to $14,000 for the twenty-four weeks ended June 16, 2015 (Predecessor). Current year loss was related to the closure of one company restaurant and replacement of certain restaurant equipment. Prior year loss was primarily related to the replacement of restaurant and other equipment.
Interest Expense
Interest expense was $2.9 million for the twenty-four weeks ended June 14, 2016 (Successor), compared to $10.8 million for the twenty-four weeks ended June 16, 2015 (Predecessor). The decrease in interest expense for the twenty-four weeks ended June 14, 2016 (Successor) is primarily due to the debt refinancing that occurred in August 2015 which replaced the existing term loan with a revolving credit facility with a significantly lower interest rate, the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015, and the full repayment of DTH's subordinated notes in March 2015.
Transaction-Related Costs
Transaction-related costs were $0.2 million for the twenty-four weeks ended June 14, 2016 (Successor), compared to $7.2 million for the twenty-four weeks ended June 16, 2015 (Predecessor). Transaction-related costs primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 3 to the unaudited consolidated financial statements).
Debt Modification Costs
Debt modification costs totaled $0.1 million for the twenty-four weeks ended June 16, 2015 (Predecessor). These costs related to the March 2015 Refinance. There were no such debt modification costs for the twenty-four weeks ended June 14, 2016 (Successor).

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability was $35,000 for the twenty-four weeks ended June 16, 2015 (Predecessor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Initial Investment discussed in Note 3 to the unaudited consolidated financial statements. There was no such change in fair value of warrant liability for the twenty-four weeks ended June 14, 2016 (Successor).
Provision for Income Taxes
The effective income tax rates were 40.8% for the twenty-four weeks ended June 14, 2016 (Successor) compared to 116.6% for the twenty-four weeks ended June 16, 2015 (Predecessor). The provision for income taxes consisted of income tax expense of $5.5 million for the twenty-four weeks ended June 14, 2016 (Successor) and $2.2 million for the twenty-four weeks ended June 16, 2015 (Predecessor). The income tax expense related to the twenty-four weeks ended June 14, 2016 (Successor) is driven by our estimated effective income tax rate of 40.8% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits. The income tax expense related to the twenty-four weeks ended June 16, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of June 16, 2015 (Predecessor).
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have experienced increases in same store sales and restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $7.3 million at June 14, 2016 (Successor) and available borrowing capacity of $77.0 million at June 14, 2016 (Successor) will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	Successor	Predecessor
	24 Weeks Ended June 14, 2016	24 Weeks Ended June 16, 2015
(Amounts in thousands)
Net cash provided by (used in)
Operating activities	$21,053	$10,862
Investing activities	(16,189)	(13,791)
Financing activities	(7,760)	1,885
Net decrease in cash	$(2,896)	$(1,044)

Cash Flows Provided by Operating Activities
In the twenty-four weeks ended June 14, 2016 (Successor), cash flows provided by operating activities were $21.1 million. The cash flows provided by operating activities resulted from net income of $7.9 million, non-cash adjustment for asset depreciation and amortization of $10.9 million, stock-based compensation of $1.6 million, deferred income taxes of $3.1 million, loss on disposal of assets of $0.1 million, partially offset by net working capital requirements of $2.4 million and restaurant closures charges of $0.1 million.
In the twenty-four weeks ended June 16, 2015 (Predecessor), cash flows used in operating activities were $10.9 million. The cash flows used in operating activities resulted from non-cash adjustments for asset depreciation and amortization of $8.4 million, stock-based compensation of $0.5 million, other non-cash adjustments totaling $0.2 million, and changes in net working capital requirements totaling $2.1 million, partially offset by a net loss of $0.3 million.
Cash Flows Used in Investing Activities
In the twenty-four weeks ended June 14, 2016 (Successor), cash flows used in investing activities were $16.2 million, which were primarily the result of purchase of property and equipment and other assets.
In the twenty-four weeks ended June 16, 2015 (Predecessor), cash flows used in investing activities were $13.8 million, which were primarily the result of purchase of property and equipment and other assets.
Cash Flows (Used in) Provided by Financing Activities
In the twenty-four weeks ended June 14, 2016 (Successor), cash flows used in financing activities were $7.7 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 628,982 shares of our common stock and 241,806 warrants for an aggregate purchase price of $6.9 million, including incremental direct costs to acquire the shares, and payments on capital lease and deemed landlord financing totaling $0.8 million. During the twenty-four weeks ended June 14, 2016 (Successor),we borrowed $4.0 million on the revolving credit facility and made payments of $4.0 million on the revolving credit facility.
In the twenty-four weeks ended June 16, 2015 (Predecessor), cash flows provided by financing activities were $1.9 million. The cash flows provided by financing activities were primarily the result of proceeds from the issuance of common stock of $91.2 million and proceeds from the term loan and revolving credit facilities of $33.7 million, partially offset by the full repayment of the subordinate notes of $108.1 million, payment of tax withholding related to option of exercises and distribution of restricted stock units of $7.5 million, payments on capital lease obligations, deemed landlord financing and debt issue costs of $1.4 million, and payments on the revolving credit facility of $6.0 million.
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
The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of June 14, 2016 (Successor).
The 2015 Revolving Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At June 14, 2016 (Successor), the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.2%. As of June 14, 2016 (Successor) there were $154.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $19.0 million. Unused borrowing capacity at June 14, 2016 (Successor) was $77.0 million.
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
DTH was hedging forecasted transactions expected to occur through June 30, 2016. As of the July 1, 2015 reset date, however, DTH elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value was recorded through interest expense. There were no changes in fair value for the interest rate cap from July 1, 2015 through June 14, 2016.
Off-Balance Sheet and Other Arrangements
At June 14, 2016 (Successor), we had a $250.0 million revolving credit facility of which $19.0 million was reserved for outstanding letters of credit and $77.0 million was unused and available for borrowings. We did not have any other material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve and twenty-four weeks ended June 14, 2016 (Successor), we repurchased respectively 542,303 and 628,982 shares for an average price per share of $9.92 and $10.04 for an aggregate cost of approximately $5.4 million and $6.4 million including incremental direct costs to acquire the shares. During both the twelve and twenty-four weeks ended June 14, 2016 (Successor), we repurchased 241,806 warrants for an average price per warrant of $2.36 for an aggregate cost of approximately $0.6 million including incremental direct costs to acquire the shares. As of June 14, 2016 (Successor), there was approximately $18.1 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Exchange Offer
On July 11, 2016, we commenced an offer to exchange ("Offer to Exchange") 0.2780 shares of our common stock for each outstanding Company warrant exercisable for shares at an exercise price of $11.50 per share (approximately one share for every 3.6 warrants tendered), up to a maximum of 6,750,000 warrants.
The Offer to Exchange will expire, unless extended, at 11:59 p.m., Eastern Time, on Friday, August 5, 2016. Tenders of warrants must be made prior to the expiration of the Offer to Exchange and may be withdrawn at any time prior to the expiration of the Offer to Exchange. All outstanding warrants are eligible to be tendered pursuant to the Offer to Exchange (subject to proration). All of our directors and executive officers who beneficially own warrants have agreed to participate in the Offer to Exchange. The purpose of the Offer to Exchange is to reduce the number of common stock that would become outstanding upon the exercise of warrants. The Offer to Exchange described above is made only pursuant to a Tender Offer Statement on Schedule TO and related exhibits, including the Offer to Exchange Letter, Letter of Transmittal and other related documents, filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. As of June 14, 2016 (Successor), we had outstanding variable rate borrowings of $154.0 million. A 1.00% increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of $1.5 million on an annualized basis.
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
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, rent, general and administrative and other costs, all of which can materially impact operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state or local minimum wage and increases in the minimum wage will increase labor costs. From July 1, 2014 to December 31, 2015, the State of California (where a majority of company-operated restaurants are located) had a minimum wage of $9.00 per hour. From January 1, 2008 to June 30, 2014, California minimum wage had been $8.00 per hour. The California minimum wage increased to $10.00 per hour on January 1, 2016.
On July 1, 2015, the Healthy Workplaces, Healthy Families Act of 2014 went into effect for California employees, which provides up to three days of paid sick leave for employees who work more than 30 days within a year.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016. Also, in June 2016, the the Los Angeles City Council approved a paid sick leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These ordinances are expected to impact 25 company-owned restaurants and 8 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase the Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage will increase to $12.00 per hour on July 1, 2017, and $13.25 per hour on July 1, 2018. This is expected to impact two company-owned restaurants.
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
On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage would increase to $10.50 per hour on July 11, 2016, $11.50 per hour in 2017 and beginning 2019, the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance is expected to impact four company-owned restaurants and one franchise restaurant.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (Successor) filed with the SEC on March 8, 2016. There have been no material changes in any of our critical accounting policies during the twelve week period ended June 14, 2016 (Successor).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve and twenty-four weeks ended June 14, 2016, we repurchased respectively 542,303 and 628,982 common stock shares in open market transactions under the share repurchase program for an average price per share of $9.92 and $10.04 for an aggregate cost of approximately $5.4 million and $6.4 million including incremental direct costs to acquire the shares. During both the twelve and twenty-four weeks ended June 14, 2016, we repurchased 241,806 warrants in open market transactions and privately negotiated transactions under the share repurchase program for an average price per share of $2.36 for an aggregate cost of approximately $0.6 million including incremental direct costs to acquire the warrants. As of June 14, 2016 (Successor), there was approximately $18.1 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended June 14, 2016 (Successor). The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
March 23, 2016 - April 19, 2016	505,780	188,600	$9.99	$2.45	592,459	188,600	$18,549,922
April 20, 2016 - May 17, 2016	36,523	53,206	$8.95	$2.06	628,982	241,806	$18,113,437
May 18, 2016 - June 14, 2016	—	—	$—	$—	628,982	241,806	$18,113,437
Total	542,303	241,806	$9.92	$2.36

Item 6. Exhibits

Exhibit No.	Description

10.1	Severance Agreement, dated June 7, 2016, between Paul J.B. Murphy, III and Del Taco Restaurants, Inc.

10.2	Severance Agreement, dated June 9, 2016, between Steven L. Brake and Del Taco Restaurants, Inc.

10.3	Severance Agreement, dated June 17, 2016, between John D. Cappasola, Jr. and Del Taco Restaurants, Inc.

10.4	Tender Support Agreement, dated as of July 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 11, 2016).

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: July 20, 2016

/s/ Paul J.B. Murphy III
Name: Paul J.B. Murphy III
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)