Form 10-Q
period 2016-09-06
Del Taco Restaurants, Inc.
filed 2016-10-17
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 6, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2016, there were 39,153,003 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 6, 2016 (Successor) (Unaudited) and December 29, 2015 (Successor)	1
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Twelve Weeks Ended September 6, 2016 (Successor) and the Ten Weeks Ended September 8, 2015 (Successor) and the Two Weeks Ended June 30, 2015 (Predecessor)	2
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Thirty-Six Weeks Ended September 6, 2016 (Successor) and the Ten Weeks Ended September 8, 2015 (Successor) and the Twenty-Six Weeks Ended June 30, 2015 (Predecessor)	3
Unaudited Consolidated Statements of Cash Flows for the Thirty-Six Weeks Ended September 6, 2016 (Successor) and the Ten Weeks Ended September 8, 2015 (Successor) and the Twenty-Six Weeks Ended June 30, 2015 (Predecessor)	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Control and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6. Exhibits	47

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor
	September 6, 2016	December 29, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$11,603	$10,194
Accounts and other receivables, net	3,194	3,220
Inventories	2,510	2,806
Prepaid expenses and other current assets	5,244	3,545
Total current assets	22,551	19,765
Property and equipment, net	122,982	114,030
Goodwill	319,526	318,275
Trademarks	220,300	220,300
Intangible assets, net	25,903	28,373
Other assets, net	3,308	2,829
Total assets	$714,570	$703,572
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,133	$16,831
Other accrued liabilities	36,294	32,897
Current portion of capital lease obligations and deemed landlord financing liabilities	1,639	1,725
Total current liabilities	55,066	51,453
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	169,107	167,968
Deferred income taxes	86,323	79,523
Other non-current liabilities	33,400	36,251
Total liabilities	343,896	335,195
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 39,365,513 shares issued and outstanding at September 6, 2016; 38,802,425 shares issued and outstanding at December 29, 2015	4	4
Additional paid-in capital	361,805	372,260
Accumulated other comprehensive loss	(122)	—
Retained earnings (accumulated deficit)	8,987	(3,887)
Total shareholders’ equity	370,674	368,377
Total liabilities and shareholders’ equity	$714,570	$703,572
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Successor		Predecessor
	12 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015
Revenue:
Company restaurant sales	$100,173	$78,874	$15,891
Franchise revenue	3,686	2,694	546
Franchise sublease income	560	467	95
Total revenue	104,419	82,035	16,532
Operating expenses:
Restaurant operating expenses:
Food and paper costs	27,574	22,567	4,607
Labor and related expenses	30,748	23,512	4,712
Occupancy and other operating expenses	20,911	17,024	3,653
General and administrative	8,566	5,824	1,004
Depreciation and amortization	5,157	4,147	664
Occupancy and other - franchise subleases	521	437	87
Pre-opening costs	94	41	28
Restaurant closure charges, net	(133)	19	—
Loss on disposal of assets	54	1	84
Total operating expenses	93,492	73,572	14,839
Income from operations	10,927	8,463	1,693
Other expenses:
Interest expense	1,412	1,725	664
Transaction-related costs	490	11,978	61
Debt modification costs	—	78	1
Total other expenses	1,902	13,781	726
Income (loss) from operations before provision (benefit) for income taxes	9,025	(5,318)	967
Provision (benefit) for income taxes	4,076	(3,132)	(1,449)
Net income (loss)	4,949	(2,186)	2,416
Other comprehensive loss:
Change in fair value of interest rate cap	(122)	—	(1)
Total other comprehensive loss	(122)	—	(1)
Comprehensive income (loss)	$4,827	$(2,186)	$2,415
Earnings (loss) per share:
Basic	$0.13	$(0.06)	$0.36
Diluted	$0.13	$(0.06)	$0.36
Weighted-average shares outstanding
Basic	38,465,064	38,802,425	6,707,776
Diluted	38,688,961	38,802,425	6,707,776
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	Successor		Predecessor
	36 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015
Revenue:
Company restaurant sales	$289,640	$78,874	$200,676
Franchise revenue	10,591	2,694	6,693
Franchise sublease income	1,617	467	1,183
Total revenue	301,848	82,035	208,552
Operating expenses:
Restaurant operating expenses:
Food and paper costs	80,061	22,567	57,447
Labor and related expenses	90,781	23,512	61,120
Occupancy and other operating expenses	60,560	17,024	43,611
General and administrative	25,072	5,824	14,850
Depreciation and amortization	16,175	4,147	8,252
Occupancy and other - franchise subleases	1,534	437	1,109
Pre-opening costs	222	41	276
Restaurant closure charges, net	(121)	19	94
Loss on disposal of assets	191	1	99
Total operating expenses	274,475	73,572	186,858
Income from operations	27,373	8,463	21,694
Other expenses:
Interest expense	4,289	1,725	11,491
Transaction-related costs	681	11,978	7,255
Debt modification costs	—	78	139
Change in fair value of warrant liability	—	—	(35)
Total other expenses	4,970	13,781	18,850
Income (loss) from operations before provision (benefit) for income taxes	22,403	(5,318)	2,844
Provision (benefit) for income taxes	9,529	(3,132)	740
Net income (loss)	12,874	(2,186)	2,104
Other comprehensive income (loss):
Change in fair value of interest rate cap	(122)	—	(24)
Reclassification of interest rate cap amortization included in net income (loss)	—	—	58
Total other comprehensive income (loss), net	(122)	—	34
Comprehensive income (loss)	$12,752	$(2,186)	$2,138
Earnings (loss) per share:
Basic	$0.33	$(0.06)	$0.38
Diluted	$0.33	$(0.06)	$0.37
Weighted-average shares outstanding
Basic	38,518,431	38,802,425	5,492,417
Diluted	38,682,273	38,802,425	5,610,859

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Successor		Predecessor
	36 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015
Operating activities
Net income (loss)	$12,874	$(2,186)	$2,104
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,175	4,289	8,249
Amortization of favorable and unfavorable lease assets and liabilities, net	(420)	(142)	3
Amortization of deferred financing costs and debt discount	267	37	908
Subordinated note interest paid-in-kind	—	—	37
Debt modification costs	—	78	139
Stock-based compensation	2,630	146	532
Change in fair value of warrant liability	—	—	(35)
Deferred income taxes	6,019	—	551
Loss on disposal of assets	191	1	99
Restaurant closure charges	(403)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	26	938	154
Inventories	296	(217)	145
Prepaid expenses and other current assets	(1,699)	(1,985)	(426)
Accounts payable	302	(2,100)	4,222
Other accrued liabilities	3,374	779	(5,026)
Other non-current liabilities	(936)	(1,477)	(1,573)
Net cash provided by (used in) operating activities	38,696	(1,839)	10,083
Investing activities
Purchases of property and equipment	(23,143)	(7,723)	(14,813)
Proceeds from disposal of property and equipment	5	—	42
Proceeds from the Company's trust account	—	149,989	—
Purchases of other assets	(1,538)	(297)	(513)
Acquisition of Del Taco Holdings, net of cash acquired	—	(89,827)	—
Net cash (used in) provided by investing activities	(24,676)	52,142	(15,284)
Financing activities
Proceeds from term loan, net of debt discount	—	—	23,654
Proceeds from issuance of common stock	—	35,000	91,236
Repurchase of common stock and warrants	(12,169)	—	—
Payment of tax withholding related to restricted stock vesting, option exercises and distribution of restricted stock units	(916)	—	(7,533)
Payments on term loan	—	(227,100)	—
Payments on capital leases and deemed landlord financing	(1,214)	(328)	(831)
Payment on subordinated notes	—	—	(108,113)
Proceeds from revolving credit facility	14,000	162,556	10,000
Payments on revolving credit facility	(12,000)	(7,000)	(6,000)
Payment for interest rate cap	(312)	—	—
Payments for debt issue costs	—	(484)	(593)
Repayment of note payable	—	(523)	—
Payment of deferred underwriter compensation	—	(5,250)	—
Net cash (used in) provided by financing activities	(12,611)	(43,129)	1,820
Increase (decrease) in cash and cash equivalents	1,409	7,174	(3,381)
Cash and cash equivalents at beginning of period	10,194	—	8,553
Cash and cash equivalents at end of period	$11,603	$7,174	$5,172
Supplemental cash flow information:
Cash paid during the period for interest	$4,279	$1,180	$13,548
Cash paid during the period for income taxes	811	—	46
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$3,672	$2,322	$2,460
Write-offs of accounts receivables	72	—	—
Amortization of interest rate cap into net loss, net of tax	—	—	58
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net	(122)	—	(24)
Warrant liability reclassified to equity upon exercise of warrants	—	—	8,274
Issuance of shares for consideration in the acquisition of Del Taco Holdings, Inc.	—	189,305	—
Issuance of warrants as payment for working capital loans	—	389	—
Common stock of Del Taco Restaurants, Inc. reclassified to equity upon release from possible redemption	—	136,213	—
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 6, 2016 (Successor), there were 300 company-operated and 246 franchised Del Taco restaurants located in 16 states, including one franchised unit in Guam. At September 8, 2015 (Successor), there were 306 company-operated and 241 franchised Del Taco restaurants located in 16 states, including one franchised unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2016 is the fifty-three week period ended January 3, 2017 (Successor). Fiscal year 2015 is the fifty-two week period ended December 29, 2015 (Successor). In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2016, the Company’s accompanying financial statements reflect the twelve weeks and thirty-six weeks ended September 6, 2016 (Successor). For fiscal year 2015, the Company’s accompanying financial statements reflect the two and twenty-six weeks ended June 30, 2015 (Predecessor) and the ten weeks ended September 8, 2015 (Successor).
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
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. This standard is to be applied retrospectively or using a cumulative effect transition method as of the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
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
(Unaudited)

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
For the twelve and thirty-six weeks ended September 6, 2016 (Successor), the Company incurred approximately $0.5 million and $0.7 million, respectively, of transaction expenses, of which $(0.1) million and $0.1 million, respectively, related to the Business Combination. During the twelve weeks ended September 6, 2016, the Company was able to recover legal defense

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

costs related to a purported class action and derivative complaint (see Note 14 for further discussion) of $0.2 million from its insurance company related to costs previously expensed. For the ten weeks ended September 8, 2015 (Successor) and the two and twenty-six weeks ended June 30, 2015 (Predecessor), the Company incurred approximately $12.0 million, $0.1 million and $7.3 million, respectively, of transaction expenses directly related to the Business Combination.
4. Restaurant Closure Charges, Net
At September 6, 2016 (Successor) and December 29, 2015 (Successor), the restaurant closure liability is $3.1 million and $4.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Total
Balance at December 29, 2015 (Successor)	$1,023
Charges for accretion in current period	57
Cash payments	(73)
Balance at September 6, 2016 (Successor)	$1,007
The current portion of the restaurant closure liability is $0.1 million at both September 6, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.9 million at both September 6, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twelve and thirty-six weeks ended September 6, 2016 (Successor), the Company recorded accretion expense related to the closures as well as $0.1 million and $0.2 million, respectively, related to the write-off of fixed assets associated with the closures. During the thirty-six weeks ended September 6, 2016 (Successor), the Company recorded net adjustments to the lease termination liability for four closed restaurants due to changes in estimates based on executed subleases.
A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	Contract termination costs	Other associated costs	Total
Balance at December 29, 2015 (Successor)	$3,637	$163	$3,800
Charges for accretion in current period	96	—	96
Cash payments	(1,076)	(163)	(1,239)
Adjustments to estimates based on current activity	(552)	—	(552)
Balance at September 6, 2016 (Successor)	$2,105	$—	$2,105
The current portion of the restaurant closure liability is $0.9 million and $1.5 million at September 6, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.2 million and $2.3 million at September 6, 2016 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

5. Goodwill and other Intangible Assets
Goodwill was $319.5 million at September 6, 2016 (Successor) compared to $318.3 million at December 29, 2015 (Successor). The increase was due to an adjustment to the purchase price allocation as described in more detail in Note 3 and $0.4 million related to the purchase of a franchise restaurant during the twelve weeks ended September 6, 2016.
There have been no changes in the carrying amount of trademarks since December 29, 2015 (Successor).
The Company’s other intangible assets at September 6, 2016 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	September 6, 2016			December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,207	$(2,409)	$11,798	$14,207	$(1,020)	$13,187
Franchise rights	15,783	(1,678)	14,105	15,897	(711)	15,186
Total amortized other intangible assets	$29,990	$(4,087)	$25,903	$30,104	$(1,731)	$28,373

Goodwill and intangible assets at September 6, 2016 (Successor) and December 29, 2015 (Successor) are based on the purchase price allocation of DTH, which is based on valuations performed to determine the fair value of the acquired assets as of the acquisition date. See Note 3 for further discussion of the acquisition of DTH. During the thirty-six weeks ended September 6, 2016 (Successor), the Company wrote-off $0.1 million of franchise rights associated with the closure of three franchise locations.
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at September 6, 2016 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	September 6, 2016	December 29, 2015
2015 Senior Credit Facility, net of debt discount of $1,128 and $1,328 and deferred financing costs of $381 and $448 at September 6, 2016 (Successor) and December 29, 2015 (Successor), respectively	$154,491	$152,224
Total outstanding indebtedness	154,491	152,224
Obligations under capital leases and deemed landlord financing liabilities	16,255	17,469
Total debt	170,746	169,693
Less: amounts due within one year	1,639	1,725
Total amounts due after one year, net	$169,107	$167,968

At September 6, 2016 (Successor) and December 29, 2015 (Successor), the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 6, 2016 (Successor). Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
The Company capitalized lender costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing and expensed $0.1 million as debt modification costs in the consolidated statements of comprehensive income (loss) for the ten weeks ended September 8, 2015 (Successor). Lender debt discount costs and deferred financing costs associated with the 2015 Senior Credit Facility are presented net of the 2015 Senior Credit Facility balance on the consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Senior Credit Facility. Amortization of deferred financing costs and debt discount related to the 2015 Senior Credit Facility totaled $0.1 million and $0.3 million during the twelve weeks and thirty-six weeks ended September 6, 2016 (Successor), respectively.
At September 6, 2016 (Successor), the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 2.3%. At September 6, 2016 (Successor), the Company had a total of $75.0 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $156.0 million of outstanding borrowings and letters of credit outstanding of $19.0 million which reduce availability under the 2015 Senior Credit Facility.
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
Lender debt discount costs and deferred financing costs associated with the 2013 Senior Credit Facility were amortized to interest expense over the term of the 2013 Term Loan using the effective interest method. Amortization of deferred financing costs including debt discount totaled $0.1 million and $0.9 million during the two and twenty-six weeks ended June 30, 2015, respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
For the twenty-six weeks ended June 30, 2015 (Predecessor), interest expense related to the SAG Restaurants Sub Notes and F&C RHC Sub Notes was $3.1 million.
7. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through September 6, 2016 (Successor), the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
As of December 29, 2015 (Successor) and through June 30, 2016, the Company had an interest rate cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt ("2010 Interest Rate Cap Agreement"). The 2010 Interest Rate Cap Agreement had a notional amount of $87.5 million as of December 29, 2015 (Successor). The individual caplet contracts within the interest rate cap agreement expired at various dates through June 30, 2016.
2016 Interest Rate Cap Agreement (Successor)
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve and thirty-six weeks ended September 6, 2016 (Successor), respectively.
As of September 6, 2016 (Successor), the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at September 6, 2016 (Successor) remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 43 months. The Company intends to ensure that this hedge remains effective, therefore, approximately one thousand dollars is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through September 6, 2016 (Successor) was included in accumulated other comprehensive income.
2010 Interest Rate Cap Agreement (Predecessor)
To ensure the effectiveness of the 2010 Interest Rate Cap Agreement through June 30, 2015 (Predecessor), the Company elected the three-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the two and twenty-six weeks ended June 30, 2015 (Predecessor).
As of the July 1, 2015 interest reset date, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the 2010 Interest Rate Cap Agreement,

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

and as a result, this hedge became ineffective. Therefore, after July 1, 2015 through June 30, 2016, any changes in fair value were recorded through interest expense.
The effective portion of the 2010 Interest Rate Cap Agreement through June 30, 2015 (Predecessor) was included in accumulated other comprehensive income and included as a fair value adjustment through the purchase price allocation as described in Note 3.

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
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement and 2010 Interest Rate Cap Agreements are recorded at fair value in the Company’s consolidated balance sheets.
As of September 6, 2016 (Successor) and December 29, 2015 (Successor), the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.2 million at September 6, 2016 (Successor) and is included in other assets in the Consolidated Balance Sheets. The fair value of the 2010 Interest Rate Cap Agreement was zero at December 29, 2015 (Successor).

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	Successor
	September 6, 2016		December 29, 2015
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility	$154,491	$154,491	$152,224	$152,224

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company's assets and liabilities measured at fair value on a recurring basis as of September 6, 2016 (Successor) and December 29, 2015 (Successor) were as follows (in thousands):

	(Unaudited) September 6, 2016	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$190	$—	$190	$—
Total assets measured at fair value	$190	$—	$190	$—

	December 29, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2010 Interest Rate Cap Agreement	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	Successor
	September 6, 2016	December 29, 2015
Employee compensation and related items	$7,847	$7,818
Accrued insurance	7,091	7,168
Accrued sales tax	3,926	3,604
Accrued bonus	3,173	5,352
Accrued income tax	2,724	30
Accrued advertising	2,452	999
Accrued real property tax	1,743	1,378
Restaurant closure liability	1,033	1,617
Other	6,305	4,931
	$36,294	$32,897

A summary of other non-current liabilities follows (in thousands):

	Successor
	September 6, 2016	December 29, 2015
Unfavorable lease liabilities	$17,876	$19,685
Insurance reserves	6,335	5,963
Restaurant closure liability	2,079	3,206
Unearned trade discount, non-current	1,736	2,028
Deferred development and initial franchise fees	1,700	1,920
Deferred gift card income	1,356	2,217
Deferred rent liability	1,348	731
Other	970	501
	$33,400	$36,251

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At September 6, 2016 (Successor), there were 1,554,882 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense (Successor)
The total compensation expense related to the 2015 Plan was $1.0 million and $2.6 million for the twelve and thirty-six weeks ended September 6, 2016 (Successor), respectively.
Restricted Stock Awards (Successor)
A summary of outstanding and unvested restricted stock activity as of September 6, 2016 (Successor) and changes during the period December 29, 2015 (Successor) through September 6, 2016 (Successor) is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2015 (Successor)	946,494	$11.16
Granted	461,124	9.30
Vested	(265,046)	11.25
Forfeited	—	—
Nonvested at September 6, 2016 (Successor)	1,142,572	$10.39
During the thirty-six weeks ended September 6, 2016, the Company made payments of $0.9 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for shares withheld. As of September 6, 2016 (Successor), $10.6 million of total unrecognized expense related to unvested restricted stock grants is expected to be recognized over a weighted-average period of 3.0 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options (Successor)
A summary of stock option activity as of September 6, 2016 (Successor) and changes during the period December 29, 2015 (Successor) through September 6, 2016 (Successor) is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at December 29, 2015 (Successor)	224,000	$10.40	6.5	$67
Granted	122,000	9.14
Exercised	—	—
Forfeited	(8,500)	10.40
Options outstanding at September 6, 2016 (Successor)	337,500	$9.95	6.4	$419
Options exercisable at September 6, 2016 (Successor)	54,250	$10.40	6.2	$43
Options exercisable and expected to vest at September 6, 2016 (Successor)	305,296	$9.96	6.4	$376

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock on December 29, 2015 (Successor) or September 6, 2016 (Successor), respectively, exceeds the exercise price.
As of September 6, 2016 (Successor), $0.9 million of total unrecognized stock compensation expense, net of forfeitures, related to stock option grants is expected to be recognized over a weighted average period of 3.2 years.
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
No RSUs or stock options remained outstanding under the Predecessor plan after March 20, 2015 or as of September 6, 2016 (Successor). DTH recorded stock-based compensation expense of $0.5 million, which included all remaining unrecognized compensation expense related to the accelerated vesting on RSUs and stock options on March 20, 2015, for the twenty-six weeks ended June 30, 2015 (Predecessor).
11. Shareholders’ Equity
On July 11, 2016, the Company commenced an offer to exchange 0.2780 shares of the Company's common stock for each outstanding Company warrant exercisable for shares at an exercise price of $11.50 per share (approximately one share for every 3.6 warrants tendered), up to a maximum of 6,750,000 warrants, which amount was subsequently increased to 7,750,000 warrants. The offer to exchange expired on August 8, 2016. A total of 5,516,243 warrants were tendered in the exchange offer. All of the Company's directors and executive officers who control or beneficially owned warrants participated in the offer and in aggregate tendered 1,501,800 of their warrants. The Company accepted for exchange all such warrants and issued an aggregate of 1,533,542 shares of the Company's common stock in exchange for the warrants tendered, representing approximately 4% of the shares outstanding after such issuance. After completion of the offer to exchange, 6,646,574 warrants remained outstanding. The warrants will expire on June 30, 2020, unless sooner exercised or redeemed by the Company in accordance with the terms of the warrants.
For the twelve and thirty-six weeks ended September 6, 2016 (Successor), the Company incurred approximately $0.6 million, of transaction expenses related to the offer to exchange.
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 6, 2016 (Successor), the Company repurchased (1) 505,808 shares of common stock for an average price per share of $9.45 for an aggregate cost of approximately $4.8 million, and (2) 235,000 warrants for an average price per warrant of $1.85 for an aggregate cost of approximately $0.4 million, including incremental direct costs to acquire the shares and warrants. During the thirty-six weeks ended September 6, 2016 (Successor), the Company repurchased (1) 1,134,790 shares of common stock for an average price per share of $9.78 for an aggregate cost of approximately $11.2 million, and (2) 476,806 warrants for an average price per warrant of $2.11 for an aggregate cost of approximately $1.0 million including incremental direct costs to acquire the shares and warrants. The Company expects to retire the repurchased shares and warrants and therefore has accounted for them as constructively retired as of September 6, 2016 (Successor). As of September 6, 2016 (Successor), there was approximately $37.9 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Below are basic and diluted net income (loss) per share for the periods indicated (amounts in thousands except share and per share data):

	Successor		Predecessor
	12 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015
Numerator:
Net income (loss)	$4,949	$(2,186)	$2,416
Denominator:
Weighted-average shares outstanding - basic	38,465,064	38,802,425	6,707,776
Dilutive effect of unvested restricted stock and RSUs	223,897	—	—
Dilutive effect of stock options	—	—	—
Dilutive effect of warrants	—	—	—
Weighted-average shares outstanding - diluted	38,688,961	38,802,425	6,707,776
Net income (loss) per share - basic	$0.13	$(0.06)	$0.36
Net income (loss) per share - diluted	$0.13	$(0.06)	$0.36
Antidilutive stock options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	10,829,117	2,632,739	—

	Successor		Predecessor
	36 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015
Numerator:
Net income (loss)	$12,874	$(2,186)	$2,104
Denominator:
Weighted-average shares outstanding - basic	38,518,431	38,802,425	5,492,417
Dilutive effect of unvested restricted stock and RSUs	163,842	—	13,972
Dilutive effect of stock options	—	—	93,634
Dilutive effect of warrants	—	—	10,836
Weighted-average shares outstanding - diluted	38,682,273	38,802,425	5,610,859
Net income (loss) per share - basic	$0.33	$(0.06)	$0.38
Net income (loss) per share - diluted	$0.33	$(0.06)	$0.37
Antidilutive stock options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	12,126,069	2,632,739	—
Antidilutive stock options, unvested restricted stock and warrants were excluded from the computation of diluted net income (loss) per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for the periods presented.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

13. Income Taxes
The effective income tax rates were 45.2% for the twelve weeks ended September 6, 2016 (Successor) compared to 58.9% and (149.8)% for the ten weeks ended September 8, 2015 (Successor) and the two weeks ended June 30, 2015 (Predecessor), respectively. The provision for income taxes consisted of income tax (benefit) expense of $4.1 million for the twelve weeks ended September 6, 2016 (Successor) and $(3.1) million and $(1.4) million for the ten weeks ended September 8, 2015 (Successor) and the two weeks ended June 30, 2015 (Predecessor), respectively. The effective income tax rates were 42.5% and 26.0% for the thirty-six weeks ended September 6, 2016 (Successor) and the twenty-six weeks ended June 30, 2015 (Predecessor), respectively. The provision for income taxes consisted of income tax expense of $9.5 million and $0.7 million for the thirty-six weeks ended September 6, 2016 (Successor) and the twenty-six weeks ended June 30, 2015 (Predecessor), respectively.
The income tax expense related to the twelve weeks ended September 6, 2016 (Successor) is driven by the estimated effective income tax rate of 45.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense related to the ten weeks ended September 8, 2015 (Successor) and the two weeks ended June 30, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of June 16, 2015 (Predecessor).
The income tax expense related to the thirty-six weeks ended September 6, 2016 (Successor) is driven by the estimated effective income tax rate of 42.5% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense related to the twenty-six weeks ended June 30, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of June 30, 2015 (Predecessor).
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both Company-operated and franchised locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 6, 2016 (Successor), are approximately $79.1 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois (the “Circuit Court”), relating to the then proposed Business Combination pursuant to the Merger Agreement. The Complaint, which purported to be brought as a class action on behalf of all of the holders of the Company’s common stock, generally alleged that the Company’s pre-merger directors breached their fiduciary duties to stockholders by facilitating the then proposed Business Combination and that the Company’s preliminary proxy statement that was filed with the SEC on April 2, 2015 was materially misleading and/or incomplete. On May 19, 2016, Tomasulo, on behalf of himself and members of a settlement class entered into a Stipulation of Settlement with the defendants pursuant to which the plaintiff class broadly released claims relating to the Merger, including all claims that the Company’s preliminary proxy statement or definitive proxy statement were misleading or improper. Under the settlement, defendants were not required to make any payment to the plaintiff or the plaintiff class but agreed to pay a portion of the hourly fee accrued by plaintiff’s counsel. On July 26, 2016, the Court held a final hearing and then certified a settlement class, approved the Stipulation of Settlement and entered a final judgment dismissing the action.
The Company has a directors and officers liability insurance policy to cover legal defense costs and settlements stemming from covered claims, subject to an insurance deductible of $0.25 million per claim. The Company's insurance company has acknowledged coverage for claims asserted in the Complaint against covered persons, subject to a reservation of rights. The Company anticipates that any attorney's fees or expenses awarded by the Court in connection with any settlement will be paid in full by the insurance company, together with all or substantially all of any additional legal fees that may be incurred in connection with the action. As of December 29, 2015 (Successor), the Company had an insurance receivable of $0.3 million for legal defense costs it paid in excess of the deductible. The reimbursement from the insurance company was received in January 2016. During the twelve and thirty-six weeks ended September 6, 2016 (Successor), the Company incurred $0.1 million and $0.3 million, respectively, in legal defense fees for which the Company has recorded a corresponding insurance receivable of $0.4 million as of September 6, 2016 (Successor). The reimbursement for the insurance company was received by October 2016.
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. Discovery has been completed and the parties are preparing their motions for and opposition to class certification. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 6, 2016 (Successor).
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 6, 2016 (Successor).
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
15. Subsequent Events
On October 12, 2016, Del Taco acquired five franchised restaurants in and around Bakersfield, CA from a single franchisee.

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
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, possible stock and warrant repurchases and estimates of our effective tax rates. We use words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) to identify forward-looking statements.  These statements are based on assumptions and information available to us as of the date any such statements are made and are subject to risks and uncertainties.  These risks and uncertainties include, without limitation, consumer demand, our inability to successfully open company-operated or franchised restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors.  Our actual results may differ materially from those anticipated in these forward-looking statements due to these risks and uncertainties, as well as others, including, without limitation, those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 29, 2015. We assume no obligation to update these forward-looking statements.
As a result of the Business Combination (defined in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q), we are the acquirer for accounting purposes, and Del Taco Holdings, Inc. ("DTH") is the acquiree and accounting predecessor. Our financial statement presentation distinguishes a "Predecessor" for DTH for periods prior to the Closing Date. We are the "Successor" for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities and expenses. As a result, financial information as of September 6, 2016 and for the twelve and thirty-six weeks ended September 6, 2016 may not be comparable to Del Taco’s Predecessor financial information for the twelve and thirty-six weeks ended September 8, 2015. Therefore, we did not combine certain financial information for the ten weeks ended September 8, 2015 with Del Taco’s predecessor financial information for the two weeks ended June 30, 2015 and for the twenty-six weeks ended June 30, 2015 for comparison to prior periods. We have combined our same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure charges and loss on disposal of assets for the ten weeks ended September 8, 2015 with Del Taco’s predecessor same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure charges and loss on disposal of assets for the two weeks ended June 30, 2015 and the twenty-six weeks ended June 30, 2015. Same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, restaurant closure charges and loss on disposal of assets were not affected by acquisition accounting. Refer to Notes 2 and 3 to the consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information on the acquisition accounting for the Business Combination.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2015 is the 52-week period ended December 29, 2015 (Fiscal 2015). Fiscal year 2016 will be a 53-week period ended January 3, 2017 (Fiscal 2016).
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of September 6, 2016 (Successor), there were 546 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+

— we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average check of $6.79 during Fiscal 2015, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Third Quarter 2016 Highlights
Our third quarter 2016 results and highlights include the following:

•
Total revenues increased 5.9% for the twelve weeks ended September 6, 2016 (Successor) to $104.4 million compared to $98.6 million for the combined twelve weeks ended September 8, 2015 primarily due to growth in company-operated and franchise-operated same store sales. Total revenues increased 3.9% for the thirty-six weeks ended September 6, 2016 (Successor) to $301.8 million compared to $290.6 million for the combined thirty-six weeks ended September 8, 2015 primarily due to growth in company-operated and franchise-operated same store sales.

•
During the twelve weeks and thirty-six weeks ended September 6, 2016 (Successor), we opened three and six new company-operated and franchise-operated restaurants, respectively. During the twelve weeks and thirty-six weeks ended September 8, 2015, we opened one and three new company-operated and franchise-operated restaurants, respectively.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve weeks and thirty-six weeks ended September 6, 2016 (Successor) and September 8, 2015:

	12 Weeks Ended		36 Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Company-operated same store sales	7.1%	5.4%	4.4%	6.4%
Franchised restaurants same store sales	6.2%	5.8%	4.5%	6.5%
System-wide same store sales	6.7%	5.6%	4.4%	6.4%
Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and thirty-six weeks ended September 6, 2016 (Successor) and September 8, 2015, are as follows:

	12 Weeks Ended		36 Weeks Ended
	September 6, 2016	September 8, 2015	September 6, 2016	September 8, 2015
Company-operated restaurant activity:
Beginning of period	298	306	297	304
Openings	1	1	3	3
Closures	—	(1)	(1)	(1)
Purchased from franchisee	1	—	1	—
Restaurants at end of period	300	306	300	306
Franchised restaurant activity:
Beginning of period	245	241	247	243
Openings	2	—	3	—
Closures	—	—	(3)	(2)
Restaurants sold to Company	(1)	—	(1)	—
Restaurants at end of period	246	241	246	241
Total restaurant activity:
Beginning of period	543	547	544	547
Openings	3	1	6	3
Closures	—	(1)	(4)	(3)
Restaurants at end of period	546	547	546	547

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open an estimated 14 system-wide restaurants in Fiscal 2016 including six restaurants that have opened through September 6, 2016 (Successor).
Restaurant Re-Imaging
We and our franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of September 6, 2016 (Successor), a total of 513 restaurants feature our current image through a re-image or new prototype design, including all 300 restaurants that are company-operated. We expect substantially all of our restaurant system to feature the current image by the end of 2016. The ASU remodeling program involved a use of cash and impacted net property and depreciation line items on our consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant remodels varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. We believe the ASU remodeling program is an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.
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
Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of September 6, 2016 (Successor) and September 8, 2015 (Successor), there were 290 and 299 restaurants, respectively, in the comparable company-operated restaurant base. As of September 6, 2016 (Successor) and September 8, 2015 (Successor), there were 237 and 236 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with U.S. GAAP. Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of results as reported under U.S. GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of restaurant contribution to company restaurant sales.
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
EBITDA and Adjusted EBITDA
EBITDA represents net income (loss) before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA represents net income (loss) before interest expense, provision for income taxes, depreciation, amortization and items that we do not consider representative of ongoing operating performance, as identified in the reconciliation table under the heading entitled "Management's Use of Non-GAAP Financial Measures."
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
We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to compare performance to that of competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of EBITDA and Adjusted EBITDA to net income (loss).
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
General and Administrative Expenses
General and administrative expenses are comprised of expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses, legal and professional expenses, information systems, corporate office occupancy costs and other related corporate costs. Also included are expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise operational support. General and administrative expenses are expected to grow as we grow, including incremental legal, accounting, insurance, investor relations and other expenses that will be incurred as a public company.
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
Transaction-Related Costs
Transaction-related costs consists of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding Company warrant and the strategic sale process which commenced during 2014 and resulted in the Stock Purchase Agreement with the Levy Newco Parties in March 2015 and the Business Combination consummated pursuant to the Merger Agreement on June 30, 2015.
Debt Modification Costs
In March 2015, DTH refinanced its existing debt (the "March 2015 Refinance") by amending the senior credit facility (the "2013 Senior Credit Facility") and incurred lender and third party costs which were capitalized on the balance sheet and certain third party costs were expensed.
In August 2015, Del Taco refinanced its 2013 Senior Credit Facility (the "August 2015 Refinance) by entering into a new senior credit agreement (the "2015 Senior Credit Facility") and incurred lender and third party costs which were all capitalized on the balance sheet.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents the non-cash adjustment to record the warrant liability to its determined fair market value.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended September 6, 2016 (Successor), Ten Weeks Ended September 8, 2015 (Successor) and Two Weeks Ended June 30, 2015 (Predecessor)
The following table presents operating results for the twelve weeks ended September 6, 2016 (Successor), ten weeks ended September 8, 2015 (Successor) and two weeks ended June 30, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor						Predecessor
	12 Weeks Ended September 6, 2016			10 Weeks Ended September 8, 2015			2 Weeks Ended June 30, 2015
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$100,173	95.9%		$78,874	96.1%		$15,891	96.1%
Franchise revenue	3,686	3.5		2,694	3.3		546	3.3
Franchise sublease income	560	0.5		467	0.6		95	0.6
Total Revenue	104,419	100.0		82,035	100.0		16,532	100.0
Operating expenses
Restaurant operating expenses:
Food and paper costs	27,574	27.5	(1)	22,567	28.6	(1)	4,607	29.0	(1)
Labor and related expenses	30,748	30.7	(1)	23,512	29.8	(1)	4,712	29.7	(1)
Occupancy and other operating expenses	20,911	20.9	(1)	17,024	21.6	(1)	3,653	23.0	(1)
Total restaurant operating expenses	79,233	79.1	(1)	63,103	80.0	(1)	12,972	81.6	(1)
General and administrative	8,566	8.2		5,824	7.1		1,004	6.1
Depreciation and amortization	5,157	4.9		4,147	5.1		664	4.0
Occupancy and other-franchise subleases	521	0.5		437	0.5		87	0.5
Pre-opening costs	94	0.1		41	*		28	0.2
Restaurant closure charges, net	(133)	(0.1)		19	*		—	—
Loss on disposal of assets	54	0.1		1	*		84	0.5
Total operating expenses	93,492	89.5		73,572	89.7		14,839	89.8
Income from operations	10,927	10.5		8,463	10.3		1,693	10.2
Other expenses:
Interest expense	1,412	1.4		1,725	2.1		664	4.0
Transaction-related costs	490	0.5		11,978	14.6		61	0.4
Debt modification costs	—	—		78	0.1		1	*
Total other expenses	1,902	1.8		13,781	16.8		726	4.4
Income (loss) from operations before provision for income taxes	9,025	8.6		(5,318)	(6.5)		967	5.8
Provision (benefit) for income taxes	4,076	3.9		(3,132)	(3.8)		(1,449)	(8.8)
Net income (loss)	$4,949	4.7%		$(2,186)	(2.7)%		$2,416	14.6%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Combined Financial Data:

	Successor				Predecessor	Combined
	12 Weeks Ended September 6, 2016			10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015	12 Weeks Ended September 8, 2015			Increase/ (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	($)	($)	(%)		($)	(%)
Revenue:
Company restaurant sales	$100,173	95.9%		$78,874	$15,891	$94,765	96.1%		$5,408	5.7%
Franchise revenue	3,686	3.5		2,694	546	3,240	3.3		446	13.8
Franchise sublease income	560	0.5		467	95	562	0.6		(2)	(0.4)
Total Revenue	104,419	100.0		82,035	16,532	98,567	100.0		5,852	5.9
Operating expenses
Restaurant operating expenses:
Food and paper costs	27,574	27.5	(1)	22,567	4,607	27,174	28.7	(1)	400	1.5
Labor and related expenses	30,748	30.7	(1)	23,512	4,712	28,224	29.8	(1)	2,524	8.9
General and administrative	8,566	8.2		5,824	1,004	6,828	6.9		1,738	25.5
Occupancy and other-franchise subleases	521	0.5		437	87	524	0.5		(3)	(0.6)
Pre-opening costs	94	0.1		41	28	69	0.1		25	36.2
Restaurant closure charges, net	(133)	(0.1)		19	—	19	*		(152)	*
Loss on disposal of assets	54	0.1		1	84	85	0.1		(31)	(36.5)

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $5.4 million, or 5.7%, for the twelve weeks ended September 6, 2016 (Successor), primarily due to an increase in company-operated same store sales of $6.4 million, or 7.1%, offset by a decrease of $1.0 million from the net impact of restaurant openings, transfers and closures since the beginning of the third quarter of 2015. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.8%, and an increase in traffic of 2.3% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.4 million, or 13.8%, for the twelve weeks ended September 6, 2016 (Successor), primarily due to an increase in franchised same store sales of 6.2% and additional franchised restaurants compared to the third quarter of 2015, as well as an increase in initial fees during the third quarter of 2016.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the twelve weeks ended September 6, 2016 (Successor) and the combined twelve weeks ended September 8, 2015.
Food and Paper Costs
Food and paper costs increased $0.4 million, or 1.5% for the twelve weeks ended September 6, 2016 (Successor). As a percentage of company restaurant sales, food and paper costs declined to 27.5% for the twelve weeks ended September 6, 2016

(Successor) compared to 28.7% for the combined twelve weeks ended September 8, 2015. This reduction was driven by the impact of menu price increases and a reduction in commodity costs.
Labor and Related Expenses
Labor and related expenses increased $2.5 million, or 8.9% for the twelve weeks ended September 6, 2016 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2016, the impact from new paid sick leave requirements that began July 1, 2015 in California and an increase in workers compensation expense due to higher payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 30.7% for the twelve weeks ended September 6, 2016 (Successor) compared to 29.8% for the combined twelve weeks ended September 8, 2015. This percentage increase resulted primarily from the impact of the increased California minimum wage, new sick leave requirements and increased workers compensation expense discussed above, partially offset by the impact of menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses were $20.9 million for the twelve weeks ended September 6, 2016 (Successor) compared to $17.0 million for the ten weeks ended September 8, 2015 (Successor) and $3.7 million for the two weeks ended June 30, 2015 (Predecessor). As a percentage of company restaurant sales, occupancy and other operating expenses were 20.9% for the twelve weeks ended September 6, 2016 (Successor) compared to 21.6% for the ten weeks ended September 8, 2015 (Successor) and 23.0% for the two weeks ended June 30, 2015 (Predecessor). This overall reduction as a percent of company restaurant sales was primarily due to same store sales increases which helped to leverage the fixed components of occupancy and other operating expenses, including a reduction in rent, utilities and insurance as a percent of company restaurant sales, partially offset by advertising and credit card fees as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $1.7 million, or 25.5%, for the twelve weeks ended September 6, 2016 (Successor), primarily due to an increase in stock-based compensation, legal expenses, public company costs, compensation and management incentive compensation based on performance. As a percentage of total revenue, general and administrative expense was 8.2% for the twelve weeks ended September 6, 2016 (Successor) compared to 6.9% for the combined twelve weeks ended September 8, 2015. The increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.
Depreciation and Amortization
Depreciation and amortization expenses were $5.2 million, for the twelve weeks ended September 6, 2016 (Successor), compared to $4.1 million for the ten weeks ended September 8, 2015 (Successor) and $0.7 million for the two weeks ended June 30, 2015 (Predecessor), primarily due to the addition of new assets and $0.1 million of incremental depreciation and amortization expense resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination. As a percentage of total revenue, depreciation and amortization expenses was 4.9% for the twelve weeks ended September 6, 2016 (Successor), compared to 5.1% for the ten weeks ended September 8, 2015 (Successor) and 4.0% for the two weeks ended June 30, 2015 (Predecessor).
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.5 million for both the twelve weeks ended September 6, 2016 (Successor) and the combined twelve weeks ended September 8, 2015.
Pre-opening Costs
Pre-opening costs were $0.1 million for both the twelve weeks ended September 6, 2016 (Successor) and the combined twelve weeks ended September 8, 2015.

Restaurant Closure Charges, net
Restaurant closure charges, net, were $(133,000) for the twelve weeks ended September 6, 2016 (Successor) compared to $19,000 for the combined twelve weeks ended September 8, 2015. The current quarter activity primarily includes an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015. The combined twelve weeks ended September 8, 2015 includes accretion expense for the lease termination liability for previously closed restaurants.
Loss on Disposal of Assets
Loss on disposal of assets was $0.1 million for both the twelve weeks ended September 6, 2016 (Successor) and the combined twelve weeks ended September 8, 2015. Current year loss was related to the replacement of certain restaurant equipment. Prior year loss was primarily related to the closure of one company restaurant and the replacement of restaurant and other equipment.
Interest Expense
Interest expense was $1.4 million for the twelve weeks ended September 6, 2016 (Successor), compared to $1.7 million for the ten weeks ended September 8, 2015 (Successor) and $0.7 million for the two weeks ended June 30, 2015 (Predecessor). The decrease in interest expense for the twelve weeks ended September 6, 2016 (Successor) is primarily due to the debt refinancing that occurred in August 2015 which replaced the existing term loan with a revolving credit facility with a significantly lower interest rate and the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015.
Transaction-Related Costs
Transaction-related costs were $0.5 million for the twelve weeks ended September 6, 2016 (Successor), compared to $12.0 million for the ten weeks ended September 8, 2015 (Successor) and $0.1 million for the two weeks ended June 30, 2015 (Predecessor). Current year transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding Company warrant (see Note 11 to the unaudited consolidated financial statements). Prior year transaction-related costs primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 3 to the unaudited consolidated financial statements).
Debt Modification Costs
Debt modification costs totaled $78,000 for the ten weeks ended September 8, 2015 (Successor) and $1,000 for the two weeks ended June 30, 2015 (Predecessor). These costs related to the August 2015 Refinance. There were no such debt modification costs for the twelve weeks ended September 6, 2016 (Successor).
Provision for Income Taxes
The effective income tax rates were 45.2% for the twelve weeks ended September 6, 2016 (Successor) compared to 58.9% for the ten weeks ended September 8, 2015 (Successor) and (149.8)% for the two weeks ended June 30, 2015 (Predecessor). The provision for income taxes consisted of income tax (benefit) expense of $4.1 million for the twelve weeks ended September 6, 2016 (Successor) and $(3.1) million for the ten weeks ended September 8, 2015 (Successor) and $(1.4) million two weeks ended June 30, 2015 (Predecessor). The income tax expense related to the twelve weeks ended September 6, 2016 (Successor) is driven by our estimated effective income tax rate of 45.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense related to the ten weeks ended September 8, 2015 (Successor) and the two weeks ended June 30, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of September 8, 2015 (Successor).

As part of purchase accounting, we were required to record all of DTH’s acquired assets and liabilities at their acquisition date fair value, including deferred income taxes. We considered the weight of both positive and negative evidence and concluded that it is more likely than not that net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition. As a result, we established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation (see note 3 to the unaudited condensed consolidated financial statements). In addition, after considering the Business Combination, the projected post-combination results and all available evidence, we released $1.9 million of valuation allowance through income tax benefit in accordance with ASC 805-740-30-3 during the ten week period ended September 8, 2015 (Successor).

Comparison of Results of Operations for the Thirty-Six Weeks Ended September 6, 2016 (Successor), Ten Weeks Ended September 8, 2015 (Successor) and Twenty-Six Weeks Ended June 30, 2015 (Predecessor)
The following table presents operating results for the thirty-six weeks ended September 6, 2016 (Successor), ten weeks ended September 8, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor), in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor						Predecessor
	36 Weeks Ended September 6, 2016			10 Weeks Ended September 8, 2015			26 Weeks Ended June 30, 2015
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$289,640	96.0%		$78,874	96.1%		$200,676	96.2%
Franchise revenue	10,591	3.5		2,694	3.3		6,693	3.2
Franchise sublease income	1,617	0.5		467	0.6		1,183	0.6
Total Revenue	301,848	100.0		82,035	100.0		208,552	100.0
Operating expenses
Restaurant operating expenses:
Food and paper costs	80,061	27.6	(1)	22,567	28.6	(1)	57,447	28.6	(1)
Labor and related expenses	90,781	31.3	(1)	23,512	29.8	(1)	61,120	30.5	(1)
Occupancy and other operating expenses	60,560	20.9	(1)	17,024	21.6	(1)	43,611	21.7	(1)
Total restaurant operating expenses	231,402	79.9	(1)	63,103	80.0	(1)	162,178	80.8	(1)
General and administrative	25,072	8.3		5,824	7.1		14,850	7.1
Depreciation and amortization	16,175	5.4		4,147	5.1		8,252	4.0
Occupancy and other-franchise subleases	1,534	0.5		437	0.5		1,109	0.5
Pre-opening costs	222	0.1		41	*		276	0.1
Restaurant closure charges, net	(121)	*		19	*		94	*
Loss on disposal of assets	191	0.1		1	*		99	*
Total operating expenses	274,475	90.9		73,572	89.7		186,858	89.6
Income from operations	27,373	9.1		8,463	10.3		21,694	10.4
Other expenses:
Interest expense	4,289	1.4		1,725	2.1		11,491	5.5
Transaction-related costs	681	0.2		11,978	14.6		7,255	3.5
Debt modification costs	—	—		78	0.1		139	0.1
Change in fair value of warrant liability	—	—		—	—		(35)	*
Total other expenses	4,970	1.6		13,781	16.8		18,850	9.0
Income (loss) from operations before provision for income taxes	22,403	7.4		(5,318)	(6.5)		2,844	1.4
Provision (benefit) for income taxes	9,529	3.2		(3,132)	(3.8)		740	0.4
Net income (loss)	$12,874	4.3		$(2,186)	(2.7)		$2,104	1.0

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Combined Financial Data:

	Successor				Predecessor	Combined
	36 Weeks Ended September 6, 2016			10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015	36 Weeks Ended September 8, 2015			Increase/ (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	($)	($)	(%)		($)	(%)
Revenue:
Company restaurant sales	$289,640	96.0		$78,874	$200,676	$279,550	96.2		$10,090	3.6
Franchise revenue	10,591	3.5		2,694	6,693	9,387	3.2		1,204	12.8
Franchise sublease income	1,617	0.5		467	1,183	1,650	0.6		(33)	(2.0)
Total Revenue	301,848	100.0		82,035	208,552	290,587	100.0		11,261	3.9
Operating expenses
Restaurant operating expenses:
Food and paper costs	80,061	27.6	(1)	22,567	57,447	80,014	28.6	(1)	47	0.1
Labor and related expenses	90,781	31.3	(1)	23,512	61,120	84,632	30.3	(1)	6,149	7.3
General and administrative	25,072	8.3		5,824	14,850	20,674	7.1		4,398	21.3
Occupancy and other-franchise subleases	1,534	0.5		437	1,109	1,546	0.5		(12)	(0.8)
Pre-opening costs	222	0.1		41	276	317	0.1		(95)	(30.0)
Restaurant closure charges, net	(121)	*		19	94	113	*		(234)	*
Loss on disposal of assets	191	0.1		1	99	100	*		91	91.0

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $10.1 million, or 3.6%, for the thirty-six weeks ended September 6, 2016 (Successor), primarily due to an increase in company-operated same store sales of $11.7 million, or 4.4% offset by a decrease of $1.6 million from the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2015. The growth in company-operated same store sales was primarily the result of an increase in average check size of 5.1%, partially offset by a decrease in traffic of 0.7% compared to the prior period.
Franchise Revenue
Franchise revenue increased $1.2 million, or 12.8%, for the thirty-six weeks ended September 6, 2016 (Successor), primarily due to an increase in franchised same store sales of 4.5% and additional franchised restaurants compared to the beginning of the first quarter of 2015, as well as an increase in initial fees during the thirty-six weeks ended September 6, 2016 (Successor).
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the thirty-six weeks ended September 6, 2016 (Successor) and the combined thirty-six weeks ended September 8, 2015.
Food and Paper Costs
Food and paper costs remained substantially the same for both the thirty-six weeks ended September 6, 2016 (Successor) and the combined thirty-six weeks ended September 8, 2015. As a percentage of company restaurant sales, food and paper costs declined to 27.6% for the thirty-six weeks ended September 6, 2016 (Successor) compared to 28.6% for the combined thirty-six weeks ended September 8, 2015. This reduction was driven by the impact of menu price increases and a reduction in commodity costs.
Labor and Related Expenses
Labor and related expenses increased $6.1 million, or 7.3% for the thirty-six weeks ended September 6, 2016 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2016, the impact from new paid sick leave requirements that began July 1, 2015 in California and an increase in workers compensation expense due to higher payments and reserves related to underlying claim activity. As a percentage of company restaurant sales, labor and related expenses were 31.3% for the thirty-six weeks ended September 6, 2016 (Successor) compared to 30.3% for the combined thirty-six weeks ended September 8, 2015. This percentage increase resulted primarily from the impact of the increased California minimum wage, new sick leave requirements and increased workers compensation expense discussed above, partially offset by the impact of menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses were $60.6 million for the thirty-six weeks ended September 6, 2016 (Successor) compared to $17.0 million for the ten weeks ended September 8, 2015 (Successor) and $43.6 million for the twenty-six weeks ended June 30, 2015 (Predecessor). As a percentage of company restaurant sales, occupancy and other operating expenses were 20.9% for the thirty-six weeks ended September 6, 2016 (Successor) compared to 21.6% for the ten weeks ended September 8, 2015 (Successor) and 21.7% for the twenty-six weeks ended June 30, 2015 (Predecessor). This overall reduction as a percent of company restaurant sales was primarily due to same store sales increases which helped to leverage the fixed components of occupancy and other operating expenses, including a reduction in rent, utilities, and repairs and maintenance as a percent of company restaurant sales, partially offset by advertising and credit card fees as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $4.4 million or 21.3%, for the thirty-six weeks ended September 6, 2016 (Successor), primarily due to an increase in stock-based compensation, compensation, legal expenses, and public company costs, partially offset by a decrease in performance-based incentive compensation. As a percentage of total revenue, general and administrative expense was 8.3% for the thirty-six weeks ended September 6, 2016 (Successor) compared to 7.1% for the combined thirty-six weeks ended September 8, 2015. The increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.
Depreciation and Amortization
Depreciation and amortization expenses were $16.2 million for the thirty-six weeks ended September 6, 2016 (Successor), compared to $4.1 million for the ten weeks ended September 8, 2015 (Successor) and $8.3 million for the twenty-six weeks ended June 30, 2015 (Predecessor). The increase is primarily due to the addition of new assets and $1.7 million of incremental depreciation and amortization expense resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination. As a percentage of total revenue, depreciation and amortization expenses was 5.4% for the thirty-six weeks ended September 6, 2016 (Successor), compared to 5.1% for the ten weeks ended September 8, 2015 (Successor) and 4.0% for the twenty-six weeks ended June 30, 2015 (Predecessor). The increase as a percent of total revenue for the thirty-six weeks ended September 6, 2016 (Successor) is primarily the result of the incremental depreciation and amortization expense discussed above.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $1.5 million for both the thirty-six weeks ended September 6, 2016 (Successor) and the combined thirty-six weeks ended September 8, 2015.
Pre-opening Costs
Pre-opening costs were $0.2 million for the thirty-six weeks ended September 6, 2016 (Successor) compared to $0.3 million for the combined thirty-six weeks ended September 8, 2015.

Restaurant Closure Charges, net
Restaurant closure charges, net, were $(0.1) million for the thirty-six weeks ended September 6, 2016 (Successor) compared to $0.1 million for the combined thirty-six weeks ended September 8, 2015. The current year activity includes net adjustments to decrease the lease termination liability due to changes in estimates, partially offset by accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015. The combined thirty-six weeks ended September 8, 2015 includes accretion expense for the lease termination liability for previously closed restaurants and an adjustment to increase the lease termination liability for one closed restaurant.
Loss on Disposal of Assets
Loss on disposal of assets was $0.2 million for the thirty-six weeks ended September 6, 2016 (Successor) compared to $0.1 million for the combined thirty-six weeks ended September 8, 2015. Current year loss was related to the closure of one company restaurant and the replacement of certain restaurant equipment. Prior year loss was primarily related to the closure of one company restaurant and the replacement of restaurant and other equipment.
Interest Expense
Interest expense was $4.3 million for the thirty-six weeks ended September 6, 2016 (Successor), compared to $1.7 million for the ten weeks ended September 8, 2015 (Successor) and $11.5 million for the twenty-six weeks ended June 30, 2015 (Predecessor). The decrease in interest expense for the thirty-six weeks ended September 6, 2016 (Successor) is primarily due to the debt refinancing that occurred in August 2015 which replaced the existing term loan with a revolving credit facility with a significantly lower interest rate, the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015, and the full repayment of DTH's subordinated notes in March 2015.
Transaction-Related Costs
Transaction-related costs were $0.7 million for the thirty-six weeks ended September 6, 2016 (Successor), compared to $12.0 million for the ten weeks ended September 8, 2015 (Successor) and $7.3 million for the twenty-six weeks ended June 30, 2015 (Predecessor). Current year transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding Company warrant and direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 11 and Note 3, respectively, to the unaudited consolidated financial statements). Prior year transaction-related costs primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (see Note 3 to the unaudited consolidated financial statements).
Debt Modification Costs
Debt modification costs totaled $0.1 million for the ten weeks ended September 8, 2015 (Successor) and related to the August 2015 Refinance. Debt modification costs totals $0.1 million for the twenty-six weeks ended June 30, 2015 (Predecessor) and related to the March 2015 Refinance. There were no such debt modification costs for the thirty-six weeks ended September 6, 2016 (Successor).
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability was $35,000 for the twenty-six weeks ended June 30, 2015 (Predecessor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Initial Investment discussed in Note 3 to the unaudited consolidated financial statements. There was no such change in fair value of warrant liability for the thirty-six weeks ended September 6, 2016 (Successor) and the ten weeks ended September 8, 2015 (Successor).

Provision for Income Taxes
The effective income tax rates were 42.5% for the thirty-six weeks ended September 6, 2016 (Successor) compared to 58.9% for the ten weeks ended September 8, 2015 (Successor) and 26.0% for the twenty-six weeks ended June 30, 2015 (Predecessor). The provision for income taxes consisted of income tax (benefit) expense of $9.5 million for the thirty-six weeks ended September 6, 2016 (Successor), $(3.1) million for the ten weeks ended September 8, 2015 (Successor) and $0.7 million for the twenty-six weeks ended June 30, 2015 (Predecessor). The income tax expense related to the thirty-six weeks ended September 6, 2016 (Successor) is driven by our estimated effective income tax rate of 42.5% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense related to the ten weeks ended September 8, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain of deferred tax assets as of September 8, 2015 (Successor).
As part of purchase accounting, we were required to record all of DTH’s acquired assets and liabilities at their acquisition date fair value, including deferred income taxes. We considered the weight of both positive and negative evidence and concluded that it is more likely than not that net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition. As a result, we established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation (see note 3 to the unaudited condensed consolidated financial statements). In addition, after considering the Business Combination, the projected post-combination results and all available evidence, we released $1.9 million of valuation allowance through income tax benefit in accordance with ASC 805-740-30-3 during the ten week period ended September 8, 2015 (Successor).
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution margin. However, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $11.6 million at September 6, 2016 (Successor) and available borrowing capacity of $75.0 million at September 6, 2016 (Successor) will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share and warrant repurchase program and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. The Company restaurants do not require significant inventories.

The following table presents summary cash flow information for the periods indicated (in thousands).

	Successor		Predecessor
	36 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015
Net cash provided by (used in)
Operating activities	$38,696	$(1,839)	$10,083
Investing activities	(24,676)	52,142	(15,284)
Financing activities	(12,611)	(43,129)	1,820
Net increase (decrease) in cash	$1,409	$7,174	$(3,381)
Cash Flows Provided by (Used in) Operating Activities
In the thirty-six weeks ended September 6, 2016 (Successor), cash flows provided by operating activities were $38.7 million. The cash flows provided by operating activities resulted from net income of $12.9 million, non-cash adjustments for asset depreciation and amortization of $16.0 million, deferred income taxes of $6.0 million, stock-based compensation of $2.6 million, net working capital requirements of $1.4 million and loss on disposal of assets of $0.2 million, partially offset by restaurant closures charges of $0.4 million.
In the ten weeks ended September 8, 2015 (Successor), cash flows used in operating activities were $1.8 million. The cash flows used in operating activities resulted from net loss of $2.2 million and changes in net working capital requirements totaling $(4.0) million, which includes cash outflows of $4.3 million related to transaction expenses previously expensed by LAC and not reported with DTH’s predecessor condensed consolidated statements of comprehensive income (loss), partially offset by non-cash adjustments for asset depreciation and amortization of $4.2 million, debt modification costs of $0.1 million and stock-based compensation of $0.1 million.
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows provided by operating activities were $10.1 million. The cash flows used in operating activities resulted from net income of $2.1 million, non-cash adjustments for asset depreciation and amortization of $9.2 million, deferred income taxes of $0.6 million, stock-based compensation of $0.5 million and other non-cash adjustments totaling $0.2 million, partially offset by changes in net working capital requirements totaling $2.5 million.
Cash Flows (Used in) Provided by Investing Activities
In the thirty-six weeks ended September 6, 2016 (Successor), cash flows used in investing activities were $24.7 million, which were primarily the result of purchase of property and equipment and other assets.
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
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows used in investing activities were $15.3 million, which were primarily the result of purchase of property and equipment and other assets.
Cash Flows (Used in) Provided by Financing Activities
In the thirty-six weeks ended September 6, 2016 (Successor), cash flows used in financing activities were $12.6 million. The cash flows used in financing activities were primarily the result of the repurchase of 1,134,790 shares of our common stock and 476,806 warrants for an aggregate purchase price of $12.2 million, including incremental direct costs to acquire the shares, payments on capital lease and deemed landlord financing totaling $1.2 million, payments of tax withholding of $0.9 million related to restricted stock vesting and payment for interest rate cap of $0.3 million. During the thirty-six weeks ended September 6, 2016 (Successor), we borrowed $14.0 million on the revolving credit facility and made payments of $12.0 million on the revolving credit facility.

In the ten weeks ended September 8, 2015 (Successor), cash flows used in financing activities were $43.1 million. The cash flows used in financing activities were primarily the result of the full repayment of the 2013 Senior Credit Facility of $227.1 million, payments on revolving credit facilities capital lease and deemed landlord financing and debt issue costs in aggregate of $7.8 million as well as repayment of note payable of $0.5 million and payment of deferred underwriter compensation of $5.3 million both of which were accrued on LAC’s balance sheet at June 16, 2015, partially offset by net proceeds from the 2015 Senior Credit Facility of $162.6 million and proceeds of $35.0 million from the issuance of common stock.
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows provided by financing activities were $1.8 million. The cash flows provided by financing activities were primarily the result of proceeds from the issuance of common stock of $91.2 million and proceeds from the 2013 Senior Credit Facility term loan and revolving credit facility of $33.6 million, partially offset by the full repayment of the subordinate notes of $108.1 million, payment of tax withholding related to option of exercises and distribution of restricted stock units of $7.5 million, payments on the 2013 Senior Credit facility revolving credit facility of $6.0 million and payments on capital lease obligations, deemed landlord financing and debt issue costs of $1.4 million.
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
On August 4, 2015, we refinanced our existing 2013 Senior Credit Facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. We borrowed $164 million under the 2015 Senior Credit Facility to repay all of existing indebtedness under our existing 2013 Senior Credit Facility and to pay costs associated with the financing. At the time of termination, $162.5 million of term loan borrowings were outstanding under the 2013 Senior Credit Facility and $17.6 million revolver capacity that was utilized to support outstanding letters of credit.
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
The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of September 6, 2016 (Successor).
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At September 6, 2016 (Successor), the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.3%. As of September 6, 2016 (Successor) there were $156.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $19.0 million. Unused borrowing capacity at September 6, 2016 (Successor) was $75.0 million.

Subordinated Notes
In connection with DTH's May 2010 restructuring, wholly owned subsidiaries of DTH issued subordinated notes in the aggregate principal amount of $150.0 million which had an interest rate of 13.0%, with interest accrued to principal. The outstanding balance of $111.2 million on these subordinated notes was paid in full on March 20, 2015.
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
DTH was hedging forecasted transactions expected to occur through June 30, 2016. As of the July 1, 2015 reset date, however, DTH elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value was recorded through interest expense. There were no changes in fair value for the interest rate cap from July 1, 2015 through June 30, 2016.
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable percentage.
Off-Balance Sheet and Other Arrangements
At September 6, 2016 (Successor), we had a $250.0 million revolving credit facility under the 2015 Senior Credit Facility of which $19.0 million was reserved for outstanding letters of credit and $75.0 million was unused and available for borrowings. We did not have any other material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 6, 2016 (Successor), we repurchased (1) 505,808 shares for an average price per share of $9.45 for an aggregate cost of approximately $4.8 million, and (2) 235,000 warrants for an average price per warrant of $1.85 for an aggregate cost of approximately $0.4 million, including incremental direct costs to acquire the shares and warrants. During the thirty-six weeks ended September 6, 2016 (Successor), we repurchased (1) 1,134,790 shares of common stock for an average price per share of $9.78 for an aggregate cost of approximately $11.2 million, and (2) 476,806 warrants for an average price per warrant of $2.11 for an aggregate cost of approximately $1.0 million, including incremental direct costs to acquire the shares and warrants. As of September 6, 2016 (Successor), there was approximately $37.9 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
Exchange Offer
On July 11, 2016, we commenced an offer to exchange 0.2780 shares of our common stock for each outstanding warrant exercisable for shares at an exercise price of $11.50 per share (approximately one share for every 3.6 warrants tendered), up to a maximum of 6,750,000 warrants, which amount was subsequently increased to 7,750,000 warrants. The offer to exchange expired on August 8, 2016. A total of 5,516,243 warrants were tendered in the exchange offer. All of our directors and executive officers who control or beneficially owned warrants participated in the offer and in aggregate tendered 1,501,800 of their warrants. We accepted for exchange all such warrants and issued an aggregate of 1,533,542 shares in exchange for the warrants tendered, representing approximately 4% of the shares outstanding after such issuance. After completion of the offer to exchange, 6,646,574 warrants remained outstanding. The warrants will expire on June 30, 2020, unless sooner exercised or redeemed by us in accordance with the terms of the warrants.
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	Successor		Predecessor
	12 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015
Company restaurant sales	$100,173	$78,874	$15,891
Restaurant operating expenses	79,233	63,103	12,972
Restaurant contribution	$20,940	$15,771	$2,919
Restaurant contribution margin	20.9%	20.0%	18.4%

	Successor		Predecessor
	36 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015
Company restaurant sales	$289,640	$78,874	$200,676
Restaurant operating expenses	231,402	63,103	162,178
Restaurant contribution	$58,238	$15,771	$38,498
Restaurant contribution margin	20.1%	20.0%	19.2%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Successor		Predecessor
	12 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	2 Weeks Ended June 30, 2015
Net income (loss)	$4,949	$(2,186)	$2,416
Non-GAAP adjustments:
Provision (benefit) for income taxes	4,076	(3,132)	(1,449)
Interest expense	1,412	1,725	664
Depreciation and amortization	5,157	4,289	659
EBITDA	15,594	696	2,290
Stock-based compensation expense (a)	1,001	146	—
Loss on disposal of assets (b)	54	1	84
Restaurant closure charges, net (c)	(133)	19	—
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(140)	(142)	5
Debt modification costs (e)	—	78	1
Transaction-related costs (f)	490	11,978	61
Pre-opening costs (h)	94	41	28
Adjusted EBITDA	$16,960	$12,817	$2,469

	Successor		Predecessor
	36 Weeks Ended September 6, 2016	10 Weeks Ended September 8, 2015	26 Weeks Ended June 30, 2015
Net income (loss)	$12,874	$(2,186)	$2,104
Non-GAAP adjustments:
Provision (benefit) for income taxes	9,529	(3,132)	740
Interest expense	4,289	1,725	11,491
Depreciation and amortization	16,175	4,289	8,249
EBITDA	42,867	696	22,584
Stock-based compensation expense (a)	2,630	146	532
Loss on disposal of assets (b)	191	1	99
Restaurant closure charges, net (c)	(121)	19	94
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(420)	(142)	3
Debt modification costs (e)	—	78	139
Transaction-related costs (f)	681	11,978	7,255
Change in fair value of warrant liability (g)	—	—	(35)
Pre-opening costs (h)	222	41	276
Adjusted EBITDA	$46,050	$12,817	$30,947

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)	Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.

(d)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(e)	Includes costs associated with debt refinancing transaction in August 2015 and March 2015.

(f)
Includes costs related to the offer to exchange the Company's common stock for each outstanding Company warrant and the strategic sale process which commenced during 2014 and resulted in the Stock Purchase Agreement with the Levy Newco Parties and the Business Combination consummated pursuant to the Merger Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. As of September 6, 2016 (Successor), we had outstanding variable rate borrowings of $156.0 million. A 1.00% increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of $1.6 million on an annualized basis.
We manage interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.
To mitigate exposure to fluctuations in interest rates, we entered into an interest rate cap agreement as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” above.
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
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016. Also, in June 2016, the Los Angeles City Council approved a paid sick leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These ordinances impacted 24 company-operated restaurants and eight franchise-operated restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage will increase to $12.00 per hour on July 1, 2017, and $13.25 per hour on July 1, 2018. This impacted two company-operated restaurants.
On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage would increase to $10.50 per hour in 2017, $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 367 restaurants in California of which 246 are company-operated and 121 are franchised-operated.

On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage would increase to $10.50 per hour on July 11, 2016, $11.50 per hour in 2017 and beginning 2019, the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance impacted four company-operated restaurants and one franchise-operated restaurant.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2015 (Successor) filed with the SEC on March 8, 2016. There have been no material changes in any of our critical accounting policies during the twelve week period ended September 6, 2016 (Successor).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve and thirty-six weeks ended September 6, 2016 (Successor), we repurchased respectively 505,808 and 1,134,790 common stock shares in open market transactions under the share repurchase program for an average price per share of $9.45 and $9.78 for an aggregate cost of approximately $4.8 million and $11.2 million including incremental direct costs to acquire the shares. During both the twelve and thirty-six weeks ended September 6, 2016, we repurchased respectively 235,000 and 476,806 warrants in open market transactions and privately negotiated transactions under the share repurchase program for an average price per share of $1.85 and $2.11 for an aggregate cost of approximately $0.4 million and $1.0 million including incremental direct costs to acquire the warrants. As of September 6, 2016 (Successor), there was approximately $37.9 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended September 6, 2016 (Successor). The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
June 15, 2016 - July 12, 2016	361,573	235,000	$8.79	$1.85	990,555	476,806	$14,500,460
July 13, 2016 - August 9, 2016	—	—	$—	$—	990,555	476,806	$14,500,460
August 10, 2016 - September 6, 2016	144,235	—	$11.11	$—	1,134,790	476,806	$37,898,009
Total	505,808	235,000	$9.45	$1.85

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: October 17, 2016

/s/ Paul J.B. Murphy III
Name: Paul J.B. Murphy III
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)