Form 10-K
period 2017-01-03
Del Taco Restaurants, Inc.
filed 2017-03-13
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-36197

DEL TACO RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3340980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 462-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 Par Value	NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Capital Market as of June 14, 2016, was $278.0 million.
As of March 10, 2017, there were 38,731,404 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the registrant's 2017 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of January 3, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Del Taco Restaurants, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain a number of “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, information concerning Del Taco Restaurant, Inc.'s ("Del Taco") possible or assumed future results of operations, business strategies, competitive position, industry environment, potential growth opportunities and the effects of regulation. These statements are based on Del Taco management’s current expectations and beliefs, as well as a number of assumptions concerning future events. When used in this Annual Report, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Del Taco management’s control that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks include, without limitation, consumer demand, our inability to successfully open company-owned or franchised restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors. Additional risks and uncertainties are identified and discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Del Taco undertakes no obligation to update any of its forward-looking statements.

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

Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast made-to-order cuisine, including both Mexican inspired and American classic dishes. There are 551 Del Taco restaurants, a majority of these in the Pacific Southwest. We serve our customers high-quality, freshly prepared food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants ("QSRs"). With attributes of both a fast casual restaurant and a QSR—a combination we call QSR+—we occupy a place in the restaurant market distinct from our competitors. Our food is prepared in working kitchens where our customers see cooks grilling marinated chicken and steak, chopping tomatoes and cilantro for salsa, grating cheddar cheese, slicing avocados and slow cooking whole pinto beans. And we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.13, we offer a compelling value proposition relative to both QSR and fast casual peers.

Our distinctive menu offers a combination of Mexican-inspired food, such as tacos and burritos, and American classics, such as “Double Del” cheeseburgers, crinkle-cut fries and milkshakes. The dual menu offers something for everyone, helping us attract a broader customer base than other Mexican LSRs while eliminating the “veto vote.” Additionally, our menu features both premium items such as our Platos plated meals, Epic Burritos®, Handcrafted Ensaladas and Fresca Bowls as well as lower priced items on our Buck & Under Menu®. While the lower priced items appeal to a value-oriented customer, the Buck & Under Menu® is also designed to increase the average check by offering variety for customers wishing to supplement their order with an additional menu item. For the year ended January 3, 2017, approximately 21% of company-operated restaurant sales consisted of Buck & Under Menu® items. With our tiered pricing strategy, we appeal to customers from a wide variety of socio-economic backgrounds and price sensitivities.

We opened our first restaurant in Yermo, California in 1964. The original restaurant had a simple menu consisting of 19 cent tacos, tostadas and french fries and 24 cent cheeseburgers. Over the last nearly 53 years, located now in 15 states, we have grown to 310 company-operated and 241 franchise-operated restaurants as of January 3, 2017.

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

Un freshing Believable® Food. We are committed to delivering made-to-order food, using fresh high quality ingredients in working kitchens. We emphasize both quality and speed and effectively market these strengths to customers both within the restaurants and beyond. The menu offers items that have been enjoyed by customers for decades in combination with newer offering addressing market trends, such as the launch of The Del Taco, our bigger, better-tasting crunchy beef or turkey taco, and Platos, our new premium menu offering of individually-plated meals complete with an entrée, two sides, and chips and salsa. We also use limited-time specials to drive traffic, such as Jumbo Shrimp Tacos and the Epic® Surf and Turf Burrito. With our menu variety including tacos, burritos, quesadillas, bowls and handcrafted ensaladas, as well as burgers and fries, we are able to be highly responsive to customer demands and target underutilized day-parts with new menu initiatives. We prepare entrées to order, but are able to deliver the entrée to the customer, on average, in just over 2 minutes across all day-parts and service modes. Even with the addition of new products, the coordinated work of operational and marketing leadership helps ensure that a new item is only launched when operations are ready to deliver on our promises of speed, quality and value. We believe that the way we combine freshly prepared food in working kitchens with our speed of service model and the skill of our trained and certified team members provides a layer of competitive insulation.

Inviting Atmosphere. In order to enhance our competitive positioning, we implemented a new restaurant design that targets both QSR and fast casual dining occasions. In the new design, restaurant exteriors feature a signature Del Taco logo, color palette and artwork that reinforces the brand identity and restaurant interiors feature open kitchens and visual “freshness cues” to highlight our commitment to freshly prepared food. We have already implemented key elements of our new restaurant design across the chain as part of a system-wide re-image program. As of the date of this Form 10-K, 100% of company-operated restaurants and 96% of the restaurants in the entire Del Taco system have been re-imaged to include these new elements. In addition, our current new restaurant design includes a “freshness cooler” directly behind the point-of-order which showcases our fresh produce, 40 pound block of cheddar cheese and handmade pico de gallo. At January 3, 2017, 238 restaurants had freshness coolers. We are in the process of backcasting this element and expect it to be included in up to 300 restaurants by the end of 2017.

Promising Industry Segment. According to Technomic, a research and consulting firm servicing the foodservice industry, 2015 total sales increased 5.5% to $211.4 billion for Limited Service Restaurants (“LSRs”) in the Technomic Top 500. In 2015, the Mexican menu category for LSRs in the Technomic Top 500 grew 8.5%, outpacing the broader LSR category. We operate within the Mexican menu category of the broader LSR segment. With our QSR+ model, we believe that we offer QSR convenience and value with high quality fresh food associated with fast casual dining. According to the Technomic Top 500, the fast casual sub-segment grew 11.5% in 2015, to $33.8 billion in total sales. We believe that our differentiated menu, enhanced restaurant design, aligned service model and convenient locations position us to compete successfully against other LSR concepts, providing us with a large addressable market.

Positive Demographic Trends. We believe we are well positioned to benefit from a number of culinary and demographic trends in the United States. We expect that over time an improving macroeconomic environment will raise consumer demand for restaurant services, increasing sales. Furthermore, as indicated by recent growth in the Mexican restaurant category, we expect to benefit from increased acceptance of and preference for Mexican food in the United States. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to 56.6 million people in 2015, and is projected to reach 77.5 million in 2030. The growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population as a percentage of the total U.S. population is expected to increase from 16.3% in 2011 to 21.6% by 2030.

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

Experienced Leadership. Our senior management team has extensive operating experience, with an average of 20 years of experience each in the restaurant industry. We are led by Chief Executive Officer, Paul Murphy, who joined Del Taco in 2009. Other key members of our senior leadership team include John Cappasola, President and Chief Brand Officer, Steven Brake, Chief Financial Officer, and David Pear, Senior Vice President of Operations. Under Paul’s leadership, the team has developed and executed a successful brand re-positioning, with data-driven menu innovation, a dramatically improved customer experience through both operations and restaurant design, and new messaging through the Unfreshing Believable® advertising campaign. We believe the proven ability of the senior officers to work as a team will play a critical role in our ability to continue to achieve success in the future. We believe the senior management team is a key driver of Del Taco’s success and has positioned it well for long-term growth.

Our Growth Strategy

We believe our differentiated QSR+ positioning within a growing market segment combined with a disciplined business model and strong unit economics, will lead to significant growth opportunities. Our plan to enhance the brand’s competitive positioning and generate earnings per share growth involves several distinct strategies, including: expanding our store count in established markets where brand recognition is strong, driving restaurant sales growth, optimizing margins, and over time taking advantage of the significant “white space” in the United States where the Del Taco brand is not yet established.

Growing the Restaurant Base. We believe we are in the early stages of our growth story with 551 locations in 15 states (including one franchise-operated restaurant in Guam) as of January 3, 2017. We estimate, based on internal analysis and a study prepared by a leading national consulting firm, a long-term total restaurant potential in the United States of at least 2,000 locations. For the year ended January 3, 2017, we opened 8 new company-operated and 5 new franchise-operated restaurants, and in 2017 we intend to open 23 to 26 new system-wide restaurants across established and emerging markets including California, Georgia, Nevada, New Mexico, Oklahoma, Michigan, Arizona and Colorado. We believe that after 2017, the pace of development will continue to increase, with a continued focus on restaurants in markets where the brand is well established.

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

Menu Strategy and Innovation. We intend to continue to evolve our menu to create platforms that convey the differentiated QSR+ positioning and reinforce our “We Start with Fresh and Serve with Value” brand position. We believe we have opportunities for menu innovation as we look to provide customers more choices through quality/value platforms such as The Del Taco, Platos, Epic Burritos®, Handcrafted Ensaladas and Fresca Bowls. In addition, we will continue to tap in to the need for price/value offerings by building on the success of our value/variety Buck & Under Menu® and mid-tier products. Our marketing and operations teams have demonstrated an ability to collaborate to ensure that the items developed in our test kitchen can be executed to high standards in the restaurants with the speed, value and quality that our customers expect.

Driving Brand Awareness and Consumer Engagement. We engage consumers through 8 to 9 annual promotional windows which feature seasonal favorites such as shrimp tacos, quality enhancing platforms such as Platos, Fresca

Bowls and Handcrafted Salads, and strong value propositions showcased by the Buck & Under Menu® platform. The key points of differentiation are communicated through our “Un freshing Believable®" advertising campaign.

Restaurant Re-image Program. In 2012, we launched our restaurant re-image program, called Ambience Shake-Up, which was completed by all company-operated restaurants by mid-2013 at an average cost of approximately $45,000 per restaurant. The Ambience Shake-Up, together with the other elements of our integrated strategy, has contributed to the acceleration in same store sales by aligning the restaurant appearance with our brand image to support and drive our QSR + positioning. The re-imaged restaurants include revitalized exteriors and visual cues which highlight the quality and freshness of our ingredients, and provides a more modern feel and inviting experience in the dining areas. As of the date of this Form 10-K, 100% of company-operated restaurants and 96% of total system restaurants feature the new image.

Leverage Our Infrastructure. Since 2012, we have increased our restaurant contribution margin by 340 basis points, to 20.6%. Over time we believe we can continue to maximize our margins with effective menu pricing, by maintaining fiscal discipline, increasing fixed-cost leverage and enhancing our supply chain efforts. We currently have an infrastructure that allows us and our franchisees to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe over time, as our restaurant base matures and average unit volumes ("AUVs") increase, we will be able to leverage corporate costs as over time general and administrative expenses are expected to grow at a slower rate than revenues. As the restaurant base and restaurant sales expand, we will potentially have larger media budgets, allowing us to target specific opportunistic areas with incremental marketing campaigns.

Site Selection and Expansion

New Restaurant Development
We believe we are well positioned for growth with improved unit economics, desirable returns on invested capital, and a strong cash flow available for investment. For the year ended January 3, 2017, we opened 8 new company-operated restaurants and our franchisees opened 5 new restaurants, and in 2017 we intend to open between 23 and 26 new system-wide restaurants across our established and emerging markets. We believe that after 2017, the pace of development will continue to increase, with a continued focus on restaurants in in-fill markets where the brand is well established.

The strategy for restaurant development is three fold. First, in the near term, with an identified in-fill opportunity of an additional 300+ potential new trade areas for restaurant development (company-operated and franchise), we are accelerating our pipeline of in-fill locations to leverage the brand awareness, infrastructure and efficiencies of scale through what we believe is a lower risk, higher return expansion opportunity. Second, we will continue to develop company-operated restaurants in emerging markets such as Atlanta and Oklahoma City, establishing operational expertise, while recruiting additional franchisees to enable us to embed and scale our brand more rapidly. In some markets, we may explore a re-franchising strategy if we believe it will enhance growth opportunities and longer term earnings per share. Finally, over time we will be entering emerging new markets, primarily with new franchise partners and where appropriate, with company-operated restaurants. With substantial growth opportunities in established and emerging markets, efforts to expand into new markets will be carefully vetted and researched before they are undertaken and we expect that expansion into new emerging markets will be limited for the next few years.

Site Selection Process
We consider the location of a restaurant to be a critical variable in our long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations, utilizing quantitative and qualitative modeling. Our in-house development team has significant prior experience working at other limited and full service brands. For company-operated restaurants, we use a combination of our in-house development team and outside real estate brokers to locate, evaluate and negotiate leases for new sites, taking into account demographic characteristics, residential and daytime population thresholds, retail presence, traffic counts and traffic patterns, along with the potential visibility and accessibility of the restaurant. The process for selecting locations applies management’s experience and expertise to an extensive set of objective data. In addition, we use a third-party data analytics tool to assist in the site selection and obtain information from a separate third party to support the analysis. Because our restaurants perform well across a variety of neighborhoods and demographics, we have great flexibility in selecting new restaurant locations without taking on excessive operating risk.

We have primarily focused on developing freestanding or end-cap sites with drive-thrus. In the future, we may consider developing a prototype appropriate for other promising locations where a drive-thru is not feasible.

New company-operated and franchise-operated restaurants are reviewed by our real estate committee, which includes senior management. The committee monitors ongoing performance to inform future site selection decisions.

Restaurant Design
A typical Del Taco restaurant is a free-standing building with drive-thru service that ranges in size from 2,000 to 2,600 square feet. The design creates a colorful, bright and contemporary restaurant environment. The exterior of each restaurant features a signature Del Taco logo, color palette and artwork that reinforces the brand identify; the interior generally features an open kitchen and various visual “freshness cues” including a "freshness cooler" to highlight the commitment to freshly prepared food. The colorful and contemporary dining rooms, typically with seating for approximately 60 people, include a variety of comfortable booths and seating arrangements with contemporary surfaces, artwork, visual "freshness cues" and a color palette that reinforces brand identity. The typical design features large windows and soft lighting.

Our new company-operated restaurants are typically ground-up prototypes or conversions. We estimate that a restaurant will require an average total net cash investment of approximately $1.0 million, net of tenant allowances. On average, it takes approximately 18 months from identification of the specific site to the opening the restaurant. We have set processes and timelines to follow for all restaurant openings. Company-operated restaurants are constructed in approximately 13 weeks and the development and construction of new sites is the responsibility of the construction department. A conversion typically takes approximately 10 weeks to complete. The real estate department is responsible for locating and leasing potential restaurant sites and the construction department is then responsible for building the restaurants.

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

During the year ended December 30, 2014, we recorded impairment of long-lived assets charges totaling $9.6 million related to these 13 underperforming restaurants that generated negative restaurant contribution of approximately $1.6 million during the fifty-two weeks ended December 30, 2014. During the fourth quarter of fiscal 2015, we closed 12 of the 13 underperforming restaurants. Upon closure, we recorded restaurant closure charges totaling $4.5 million, offset by $2.7 million related to the reclassification of lease related liabilities, for a net charge of $1.8 million. The net charge of $1.8 million and additional charges of $0.2 million related to other prior restaurant closures or sublease income shortfalls are both included in restaurant closure charges, net on the consolidated statements of comprehensive income (loss) for the twenty-six weeks ended December 29, 2015. The charges for the 12 underperforming restaurants represent (1) the present value of the future lease obligations, net of estimated sublease income, (2) a lease termination payment, (3) brokerage commissions, (4) post closure rent, utilities, property tax and common area maintenance charges, (5) unused food and paper that could not be redeployed, (6) Worker Adjustment and Retraining Notification ("WARN") act and stay bonus payments to terminated employees, and (7) other direct costs associated with the closures. We believe the estimated sublease income will permit a substantial recovery of the future lease obligations, which helps mitigate the initial restaurant closure charge and future annual cash sublease shortfalls.

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

To ensure brand consistency and integrity across all system restaurants, we utilize an internal operations audit program. Each restaurant is audited two or more times per year, and each audit results in two scores – a customer experience score and a brand standards score. We also have food safety and quality assurance programs for all system restaurants. Our auditors are part of the operations support team and provide regular performance analysis to the leadership team.

Managers and Team Members
Each Del Taco restaurant typically has a general manager, four to six shift leaders, and two or three team leaders. There are also typically between 15 and 20 team members who prepare food and serve customers. Area Directors lead company-operated restaurants, with each typically responsible for approximately six to 12 restaurants. Overseeing the Area Directors are four Regional Directors, each responsible for approximately 55 to 100 restaurants. The franchise operations team utilizes six Franchise Business Consultants who each coach and oversee 10 to 60 franchise-operated restaurants. The Franchise Business Consultants report to the Vice President of Franchise Operations. The Senior Vice President of Operations has full accountability for both company-operated and franchise-operated restaurants, managing both sales and profitability targets and customer experience metrics.

Our hiring process is focused on identifying team members that are genuinely friendly, committed to preparing fresh food, and willing to ensure “every guest leaves happy.” We frequently cross-train our team members so they can fill any one of several positions to maximize labor efficiency. The investment in helping team members learn multiple skills and our internal promotion path has helped us build loyal teams that care about the success of their restaurant. Many team members and managers have been employed by us for longer than 5 years, and it is not rare to have team members with more than 10 years of seniority.

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

Franchise Program

Overview
We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of January 3, 2017, there were a total of 241 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 40 locations. As of January 3, 2017 and December 29, 2015, our top 12 franchisees operated over 56% and 50%, respectively, of our franchise-operated restaurants and 20 franchisees operated approximately 69% and 64%, respectively, of our franchise-operated restaurants. The existing franchise base consists of numerous successful, longstanding restaurant operators.

We believe that franchise revenue provides stable and recurring cash flows to us and, as such, we plan to continue expanding the base of franchise-operated restaurants. In established markets, we will encourage continued growth from current franchisees and assist them in identifying and securing new locations. In emerging and new markets, we will source highly qualified and experienced new franchisees for multi-unit development opportunities. We generally seek franchisees from successful, non-competitive brands operating within the expansion markets. We market franchise opportunities through strategic networking, participation in select industry conferences, our existing website and printed materials.

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

Marketing and Advertising

We run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. We complement this with email marketing to our Raving Fan E-Club, which allows us to reach nearly 675,000 members, and via social media through Facebook, which allows us to reach over 600,000 followers. We use our Raving Fan e-Club database to invite sub-sets of members to the taste panel facility, located at our corporate office.

Through our public relations efforts, we engage notable food editors and bloggers on a range of topics to help promote products. In addition, we engage in one on one conversations using a portfolio of social media platforms which include Facebook, Twitter and Instagram. We also use social media as a research and customer service tool, and apply insight we gain to future marketing efforts.

Purchasing and Distribution

To ensure an adequate supply of high-quality ingredients and other necessary supplies, we carefully select our suppliers. Our quality assurance department performs comprehensive supplier audits on a regular schedule to ensure that products conform to company standards. To ensure that prices are competitive, we use forward, fixed and formula pricing protocols where possible. We monitor industry news, trade issues, weather, political and world events that may affect supply prices and we proactively attempt to lock in favorable pricing.

We contract with a single primary foodservice distributor for substantially all of our food and supplies. Our relationship with our primary distributor has been in place since 1990, and we believe the long-term relationship yields benefits to us and our franchisees in terms of reliability and pricing. Franchisees are required to use the primary distributor and must purchase all food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Taco meat is the largest product cost item and represented approximately 11% of the total cost for food and paper for 2016. Fluctuations in supply and prices can significantly impact our restaurant profit performance. We actively manage cost volatility for our significant food and paper items by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from three months to two years depending on market conditions.

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

We license the use of our registered trademarks to franchisees through franchise agreements. The franchise agreements restrict franchisees’ activities with respect to the use of the trademarks and impose quality control standards in connection with goods and services offered in connection with the trademarks. Our general policy is to pursue and maintain registration of the service marks, trademarks and other intellectual property rights we use for our business in those countries where business strategy requires us to do so and to oppose vigorously any infringement or dilution of the service marks or trademarks in such countries.

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

Certain of our properties may be located on sites that have been used by prior owners or operators as retail gas stations or other historical uses with the potential for environmental impacts. It is possible that properties on which our restaurants are located or which we owned in the past may contain forms of environmentally hazardous materials. We are aware of contamination from a release of hazardous materials by a previous owner or operator at one owned property and two of our leased properties. We do not believe that we contributed to the contamination at these properties. The appropriate state agencies have been notified and these issues are being handled without disruption to our business. Under applicable federal and state environmental laws, the current owner or operator of these sites may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease almost all of our properties, or when we own the property we seek to obtain certain assurances from the prior owner or seek to obtain indemnity agreements from third parties, however, we cannot assure you that we will not be liable for environmental conditions relating to prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, operating expenses would likely increase and operating results could be materially adversely affected.

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

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We believe existing laws and regulations in these areas have not had a material effect on us, but should such laws become more stringent or should we face different regulations in new territories, it could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986 and various federal, state, and local laws governing such matters as minimum wages, overtime, paid sick leave, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. A significant portion of the hourly staff is paid at rates consistent with the applicable federal, state or local minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

For a discussion of the various risks we may face from regulation and compliance matters, see Item 1A. “Risk Factors.”

Management Information Systems

All of our company-operated and most franchise-operated restaurants use Aloha, a leading computerized point-of-sale system, which we believe is scalable to support our long-term growth plans. This point-of-sale system provides integrated, high speed credit card and gift card processing, specifically designed for the restaurant industry. The system collects daily transaction data, which generates information about daily sales, product mix and average transaction size that we actively analyze. It allows us to manage our products and pricing in every company-operated restaurant from the corporate office.

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

Employees

As of January 3, 2017, we had 7,368 employees, of whom 6,879 were hourly restaurant employees comprised of 5,354 crewmembers, 1,428 shift leaders and 97 assistant managers, and 311 salaried general managers. The remaining 178 employees were corporate office personnel or above restaurant level management. None of the employees are part of a collective bargaining agreement.

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

Executive Officers

The following table sets forth our current executive officers as of January 3, 2017:

Name	Age	Position
Paul J.B. Murphy, III	62	Chief Executive Officer
John D. Cappasola, Jr.	43	President and Chief Brand Officer
Steven L. Brake	44	Executive Vice President and Chief Financial Officer
David Pear	53	Senior Vice President of Operations

Paul J.B. Murphy, III has been our Chief Executive Officer since February 2009. From February 2009 to January 2017, Mr. Murphy also held the position of President. From 1996 to 2008, Mr. Murphy held various roles with Einstein Noah Restaurant Group, Inc. Mr. Murphy originally joined Einstein as Senior Vice President, Operations in 1997. He was promoted to Executive Vice President, Operations in 1998, and to Chief Operating Officer in 2002. In 2003, he was appointed President and Chief Executive Officer. Mr. Murphy holds a Bachelor’s Degree in Religious Studies from Washington & Lee University. Based on his extensive industry and management experience in the quick-service sector, his familiarity with us, his understanding of restaurant operations and his work at a franchisee organization, Mr. Murphy is well qualified to lead us and to also serve on our board.

John D. Cappasola, Jr. has been our President and Chief Brand Officer since January 2017. From 2012 to 2016, Mr. Cappasola was our Executive Vice President and has held the position of Chief Brand Officer since February 2011. Prior to that, Mr. Cappasola served as Vice President of Marketing since being appointed to that position in March 2009. From September 2008 to March 2009, he served as Vice President of Marketing Development. From August 2002 to September

2008, Mr. Cappasola held positions in marketing, strategic development, and operations at Blockbuster, Inc. of Dallas, Texas. Mr. Cappasola earned a Bachelor of Science degree in Business Management from California Coast University.

Steven L. Brake has been our Executive Vice President since July 2012. He is also the Chief Financial Officer and has held that position since April 2010 and previously served as Treasurer from March 2006 to April 2010 and as the Corporate Controller from September 2003 to March 2006. From December 1995 until September 2003, Mr. Brake was with Arthur Andersen and KPMG LLP. Mr. Brake is a licensed certified public accountant (inactive) and holds a Bachelor of Arts degree in Economics from the University of California, Irvine and a Masters in Business Administration from the Paul Merage School of Business at the University of California, Irvine.

David Pear has been our Senior Vice President of Operations since January 2012. From January 2009 to January 2012, Mr. Pear served as Director of DMA Operations for Taco Bell of Yum Brands. From 1985 to January 2009, Mr. Pear held various positions with Domino’s Pizza, Inc., including Vice President Operations for Arizona from 2004 to 2008, and West Zone Vice President from 1994 to 2004. Mr. Pear has over 26 years of restaurant experience. Mr. Pear earned a Bachelor of Business Administration degree from Eastern Michigan University.

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

Risks Related to Our Business and Industry
Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchise-operated restaurants or establishing new markets, which could materially adversely affect our growth.
One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened eight new company-operated restaurants and five new franchise restaurants in 2016 and plan to open an estimated 23 to 26 new system-wide restaurants in 2017. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

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
Due to brand recognition and logistical synergies, as part of our growth strategy, we intend to open new restaurants in areas where we have existing restaurants. The operating results and same store sales for our existing restaurants could be adversely affected due to close proximity with our other restaurants and market saturation.
As part of our longer term growth strategy, we may also enter into geographic markets in which we have little or no prior operating or franchising experience through company-owned restaurant growth and through franchise development agreements. The challenges of entering new markets include: difficulties in hiring and training experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been an important part of the success of company-operated and franchise-operated restaurants in our existing markets. In addition, restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense and successful management of enhanced business support systems, management information systems and financial controls as well as additional staffing, franchise support, capital expenditures and working capital.
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
The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. In the near term, we are accelerating our pipeline of in-fill locations to leverage the brand awareness, infrastructure and efficiencies of scale. The opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants that are operating at or near capacity to more effectively serve our customers.
We may not be able to compete successfully with other quick service and fast casual restaurants. Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
We face significant competition from restaurants in the quick service and fast casual dining segments of the restaurant industry. In addition, the Southern California and Las Vegas regions, the primary markets in which we compete, consist of very competitive Mexican-inspired quick service and fast casual markets. We expect competition in these markets and each of our other markets to continue to be intense because consumer trends are favoring limited service restaurants that offer healthier menu items made with better quality products and many quick service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location and type and quality of food. If our company-operated and franchise-operated restaurants cannot compete successfully with other quick service and fast casual restaurants in new and existing markets, we could lose customers and our revenue could decline.
Our company-operated and franchise-operated restaurants compete with national and regional quick service and fast casual restaurant chains for customers, restaurant locations and qualified management and other staff. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than we do. Among our competitors are a number of multi-unit, multi-market, fast casual restaurant concepts, some of which are expanding nationally. As they expand, we will face competition from these restaurant concepts as well as new competitors that strive to compete within our market segments. These competitors may have, among other things, lower operating costs, better locations, better facilities, better management, more effective marketing and more efficient operations. Additionally, we face the risk that new or existing competitors will copy our business model, menu options, brand presentation or ambience, among other things.
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
In addition, we license certain of our proprietary intellectual property, including our name and logos, to third parties. For example, we grant our franchisees a right to use certain of our trademarks in connection with their operation of the applicable restaurant. If a franchisee fails to maintain the quality of the restaurant operations associated with the licensed trademarks, the value of our trademarks could potentially be harmed. Negative publicity relating to the franchisee or licensee could also be incorrectly associated with Del Taco, which could harm our business. Failure to maintain, control and protect our trademarks and other proprietary intellectual property would likely have a material adverse effect on our business, financial condition and results of operations and on our ability to enter into new franchise agreements.
New restaurants, once opened, may not be profitable, and the increases in average restaurant revenue and same store sales that we have experienced in the past may not be indicative of future results.
Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 26 to 52 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. However, we cannot assure you that this will occur for future restaurant openings. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenue and same store sales may not increase at the rates achieved over the past several years, if at all. Our ability to operate new restaurants profitably and increase average restaurant revenue and same store sales will depend on many factors, some of which are beyond our control, including:

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
Our sales growth and ability to achieve profitability could be adversely affected if same store sales are less than we expect.
Our ability to increase the level of same store sales, which reflect the change in year-over-year sales for restaurants in the accounting period following 18 months of operations, will affect our sales growth and will continue to be a critical factor affecting our ability to generate profits because the restaurant contribution margin on same store sales increases is generally higher than the restaurant contribution on new restaurant sales. Our ability to increase same store sales depends in part on our ability to successfully implement our initiatives to increase sales. It is possible such initiatives will not be successful, that we will not achieve our target same store sales growth or that the change in same store sales could be negative, which may cause a decrease in sales growth and our ability to achieve profitability that would have a material adverse effect on our business, financial condition and results of operations. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Performance Indicators-Same Store Sales Growth.”
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

•
financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market (including the potential for rising interest rates), which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;

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
We have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage, and increases in the minimum wage will increase our labor costs.
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and to $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage would increase to $10.50 per hour in 2017, $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 369 restaurants in California of which 253 are company-operated and 116 are franchise-operated.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.24 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 25 company-owned restaurants and eight franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage will increase to $10.50 per hour in 2018, $11.00 per hour in 2019, and $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 33 franchise-operated restaurants.
Other municipalities may set minimum wages above the applicable federal or state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Additional federally-mandated, state-mandated or locally mandated minimum wages may be raised in the future. Furthermore, on July 1, 2015, the Healthy Workplaces, Healthy Families Act of 2014 went into effect for California employees, which provides up to three days of paid sick leave for employees who work more than 30 days within a year. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if our menu prices are increased to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and profitability.
Changes in food and supply costs or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, beverage syrup, chicken, cheese, french fries, tortillas, taco shells, fresh produce, soybean oil and other proteins, could have a material adverse effect on our business, financial condition and results of operations. Particularly, the cost of ground beef, our largest commodity expenditure and the only commodity that accounts for more than 10% of our total food and paper costs, increased significantly several years ago as a result of a reduction in the U.S. cattle supply, coupled with an increase in world demand for beef. We currently purchase beef with fixed pricing contracts to reduce our exposure to potential price fluctuations. The market for beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand, relative strength of the U.S. dollar and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, potential cross-border taxes or tariffs, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For instance, in recent years, our cost of eggs increased materially due to the impact of the avian flu which infected much of the domestic egg laying flock and created a temporary but significant reduction in supply. Additionally, a substantial volume of produce and other items are procured from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
We have contracts with a limited number of suppliers for the food and supplies of our restaurants. If any of our suppliers perform inadequately, or our supply relationships are disrupted for any reason, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from our menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, although we provide modestly priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on only one company to distribute substantially all of our products to company-operated and franchise-operated restaurants. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.
One company distributes substantially all of the products we receive from suppliers to company-operated and franchise-operated restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our distribution relationships for any reason, our business, financial condition, results of operations and cash flows could be materially adversely affected. If we or our franchisees must temporarily close a restaurant or remove popular items from a restaurant’s menu, that restaurant may experience a significant reduction in revenue during the time affected by the shortage and thereafter if our customers change their dining habits as a result.
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
Negative publicity relating to one of our restaurants, including one of our franchise-operated restaurants, could reduce sales at some or all of our other restaurants.
Our success is dependent in part upon our ability to maintain and enhance the value of our brand, consumers’ connection to our brand and positive relationships with our franchisees. We may, from time to time, be faced with negative publicity relating to food quality, public health concerns, restaurant facilities, customer complaints or litigation alleging illness or injury, health inspection scores, integrity of our or our suppliers’ food processing, employee relationships or other matters, regardless of whether the allegations are valid or whether we are held to be responsible. The negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant or franchise involved to affect some or all of our other restaurants. The risk of negative publicity is particularly great with respect to our franchise-operated restaurants because we are limited in the manner in which we can regulate them, especially on a real-time basis. The considerable expansion in the use of social media over recent years can further amplify any negative publicity that could be generated by such incidents.
Additionally, employee claims against us based on, among other things, wage and hour violations, discrimination, harassment or wrongful termination may also create negative publicity that could adversely affect us and divert our financial and management resources that would otherwise be used to benefit the future performance of our operations. A significant increase in the number of these claims or an increase in the number of successful claims would have a material adverse effect on our business, financial condition and results of operations. See Note 17, Commitments and Contingencies, in the notes to the consolidated financial statements. Consumer demand for our products and our brand’s value could diminish significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us or our products, which would likely result in lower sales and could have a material adverse effect on our business, financial condition and results of operations.

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
We have a vigorous food safety program in our restaurants designed to meet local and state regulations that we continue to update, optimize and strengthen. We have established in our nearly 53 year history, systems and standards with our suppliers and in our restaurants to ensure the safety of our food for our guests.
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
We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. We are aware of contamination from a release of hazardous materials by a previous owner or operator at one owned property and two of our leased properties. We do not believe that we contributed to the contamination at these properties. The appropriate state agencies have been notified and these issues are being handled without disruption to our business. Environmental conditions relating to releases of hazardous substances at a prior, existing or future restaurant could have a material adverse effect on our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could have a material adverse effect on our business, financial condition and results of operations.
Changes in economic conditions and other unforeseen conditions, particularly in the markets in which we operate, could have a material adverse effect on our business, financial condition and results of operations.
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit, increased interest rates, or other economic factors that may affect consumer discretionary spending. Average restaurant revenue could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis, which could have a material adverse effect on our business, financial condition and results of operations.
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
Adverse weather conditions in states in which we operate, or in the future may operate, could have a disproportionate impact on our overall results of operations. In particular, our business is significantly concentrated in Southern California, and as a result, we could be disproportionately affected by adverse weather specific to this market. Adverse weather conditions and prolonged or severe inclement weather may also impact customer traffic at our restaurants, and, in more severe cases, cause temporary restaurant closures, sometimes for prolonged periods. Most of our restaurants have outdoor seating, and the effects of adverse weather may impact the use of these areas and may negatively impact our revenue. In addition, natural or man-made disasters occurring in the markets in which we operate, such as terrorist attacks, tornadoes, earthquakes, hurricanes, floods, droughts, fires or other natural or man-made disasters, could have a material adverse effect on our business, financial condition and results of operations, as such events could result in restaurant closures for an extended duration and lower customer traffic at our restaurants. If restaurant revenue decreases, our profitability could decline as we spread fixed costs across a lower level of sales. Reductions in staff levels, asset impairment charges and potential restaurant closures could result from prolonged negative same store sales, which would have a material adverse effect on our business, financial condition and results of operations.

Our business is geographically concentrated in Southern California, and we could be negatively affected by conditions specific to that region.
Our company-operated and franchise-operated restaurants in Southern California generated, in the aggregate, approximately 78% and 77% of our revenue for both the years ended January 3, 2017 and December 29, 2015, respectively. During the recent economic crisis and recession, our business was materially adversely affected by a decrease in revenues from these restaurants due to adverse economic conditions in Southern California, including increased unemployment, declining home prices and increased foreclosures. In addition, there is the potential for catastrophic events such as local strikes, increases in energy prices, earthquakes, explosions or other natural or man-made disasters which could materially adversely affect our business. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California as a whole, including but not limited to enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. As of December 2016, unemployment in California was 5.0% compared to the U.S. unemployment rate of 4.7%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in this market, we will be disproportionately affected by any adverse economic conditions in this market compared to other national chain restaurants.
The challenging economic environment may affect our franchisees, with adverse consequences to us.
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging economic environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a material adverse effect on our business due to loss or delay in payments of royalties, information technology (“IT”) support service fees, contributions to our advertising funds, and other fees. Our top 12 franchisees accounted for approximately 56.3% and 52.5% of our total franchise revenue for the years ended January 3, 2017 and December 29, 2015, respectively, and the top 20 franchisees accounted for approximately 68.7% and 67.8% of total franchise revenue for the years ended January 3, 2017 and December 29, 2015, respectively. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, thereby negatively impacting our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.
Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop them. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain the necessary permits and government approvals or meet construction schedules. Any of these problems could slow our growth and limit our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them under acceptable terms, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, we sublease certain restaurants to certain existing franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, we would be financially obligated under a master lease and could be materially adversely affected.
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
Franchisees are independent business operators and are not our employees and we do not exercise control over the day-to-day operations of their restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchise-operated restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire, train and retain qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could decline significantly.
Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. This may lead to disputes, including potential litigation, with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. To the extent we have such disputes or litigation, the attention, time and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
New information or attitudes regarding diet and health could result in changes in regulations and consumer consumption habits, which could have an adverse effect on our business, financial condition and results of operations.
Regulations and consumer eating habits may change as a result of new information or attitudes regarding diet and health. Such changes may include responses to scientific studies on the health effects of particular food items or federal, state and local regulations that impact the ingredients and nutritional content of the food and beverages we offer. The success of our restaurant operations is dependent, in part, upon our ability to effectively respond to changes in any consumer attitudes or health regulations and our ability to adapt our menu offerings to trends in food consumption, especially fast-moving trends. If consumer health regulations or consumer eating habits change significantly, we may choose or be required to modify or delete certain menu items, which may adversely affect the attractiveness of our restaurants to new or returning customers. While we generally find that changes in consumer eating habits occur gradually, providing us with sufficient time to adapt our restaurant concept accordingly, changes in consumer eating habits can occur rapidly, often in response to published research or study information, which puts additional pressure on us to adapt quickly. To the extent we are unwilling or unable to respond with appropriate changes to our menu offerings in an efficient manner, it could materially affect consumer demand and have an adverse impact on our business, financial condition and results of operations.
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
In 2010, the PPACA was signed into law in the United States to require health care coverage for many uninsured individuals and expand coverage to those already insured. The PPACA requires us to offer healthcare benefits to all full-time employees (including full-time hourly employees) that meet certain minimum requirements of coverage and affordability, or face penalties. We began to offer such benefits on January 1, 2015 to all eligible employees, and may incur substantial additional expense due to organizing and maintaining the plan which we anticipate will be more expensive on a per person basis and will extend to an increased number of employees who we anticipate may elect to obtain coverage through this healthcare plan which we subsidize in part. If we fail to offer such benefits, or the benefits we elect to offer do not meet the applicable requirements, we may incur penalties. Since the PPACA also requires individuals to obtain coverage or face individual penalties, employees who are currently eligible but elect not to participate in our healthcare plans may find it more advantageous to do so when such individual penalties increase in size. It is also possible that by making changes or failing to make changes in the healthcare plans offered by us, we will become less competitive in the market for our labor. Finally, maintaining the requirements of the PPACA may impose additional administrative costs. The continued costs and other effects of these healthcare requirements cannot be determined with certainty, but they may significantly increase our healthcare coverage costs and could have a material adverse effect on our business, financial condition and results of operations.
We depend on our senior management team and other key employees, and the loss of one or more key personnel or an inability to attract, hire, integrate and retain highly skilled personnel could have an adverse effect on our business, financial condition and results of operations.
Our success depends largely upon the continued services of our key executives. We also rely on our leadership team in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities, arranging necessary financing and leading general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of our executive officers or other key employees could have a serious adverse effect on our business. The replacement of one or more of our executive officers or other key employees would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.
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
Labor is a primary component in the cost of operating our company-owned and franchise-operated restaurants. If we face labor shortages or increased labor costs because of lower levels of unemployment, increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with paid sick leave, health insurance coverage and workers compensation), our operating expenses could increase and our growth could be negatively impacted. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Our inability to recruit or retain qualified employees, due to competition or lack of qualified applicants, may delay planned openings of new restaurants, result in higher labor costs or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.
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

Changes in employment laws may adversely affect our business.
Various federal, state and local labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, paid sick leave requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

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
Our ability to manage our debt is dependent on our level of positive cash flow from company-operated and franchise-operated restaurants, net of costs. The recent economic downturn negatively impacted our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance existing debt or to obtain additional debt financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the debt covenants in our credit agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings which would have a material adverse effect on business and financial condition.
We have significant debt and if we are unable to repay our debt when it becomes due or comply with our obligations in the underlying credit agreement, our business, financial condition and results of operations could be materially harmed.
At January 3, 2017, we had total debt obligations of $176.7 million (excluding any debt discount and deferred financing costs, and including capital lease obligations and deemed landlord financing liabilities), and $72.5 million available for borrowings under our revolving credit facility. Our level of indebtedness could have significant effects on our business, such as:

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

•
exposing us to risks inherent in interest rate fluctuations and the risk of increased interest rates because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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
As of January 3, 2017, we only own real property underlying four company-operated restaurants. Payments under our operating leases account for a significant portion of our operating expenses and we expect that substantially all of the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have an initial term of 15 to 20 years with up to four renewal options of five years each. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Additional sites that we lease are likely to be subject to similar long-term non-

cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. During the fourth quarter of fiscal 2015, we closed twelve company-operated restaurants as previously planned. We recorded restaurant closure charges totaling $4.5 million, offset by $2.7 million related to the reclassification of lease related liabilities, for a net charge of $1.8 million. The net charge of $1.8 million and additional charges of $0.2 million related to other prior restaurant closures or sublease income shortfalls are both included in restaurant closure charges, net on the consolidated statements of comprehensive income (loss) for the twenty-six weeks ended December 29, 2015. The charges for the 12 underperforming restaurants were based on (1) the estimated present value of the future lease obligations net of estimated sublease income, (2) a lease termination payment, (3) brokerage commissions, (4) post closure rent, utilities, property tax and common area maintenance charges, (5) unused food and paper that could not be redeployed, (6) WARN act and stay bonus payments to terminated employees, and (7) other direct costs associated with the closures. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.
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
Our business is subject to the risk of litigation by employees, consumers, suppliers, franchisees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility of managers and failure to pay for all hours worked. We have been a party to wage and hour and overtime eligibility of managers class action lawsuits in the past, and we presently face one wage and hour and one overtime eligibility of managers putative class action lawsuits in California state court.
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
DTH incurred net losses for the fifty-two weeks ended December 30, 2014 principally driven by its level of indebtedness, non-cash impairment of long-lived asset charges, transaction-related costs and debt modification costs. We may incur net losses in the future if our level of indebtedness and associated interest expense increases, if we incur impairment of intangible assets or long-lived asset charges, transaction-related costs or debt modification costs or other non-operational charges or if our operational performance deteriorates. Accordingly, we cannot assure you that we will sustain profitability in future years.

Changes to accounting rules or regulations may adversely affect the reporting of our results of operations.
Changes to existing accounting rules, including the new lease standard issued in February 2016, or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the new lease standard will require lessees to capitalize operating leases in their financial statements in fiscal 2019. Such change will require us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations.
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
Outstanding warrants to purchase an aggregate of 6,424,373 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share, or $73.9 million in the aggregate for all shares underlying these warrants, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
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
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock has been and could in the future be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this proxy statement and others such as:

•	variations in our operating performance and the performance of our competitors or restaurant companies in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	alleged or actual occurrences of food-borne illnesses;

•	alleged or actual occurances of security breaches in which credit and debit card information has been stolen;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.
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
Our quarterly operating results may fluctuate significantly because of several factors, including:

•	the timing of new restaurant openings and related expense;

•	restaurant operating costs for our newly-opened restaurants;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	changes in interest rates;

•	increases and decreases in AUVs and same store sales growth;

•	impairment of long-lived assets and any loss on restaurant closures;

•	macroeconomic conditions, both nationally and locally;

•	negative publicity relating to products we serve;

•	changes in consumer preferences and competitive conditions;

•	expansion to new markets;

•	increases in infrastructure costs; and

•	fluctuations in commodity prices.

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
There are 3,300,000 shares of common stock reserved and authorized for issuance under our incentive plans. As of January 3, 2017, we had an aggregate of 1,666,842 shares of common stock available for grant for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion on our common stock, our stock price would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
We will incur significant increased expenses and administrative burdens as a public company, which could have a material adverse effect on our business, financial condition and results of operations.
We will face increased legal, accounting, administrative and other costs and expenses as a new public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and NASDAQ, impose additional reporting and other obligations on public companies. Compliance with public company requirements has increased our costs and made some activities more time-consuming. A number of those requirements have required us to carry out activities we have not done previously. For example, we have created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, we have incurred and will continue to incur additional expenses associated with our SEC reporting requirements and compliance under Section 404(b) of the Sarbanes-Oxley Act. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our auditors identify a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. It is also more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed on us by these rules and regulations have and will continue to increase our legal and financial compliance costs. These increased costs will require us to divert a significant amount of time and money that we could otherwise use to expand our business and achieve our strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase our costs.
Because we have not paid or declared any cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have not historically paid any cash dividends. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior secured credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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
We are not currently required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year we become a large accelerated filer or the date we are no longer an emerging growth company, which may be up to five full fiscal years following LAC’s initial public offering.
To comply with the requirements of being a public company, we are undertaking various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit resources. In addition, we may identify material weaknesses in our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404.
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
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law ("DGCL"), which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our restaurants are primarily free-standing or, to a much lesser extent, end-cap facilities. Ninety-nine percent of restaurants feature a drive-thru. As of January 3, 2017, for all but four of the company-operated restaurants, we lease the land on which our restaurants are built. Leases generally have initial terms of 20 years, with two or four renewal terms of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of January 3, 2017, we own four properties and currently operate the restaurants on these properties. In addition, we lease 306 properties for company-operated restaurants. As of January 3, 2017, our restaurant system consisted of 551 restaurants comprised of 310 company-operated restaurants and 241 franchise-operated restaurants located in 15 states throughout the United States, including one franchise located in Guam.

We lease our executive offices, consisting of approximately 37,500 square feet in Lake Forest, California, for a term expiring in 2026, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of January 3, 2017.

State	Company-Operated	Franchise-Operated	Total
California	253	116	369
Nevada	43	1	44
Arizona	3	33	36
Utah	—	32	32
Colorado	—	22	22
Georgia	8	1	9
Oregon	—	8	8
Idaho	—	7	7
New Mexico	—	7	7
Michigan	—	6	6
Oklahoma	3	—	3
Washington	—	3	3
Florida	—	2	2
South Carolina	—	1	1
Texas	—	1	1
Guam	—	1	1
Total	310	241	551

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
The following table sets forth the high and low sales prices for shares of our common stock and warrants for the quarterly periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2016:
First Quarter	$11.10	$8.37	$3.70	$1.70
Second Quarter	$10.78	$8.89	$2.71	$1.71
Third Quarter	$11.40	$8.43	$3.24	$1.65
Fourth Quarter	$15.32	$10.75	$5.70	$2.85

Fiscal 2015:
First Quarter	$11.48	$9.69	$2.20	$0.35
Second Quarter	$17.25	$11.05	$6.88	$2.20
Third Quarter	$16.48	$12.26	$6.52	$3.42
Fourth Quarter	$15.18	$9.71	$5.41	$2.63

Holders
As of March 6, 2017, there were 22 holders of record of our common stock and 2 holders of record of our warrants. A number of our stockholders and warrant holders held their shares and warrants in street name and some shares and warrants are held of record by banks, brokers and other financial institutions; therefore, we believe there are substantially more beneficial owners of our common stock and warrants.

Dividends
We have not declared or paid dividends on our common stock since we became a public company. Our board of directors re-evaluates this policy periodically. Any determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements, and such other factors as the board of directors deems relevant. In addition, the amount of dividends we may pay is subject to the restricted payment provisions of our senior secured credit facility. See the Liquidity and Capital Resources section under Part II-Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on the restricted payment provisions of our senior secured credit facility. Further, if we incur any additional indebtedness, our ability to declare dividends may be limited by restrictive covenants that we may agree to in connection therewith.

Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fourth quarter of Fiscal 2016.
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-three weeks ended January 3, 2017, we repurchased

1,347,300 shares of common stock in open market transactions under the share repurchase program for an average price per share of $10.00 for an aggregate cost of approximately $13.5 million including incremental direct costs to acquire the shares. During the fifty-three weeks ended January 3, 2017, we repurchased 699,007 warrants in open market transactions and privately negotiated transactions under the share repurchase program for an average price per share of $2.54 for an aggregate cost of approximately $1.8 million including incremental direct costs to acquire the warrants. As of January 3, 2017 (Successor), there was approximately $34.8 million remaining under the share repurchase program. The amount and timing of additional purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and warrants and general market conditions.
The following table summarizes shares and warrants repurchased during the fiscal year ended January 3, 2017 (Successor). The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
September 7, 2016 - October 4, 2016	212,510	222,201	$11.16	$3.45	1,347,300	699,007	$34,759,804
October 5, 2016 - November 1, 2016	—	—	$—	$—	1,347,300	699,007	$34,759,804
November 2, 2016 - November 29, 2016	—	—	$—	$—	1,347,300	699,007	$34,759,804
November 30, 2016 - January 3, 2017	—	—	$—	$—	1,347,300	699,007	$34,759,804
Total	212,510	222,201

Comparative Share Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite, and (3) the S&P 600 Restaurants Index, for the period January 8, 2014 (the first day our common stock was traded following our initial public offering) through January 3, 2017. The graph assumes the value of the investment in our common stock and each index was $100.00 on January 8, 2014 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.
*$100 invested on January 8, 2014 in stock or index, including reinvestment of dividends

	January 8, 2014	December 30, 2014	December 29, 2015	January 3, 2017
Del Taco Restaurants, Inc.	$100.00	$103.29	$113.59	$152.02
NASDAQ Composite	$100.00	$114.69	$122.62	$130.33
S&P 600 Restaurants Index	$100.00	$128.13	$123.10	$141.91

ITEM 6.    Selected Financial Data

	Successor (1)		Predecessor (1)
	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013	January 1, 2013
Statement of Operations Data:
Revenue:
Company restaurant sales	$434,064	$206,939	$200,676	$380,800	$356,306	$345,590
Franchise revenue	15,676	7,328	6,693	12,973	12,515	12,409
Franchise sublease income	2,343	1,183	1,183	2,251	2,167	2,142
Total revenue	452,083	215,450	208,552	396,024	370,988	360,141
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,116	59,263	57,447	110,708	105,492	102,530
Labor and related expenses	135,725	61,448	61,120	116,920	108,788	109,534
Occupancy and other operating expenses	88,908	43,191	43,611	82,021	77,205	73,929
General and administrative	37,220	17,501	14,850	28,136	23,112	23,184
Depreciation and amortization	23,129	11,276	8,252	18,752	19,850	17,699
Occupancy and other - franchise subleases	2,207	1,140	1,109	2,145	2,073	2,060
Pre-opening costs	731	366	276	462	596	1,080
Impairment of long-lived assets	—	—	—	9,617	—	—
Restaurant closure charges, net	435	2,015	94	82	298	716
Loss (gain) on disposal of assets	312	3	99	(151)	209	35
Total operating expenses	408,783	196,203	186,858	368,692	337,623	330,767
Income from operations	43,300	19,247	21,694	27,332	33,365	29,374
Other expense, net:
Interest expense	6,327	3,652	11,491	30,895	35,613	38,291
Other income	—	(220)	—	—	—	—
Transaction-related costs	731	12,972	7,255	1,936	—	—
Debt modification costs	—	78	139	1,241	4,178	—
Change in fair value of warrant liability	—	—	(35)	1,417	33	(2,634)
Total other expense, net	7,058	16,482	18,850	35,489	39,824	35,657
Income (loss) from operations before provision for income taxes	36,242	2,765	2,844	(8,157)	(6,459)	(6,283)
Provision for income taxes	15,329	112	740	1,098	80	1,939
Net income (loss)	$20,913	$2,653	$2,104	$(9,255)	$(6,539)	$(8,222)

	Successor (1)		Predecessor (1)
	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013	January 1, 2013
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$57,546	$17,085	$10,083	$45,476	$41,325	$43,654
Net cash (used in) provided by investing activities	(47,654)	42,566	(15,284)	(18,068)	(19,997)	(27,380)
Net cash (used in) provided by financing activities	(11,291)	(49,457)	1,820	(24,926)	(19,527)	(17,258)

	Successor (1)		Predecessor (1)
(Amounts in thousands)	January 3, 2017	December 29, 2015	December 30, 2014		December 31, 2013
Balance Sheet Data:
Cash and cash equivalents	$8,795	$10,194	$8,553		$6,071
Property and equipment, net (3)	138,320	114,030	85,164		93,464
Total assets	727,157	703,572	549,319	(4)	555,810	(4)
Total debt, net (5)	175,331	169,693	322,683	(4)	330,476	(4)
Total shareholders' equity	377,333	368,377	81,404		89,898

	Successor (1)		Predecessor (1)
	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013	January 1, 2013
Other Operating Data (unaudited):
Restaurant Contribution (6)	$89,315	$43,037	$38,498	$71,151	$64,821	$59,597
As a % of Company Restaurant Sales	20.6%	20.8%	19.2%	18.7%	18.2%	17.2%
EBITDA (7)	65,698	17,693	22,584	41,346	48,626	49,090
As a % of Total Revenue	14.5%	8.2%	10.8%	10.4%	13.1%	13.6%
Adjusted EBITDA (7)	71,396	34,041	30,947	58,848	55,608	51,991
As a % of Total Revenue	15.8%	15.8%	14.8%	14.9%	15.0%	14.4%
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

(2)
We use a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2016, fiscal year 2015, fiscal year 2014, fiscal year 2013 and fiscal year 2012 ended on January 3, 2017, December 29, 2015, December 30, 2014, December 31, 2013 and January 1, 2013, respectively. In a 52-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 16 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 17 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal year 2016 was a 53-week fiscal year. Fiscal year 2015, fiscal year 2014, fiscal year 2013 and fiscal year 2012 were 52-week fiscal years.

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

(5)
Total debt, net as of January 3, 2017 and December 29, 2015, consists of borrowings under our revolving credit facility, as well as capital lease obligations and deemed landlord financing liabilities. Total debt as of December 30, 2014 and December 31, 2013 consists of borrowings under DTH's senior credit facility and subordinated notes, as well as capital lease obligations and deemed landlord financing liabilities. The December 30, 2014 outstanding balance of the subordinated notes of $111.2 million was paid in full on March 20, 2015. We refinanced our senior credit facility in August 2015. Refer to Note 8 in the notes to the consolidated financial statements for additional information.

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
A reconciliation of company restaurant sales to restaurant contribution is provided below:

	Successor		Predecessor
	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
(Amounts in thousands)	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013	January 1, 2013
Company restaurant sales	$434,064	$206,939	$200,676	$380,800	$356,306	$345,590
Restaurant operating expenses	344,749	163,902	162,178	309,649	291,485	285,993
Restaurant contribution	$89,315	$43,037	$38,498	$71,151	$64,821	$59,597

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
A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Successor		Predecessor
	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013	January 1, 2013
Net income (loss)	$20,913	$2,653	$2,104	$(9,255)	$(6,539)	$(8,222)
Non-GAAP adjustments:
Provision for income taxes	15,329	112	740	1,098	80	1,939
Interest expense	6,327	3,652	11,491	30,895	35,613	38,291
Depreciation and amortization	23,129	11,276	8,249	18,608	19,472	17,082
EBITDA	65,698	17,693	22,584	41,346	48,626	49,090
Stock-based compensation expense (a)	4,096	1,498	532	954	1,290	3,087
Loss (gain) on disposal of assets (b)	312	3	99	(151)	209	35
Impairment of long-lived assets (c)	—	—	—	9,617	—	—
Restaurant closure charges, net (d)	435	2,015	94	82	298	716
Amortization of favorable and unfavorable lease assets and liabilities, net (e)	(607)	(364)	3	144	378	617
Debt modification costs (f)	—	78	139	1,241	4,178	—
Transaction-related costs (g)	731	12,972	7,255	1,936	—	—
Change in fair value of warrant liability (h)	—	—	(35)	1,417	33	(2,634)
Pre-opening costs (i)	731	366	276	462	596	1,080
Insurance reserves adjustment (j)	—	—	—	1,800	—	—
Other income (k)	—	(220)	—	—	—	—
Adjusted EBITDA	$71,396	$34,041	$30,947	$58,848	$55,608	$51,991

(a)	Includes non-cash, stock-based compensation.

(b)
Loss (gain) on disposal of assets includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions and gains from disposal of assets related to eminent domain.

(c)	Includes costs related to impairment of long-lived assets.

(d)	Includes costs related to future obligations associated with the closure or net sublease shortfall of restaurants.

(e)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(f)	Includes costs associated with debt refinancing transactions in April 2013, April 2014, March 2015 and August 2015.

(g)
Includes costs related to the offer to exchange the Company's common stock for each outstanding warrant in August 2016, the strategic sale process which commenced during 2014 and resulted in the March 2015 Stock Purchase Agreement with the Levy Newco Parties and the June 2015 Business Combination consummated pursuant to the Merger Agreement, and costs related to the secondary offering of common stock completed in October 2015.

(h)
Relates to fair value adjustments to the warrants to purchase shares of common stock of DTH that had been issued to certain of DTH’s equity shareholders, all of which were exchanged for shares of common stock of DTH on March 20, 2015.

(i)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

(j)	Includes a $1.8 million increase in fiscal 2014 in workers’ compensation expense due to higher payments and reserves related to underlying claims activity.

(k)
Gain of $0.2 million recorded in fiscal 2015 based on the amount of the liquidating distribution received in excess of our investment in four public partnerships. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, possible stock and warrant repurchases and estimates of our effective tax rates that could cause actual results to differ materially from Del Taco management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements.
As a result of the Business Combination (as defined in Note 1 to the consolidated financial statements included in this annual report on Form 10-K), we are the acquirer for accounting purposes, and Del Taco Holdings, Inc. ("DTH") is the acquiree and accounting predecessor. Our financial statement presentation distinguishes a "Predecessor" for DTH for periods prior to the Closing Date. We are the "Successor" for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities and expenses. As a result, financial information as of January 3, 2017 and for the fifty-three weeks ended January 3, 2017 may not be comparable to Del Taco’s financial information for the fifty-two weeks ended December 29, 2015, which includes Del Taco's Predecessor financial information for the twenty-six weeks ended June 30, 2015.. Therefore, we did not combine certain financial information for the twenty-six weeks ended December 29, 2015 with Del Taco’s Predecessor financial information for the twenty-six weeks ended June 30, 2015 for comparison purposes. We have combined our same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, impairment of long-lived assets, restaurant closure charges and loss on disposal of assets for the twenty-six weeks ended December 29, 2015 with Del Taco’s Predecessor same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, impairment of long-lived assets, restaurant closure charges and loss on disposal of assets for the twenty-six weeks ended June 30, 2015. Same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure and loss on disposal of assets were not affected by acquisition accounting. Refer to Notes 2 and 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information on the acquisition accounting for the Business Combination.

Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2016 is the 53-week period ended January 3, 2017 ("Fiscal 2016"). Fiscal year 2015 is the 52-week period ended December 29, 2015 ("Fiscal 2015"). Fiscal year 2014 is the 52-week period ended December 30, 2014 ("Fiscal 2014"). For Fiscal 2016, the Company's financial statements reflect the fifty-three weeks ended January 3, 2017 (Successor). For Fiscal 2015, the Company’s financial statements reflect the twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor). For Fiscal 2014, the Company’s financial statements reflect the fifty-two weeks ended December 30, 2014 (Predecessor).
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of January 3, 2017, we have 551 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.13 during Fiscal 2016, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. Same store sales growth for the 53rd week was calculated by comparing it to the “like week” in the prior year. The following table shows the same store sales growth for the fifty-three weeks ended January 3, 2017 and the fifty-two weeks ended December 29, 2015 and December 30, 2014, respectively:

	53 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Company-operated same store sales	4.7%	6.4%	5.3%
Franchise-operated same store sales	4.9%	6.2%	5.2%
System-wide same store sales	4.8%	6.3%	5.2%

The increase in company-operated same store sales in the fifty-three weeks ended January 3, 2017 was driven by an increase in average check size of 4.5% and an increase in traffic of 0.2% compared to the fifty-two weeks ended December 29, 2015. The increase in company-operated same store sales in the fifty-two weeks ended December 29, 2015 was driven by an increase in average check size of 4.8% and an increase in traffic of 1.6% compared to the fifty-two weeks ended December 30, 2014. The increase in company-operated same store sales in the fifty-two weeks ended December 30, 2014 was driven by an increase in average check size of 3.1% and an increase in traffic of 2.2% compared to the fifty-two weeks ended December 31, 2013.
Restaurant Development
Del Taco restaurant counts at the end of the fifty-three weeks ended January 3, 2017 and the fifty-two weeks ended December 29, 2015 and December 30, 2014 are as follows:

	53 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	December 30, 2014
Company-operated restaurant activity:
Beginning of period	297	304	300
Openings	8	6	5
Closures	(1)	(13)	(1)
Purchased from franchisee	6	—	—
Restaurants at end of period	310	297	304
Franchise-operated restaurant activity:
Beginning of period	247	243	247
Openings	5	6	6
Closures	(5)	(2)	(10)
Restaurants sold to Company	(6)	—	—
Restaurants at end of period	241	247	243
Total restaurant activity:
Beginning of period	544	547	547
Openings	13	12	11
Closures	(6)	(15)	(11)
Restaurants at end of period	551	544	547

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open an estimated 23 to 26 system-wide restaurants in Fiscal 2017. From time to time, we and our franchisees may close restaurants.

Restaurant Re-Imaging
We and our franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of the date of this Form 10-K, 96% of our system restaurants feature our current image through a re-image or new prototype design, including all 310 restaurants that are company-operated. The ASU remodeling program involved a use of cash and impacted net property and depreciation line items on the consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant remodels varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. We believe the ASU remodeling program is an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.

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
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of January 3, 2017, December 29, 2015, and December 30, 2014, there were 298, 288 and 296 restaurants, respectively, in the comparable company-operated restaurant base. As of January 3, 2017, December 29, 2015, and December 30, 2014, there were 230, 237 and 235 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
EBITDA and Adjusted EBITDA as presented in this annual report are supplemental measures of performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss), income from operations or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
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
Labor and Related Expenses
Labor and related expenses include all restaurant-level management and hourly labor costs, including wages, benefits, bonuses, workers’ compensation expense, group health insurance, paid leave and payroll taxes. Like other expense items, we expect labor and related expenses to grow proportionately as company restaurant sales grows. Factors that influence fluctuations in labor and related expenses include minimum wage, paid sick leave and payroll tax legislation, health care and workers compensation costs and the performance of Del Taco restaurants.
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
Occupancy and Other – Franchise Subleases
Occupancy and other – franchise subleases includes rent, property taxes and common area maintenance paid on properties subleased to franchisees where we remain primarily liable to the landlord.
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
Loss (Gain) on Disposal of Assets
Loss (gain) on disposal of assets includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions and gains from disposal of assets related to eminent domain.
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including capital lease obligations and deemed landlord financing liabilities. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Other income
Other income consists of a gain based on the amount of the liquidating distribution received in excess of our investment in four public partnerships where we served as a general partner with a 1% ownership interest, following the dissolution of these partnerships in December 2015.
Transaction-Related Costs
Transaction-related costs consists of direct costs incurred in connection with the strategic sale process which commenced during 2014 and resulted in the March 2015 Stock Purchase Agreement with the Levy Newco Parties and the Business Combination consummated pursuant to the Merger Agreement on June 30, 2015, costs related to the secondary offering of common stock completed in October 2015 and the offer to exchange shares of the Company's common stock for each outstanding warrant in August 2016.
Debt Modification Costs
In April 2014, DTH refinanced its existing debt (the "April 2014 Refinance") by amending the senior credit facility (the "2013 Senior Credit Facility") and incurred lender and third party costs which were capitalized on the balance sheet and certain third party costs were expensed.

In March 2015, DTH refinanced its existing debt (the "March 2015 Refinance") by amending the 2013 Senior Credit Facility and incurred lender and third party costs which were capitalized on the balance sheet and certain third party costs were expensed.
In August 2015, we refinanced our existing debt by entering into a new senior credit facility (the "2015 Senior Credit Facility") and incurred lender and third party costs which were all capitalized on the balance sheet.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents the non-cash adjustment to record the warrant liability to its determined fair market value.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations

Comparison of Results of Operations for the Fifty-Three Weeks Ended January 3, 2017 (Successor), Twenty-Six Weeks Ended December 29, 2015 (Successor), and Twenty-Six Weeks Ended June 30, 2015 (Predecessor)
The following table presents operating results for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), and twenty-six weeks ended June 30, 2015 (Predecessor) in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor						Predecessor
	53 Weeks Ended January 3, 2017			26 Weeks Ended December 29, 2015			26 Weeks Ended June 30, 2015
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$434,064	96.0%		$206,939	96.0%		$200,676	96.2%
Franchise revenue	15,676	3.5		7,328	3.4		6,693	3.2
Franchise sublease income	2,343	0.5		1,183	0.5		1,183	0.6
Total Revenue	452,083	100.0		215,450	100.0		208,552	100.0
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,116	27.7	(1)	59,263	28.6	(1)	57,447	28.6	(1)
Labor and related expenses	135,725	31.3	(1)	61,448	29.7	(1)	61,120	30.5	(1)
Occupancy and other operating expenses	88,908	20.5	(1)	43,191	20.9	(1)	43,611	21.7	(1)
Total restaurant operating expenses	344,749	79.4		163,902	79.2		162,178	80.8
General and administrative	37,220	8.2		17,501	8.1		14,850	7.1
Depreciation and amortization	23,129	5.1		11,276	5.2		8,252	4.0
Occupancy and other - franchise subleases	2,207	0.5		1,140	0.5		1,109	0.5
Pre-opening costs	731	0.2		366	0.2		276	0.1
Restaurant closure charges, net	435	0.1		2,015	0.9		94	*
Loss on disposal of assets	312	0.1		3	*		99	*
Total operating expenses	408,783	90.4		196,203	91.1		186,858	89.6
Income from operations	43,300	9.6		19,247	8.9		21,694	10.4
Other expense, net:
Interest expense	6,327	1.4		3,652	1.7		11,491	5.5
Other income	—	—		(220)	(0.1)		—	—
Transaction-related costs	731	0.2		12,972	6.0		7,255	3.5
Debt modification costs	—	—		78	*		139	0.1
Change in fair value of warrant liability	—	—		—	—		(35)	*
Total other expense, net	7,058	1.6		16,482	7.7		18,850	9.0
Income from operations before provision for income taxes	36,242	8.0		2,765	1.3		2,844	1.4
Provision for income taxes	15,329	3.4		112	0.1		740	0.4
Net income	$20,913	4.6%		$2,653	1.2%		$2,104	1.0%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Combined financial data:

	Successor				Predecessor	Combined
	53 Weeks Ended January 3, 2017			26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 29, 2015			Increase/ (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	($)	($)	(%)		$	%
Company restaurant sales	$434,064	96.0%		$206,939	$200,676	$407,615	96.1%		$26,449	6.5%
Franchise revenues	15,676	3.5		7,328	6,693	14,021	3.3		1,655	11.8
Franchise sublease income	2,343	0.5		1,183	1,183	2,366	0.6		(23)	(1.0)
Total revenue	452,083	100.0		215,450	208,552	424,002	100.0		28,081	6.6
Operating expense
Restaurant operating expenses:
Food and paper costs	120,116	27.7	(1)	59,263	57,447	116,710	28.6	(1)	3,406	2.9	(1)
Labor and related expenses	135,725	31.3	(1)	61,448	61,120	122,568	30.1	(1)	13,157	10.7	(1)
General and administrative	37,220	8.2		17,501	14,850	32,351	7.6		4,869	15.1
Occupancy and other-franchise subleases	2,207	0.5		1,140	1,109	2,249	0.5		(42)	(1.9)
Pre-opening costs	731	0.2		366	276	642	0.2		89	13.9
Restaurant closure charges, net	435	0.1		2,015	94	2,109	0.5		(1,674)	(79.4)
Loss on disposal of assets	312	0.1		3	99	102	*		210	*

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $26.4 million, or 6.5%, for the fifty-three weeks ended January 3, 2017 (Successor), primarily due to an increase in company-operated same store sales of $18.1 million, or 4.7%, a $8.0 million increase from the impact of the 53rd week and $0.3 million from the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2015. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.5% and an increase in traffic of 0.2% compared to the prior period.
Franchise Revenue
Franchise revenue increased $1.7 million, or 11.8%, for the fifty-three weeks ended January 3, 2017 (Successor), primarily due to an increase in franchise-operated same store sales of 4.9%, a $0.3 million increase from the impact of the 53rd week and an increase in initial fees.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the fifty-three weeks ended January 3, 2017 (Successor) and the combined fifty-two week period ended December 29, 2015.

Food and Paper Costs
Food and paper costs increased $3.4 million, or 2.9% for the fifty-three weeks ended January 3, 2017 (Successor), consisting of a $3.1 million increase in food costs and a $0.3 million increase in paper costs. The increase in food and paper costs was primarily due to increased company restaurant sales including the 53rd week impact, partially offset by a decrease in commodity costs. As a percentage of company restaurant sales, food and paper costs were 27.7% for the fifty-three weeks ended January 3, 2017 (Successor), compared to 28.6% for the combined fifty-two weeks ended December 29, 2015. This percentage decrease resulted from modest menu price increases and reduced commodity costs during the fifty-three weeks ended January 3, 2017.
Labor and Related Expenses
Labor and related expenses increased $13.2 million, or 10.7%, for the fifty-three weeks ended January 3, 2017 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2016, increased company restaurant sales from the 53rd week, increased workers compensation expense due to higher payments and reserves related to underlying claim activity and the impact from new paid sick leave requirements that began July 1, 2015 in California. As a percentage of company restaurant sales, labor and related expenses were 31.3% for the fifty-three weeks ended January 3, 2017 (Successor), compared to 30.1% for the combined fifty-two weeks ended December 29, 2015. This percentage increase resulted primarily from the impact of the increased California minimum wage, increased workers compensation expense and new sick leave requirements discussed above, partially offset by the impact of modest menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses were $88.9 million for the fifty-three weeks ended January 3, 2017 (Successor) compared to $43.2 million for the twenty-six weeks ended December 29, 2015 (Successor) and $43.6 million for the twenty-six weeks ended June 30, 2015 (Predecessor). The increase during the fifty-three weeks ended January 3, 2017 (Successor) compared to the twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor) was primarily due to an increase in operating expenses resulting from increased company restaurant sales from the 53rd week as well as increases in credit and debit card processing fees, partially offset by reductions in utilities and insurance expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.5% for the fifty-three weeks ended January 3, 2017 (Successor) compared to 20.9% for the twenty-six weeks ended December 29, 2015 (Successor) and 21.7% for the twenty-six weeks ended June 30, 2015 (Predecessor). This overall reduction as a percent of company restaurant sales was primarily due to modest menu price increases and the same store sales increase which helped to leverage the fixed components of occupancy and other operating expenses, including a reduction in utilities, insurance and occupancy as a percent of company restaurant sales, partially offset by increased credit and debit card processing fees as a percent of company restaurant sales.
General and Administrative Expenses
General and administrative expenses increased $4.9 million, or 15.1%, for the fifty-three weeks ended January 3, 2017 (Successor), primarily due to an increase in stock-based compensation, compensation and benefits expense, legal and professional expense, additional costs incurred as a public company and the impact of the 53rd week. General and administrative expenses as a percentage of total revenue were 8.2% for the fifty-three weeks ended January 3, 2017 (Successor), compared to 7.6% for the combined fifty-two weeks ended December 29, 2015 and the increase as a percent of total revenue was due to the above mentioned cost increases partially offset by the increased revenues.
Depreciation and Amortization
Depreciation and amortization was $23.1 million for the fifty-three weeks ended January 3, 2017 (Successor) compared to $11.3 million for the twenty-six weeks ended December 29, 2015 (Successor) and $8.3 million for the twenty-six weeks ended June 30, 2015 (Predecessor). The increase is primarily due to the addition of new assets, the impact of the 53rd week and incremental depreciation and amortization expense resulting from adjusting property and equipment and identifiable intangible assets to fair value in acquisition accounting for the Business Combination on June 30, 2015. As a percentage of total revenue, depreciation and amortization expense was 5.1% for the fifty-three weeks ended January 3, 2017 (Successor) compared to 5.2% for the twenty-six weeks ended December 29, 2015 (Successor) and 4.0% for the twenty-six weeks ended June 30, 2015 (Predecessor).

Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $2.2 million for both the fifty-three weeks ended January 3, 2017 (Successor) and the combined fifty-two weeks ended December 29, 2015. As a percentage of total revenue, occupancy and other – franchise sublease was 0.5% for both the fifty-three weeks ended January 3, 2017 (Successor) and the combined fifty-two weeks ended December 29, 2015.
Pre-opening Costs
Pre-opening costs were $0.7 million for the fifty-three weeks ended January 3, 2017 (Successor), compared to $0.6 million for the combined fifty-two weeks ended December 29, 2015. The increase was due to an increased level of pre-opening activity compared to the prior year due to additional new company-operated restaurant openings.
Restaurant Closure Charges, net
Restaurant closure charges, net was $0.4 million for the fifty-three weeks ended January 3, 2017 (Successor), compared to $2.1 million for the combined fifty-two weeks ended December 29, 2015. The current year activity primarily includes an adjustment to increase the lease termination liability for two closed restaurants partially offset by an adjustment to decrease the lease term liability for one closed restaurant all due to changes in estimate, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015. During the fourth quarter of fiscal 2015, we recorded restaurant closure charges totaling $4.5 million, offset by $2.7 million related to the reclassification of lease related liabilities, for a net charge of $1.8 million related to the 12 underperforming restaurants. The net charge of $1.8 million and additional charges of $0.3 million related to other prior restaurant closures or sublease income shortfalls are both included in restaurant closure charges, net on the consolidated statements of comprehensive income (loss) for the combined fifty-two weeks ended December 29, 2015. Restaurant closure charges related to the closure of the 12 underperforming company-operated restaurants include (1) the present value of the future lease obligations net of estimated sublease income, (2) a lease termination payment, (3) brokerage commissions, (4) post closure rent, utilities, property tax and common area maintenance charges, (5) unused food and paper that could not be redeployed, (6) WARN act and stay bonus payments to terminated employees, and (7) other direct costs associated with the closures.
Loss on Disposal of Assets
Loss on disposal of assets was $0.3 million for the fifty-three weeks ended January 3, 2017 (Successor), compared to $0.1 million for the combined fifty-two weeks ended December 29, 2015. Current year loss was related to the closure of one company restaurant and the replacement of certain restaurant equipment. The prior year loss of $0.1 million was related to the closure of one company-operated restaurant.
Interest Expense
Interest expense was $6.3 million for the fifty-three weeks ended January 3, 2017 (Successor) compared to $3.7 million for the twenty-six weeks ended December 29, 2015 (Successor) and $11.5 million for the twenty-six weeks ended June 30, 2015 (Predecessor). The decrease in interest expense for the fifty-three weeks ended January 3, 2017 (Successor) is primarily due to the debt refinancing that occurred in August 2015 which replaced the existing term loan with a revolving credit facility with a significantly lower interest rate, the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015, and the full repayment of DTH's subordinated notes in March 2015.
Other income
Other income was $(0.2) million for the twenty-six weeks ended December 29, 2015 (Successor). The Company held a 1% ownership interest in four public limited partnerships in which the Company served as general partner. The partnerships were liquidated and dissolved in December 2015 and the Company recorded a gain of $0.2 million based on the approximate $1.8 million distribution received in excess of the carrying value of the investment in the partnerships. See Note 2 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.
Transaction-Related Costs
Transaction-related costs totaled $0.7 million for the fifty-three weeks ended January 3, 2017 (Successor), $13.0 million for the twenty-six weeks ended December 29, 2015 (Successor) and $7.3 million for the twenty-six weeks ended June 30, 2015 (Predecessor). Current year transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding Company warrant and direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (See Note 3 and Note 13 included elsewhere in this annual report on Form 10-K). Prior year transaction-related costs primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (See Note 3 included elsewhere in this annual report on Form 10-K) as well as the costs related to the secondary offering of common stock completed in October 2015.
Debt Modification Costs
Debt modification costs totaled $0.1 million for the twenty-six weeks ended December 29, 2015 (Successor) and related to our refinance in August 2015 of our then existing debt by entering into the new 2015 Senior Credit Facility. Debt modification costs totaled $0.1 million for the twenty-six weeks ended June 30, 2015 (Predecessor) and was related to our March 2015 Refinance. There were no such debt modification costs for the fifty-three weeks ended January 3, 2017 (Successor).
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability required no adjustment for the fifty-three weeks ended January 3, 2017 (Successor) and the twenty-six weeks ended December 29, 2015 (Successor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Step 1 of the Business Combination discussed in Note 3 in the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. Change in fair value of warrant liability was $35,000 for the twenty-six weeks ended June 30, 2015 (Predecessor).
Provision for Income Taxes
The effective income tax rates were 42.3% for the fifty-three weeks ended January 3, 2017 (Successor), 4.1% for the twenty-six weeks ended December 29, 2015 (Successor) and 26.0% for the twenty-six weeks ended June 30, 2015 (Predecessor), respectively. The provision for income taxes consisted of income tax expense of $15.3 million for the fifty-three weeks ended January 3, 2017 (Successor), $0.1 million for the twenty-six weeks ended December 29, 2015 (Successor) and $0.7 million for the twenty-six weeks ended June 30, 2015 (Predecessor), respectively. The income tax expense for the fifty-three weeks ended January 3, 2017 (Successor) primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by target job credits.
As part of purchase accounting, we were required to record all of DTH’s acquired assets and liabilities at their acquisition date fair value, including deferred income taxes. We considered the weight of both positive and negative evidence and concluded that it is more likely than not that net deferred tax assets will be realized and that no valuation allowance on DTH's deferred tax asset was required as of the date of acquisition. As a result, we established deferred tax assets as well as deferred tax liabilities related to indefinite-lived intangibles through the purchase price allocation (see note 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K). In addition, after considering the Business Combination, the projected post-combination results and all available evidence, we released $1.9 million of valuation allowance that was previously provided against the Company's deferred tax assets. In accordance with ASC 805-740-30-3, we recorded this release through income tax benefit during the twenty-six week period ended December 29, 2015 (Successor). The income tax expense for the twenty-six weeks ended December 29, 2015 (Successor) also consists of statutory federal and state tax rates based on apportioned income and is also driven by transaction-related costs incurred in connection with the Business Combination which are not deductible for taxes, partially offset by target job credits.
Income tax expense for the twenty-six weeks ended June 30, 2015 (Predecessor) primarily related to the increase in deferred tax liabilities for indefinite-lived assets and the related effect of maintaining a full valuation allowance against certain deferred tax assets.

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

	Successor			Predecessor
	26 Weeks Ended December 29, 2015			26 Weeks Ended June 30, 2015			52 Weeks Ended December 30, 2014
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$206,939	96.0%		$200,676	96.2%		$380,800	96.2%
Franchise revenue	7,328	3.4		6,693	3.2		12,973	3.3
Franchise sublease income	1,183	0.5		1,183	0.6		2,251	0.5
Total Revenue	215,450	100.0		208,552	100.0		396,024	100.0
Operating expenses:
Restaurant operating expenses:
Food and paper costs	59,263	28.6	(1)	57,447	28.6	(1)	110,708	29.1	(1)
Labor and related expenses	61,448	29.7	(1)	61,120	30.5	(1)	116,920	30.7	(1)
Occupancy and other operating expenses	43,191	20.9	(1)	43,611	21.7	(1)	82,021	21.5	(1)
Total restaurant operating expenses	163,902	79.2	(1)	162,178	80.8	(1)	309,649	81.3	(1)
General and administrative	17,501	8.1		14,850	7.1		28,136	7.1
Depreciation and amortization	11,276	5.2		8,252	4.0		18,752	4.7
Occupancy and other - franchise subleases	1,140	0.5		1,109	0.5		2,145	0.5
Pre-opening costs	366	0.2		276	0.1		462	0.1
Impairment of long-lived assets	—	—		—	—		9,617	2.4
Restaurant closure charges, net	2,015	0.9		94	*		82	*
Loss (gain) on disposal of assets	3	*		99	*		(151)	*
Total operating expenses	196,203	91.1		186,858	89.6		368,692	93.1
Income from operations	19,247	8.9		21,694	10.4		27,332	6.9
Other expense (income), net:
Interest expense	3,652	1.7		11,491	5.5		30,895	7.7
Other income	(220)	(0.1)		—	—		—	—
Transaction-related costs	12,972	6.0		7,255	3.5		1,936	0.5
Debt modification costs	78	*		139	0.1		1,241	0.3
Change in fair value of warrant liability	—	—		(35)	*		1,417	0.4
Total other expense (income), net	16,482	7.7		18,850	9.0		35,489	8.9
Income (loss) from operations before provision for income taxes	2,765	1.3		2,844	1.4		(8,157)	(2.0)
Provision for income taxes	112	0.1		740	0.4		1,098	0.3
Net income (loss)	$2,653	1.2%		$2,104	1.0%		$(9,255)	(2.3)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Combined financial data:

	Successor	Predecessor	Combined			Predecessor
	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 29, 2015			52 Weeks Ended December 30, 2014			Increase/ (Decrease)
(Dollar amounts in thousands)	($)	($)	($)	(%)		($)	(%)		$	%
Company restaurant sales	$206,939	$200,676	$407,615	96.1%		$380,800	96.2%		$26,815	7.0%
Franchise revenues	7,328	6,693	14,021	3.3		12,973	3.3		1,048	8.1
Franchise sublease income	1,183	1,183	2,366	0.6		2,251	0.5		115	5.1
Total revenue	215,450	208,552	424,002	100.0		396,024	100.0		27,978	7.1
Operating expense
Restaurant operating expenses:
Food and paper costs	59,263	57,447	116,710	28.6	(1)	110,708	29.1	(1)	6,002	5.4	(1)
Labor and related expenses	61,448	61,120	122,568	30.1	(1)	116,920	30.7	(1)	5,648	4.8	(1)
General and administrative	17,501	14,850	32,351	7.6		28,136	7.1		4,215	15.0
Occupancy and other-franchise subleases	1,140	1,109	2,249	0.5		2,145	0.5		104	4.8
Pre-opening costs	366	276	642	0.2		462	0.1		180	39.0
Impairment of long-lived assets	—	—	—	—		9,617	2.4		(9,617)	(100.0)
Restaurant closure charges, net	2,015	94	2,109	0.5		82	*		2,027	*
Loss (gain) on disposal of assets	3	99	102	*		(151)	*		253	*

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
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
Franchise Revenue
Franchise revenue increased $1.0 million, or 8.1%, for the combined fifty-two weeks ended December 29, 2015, primarily due to an increase in franchise-operated same store sales of 6.2%.
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

Occupancy and Other—Franchise Sublease
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
Impairment of Long-Lived Assets
Impairment charges related to our evaluation of certain long-lived assets underlying 13 company-operated restaurants which had potential indicators of impairment based on operating performance resulted in a $9.6 million charge during the fifty-two weeks ended December 30, 2014 (Predecessor). No such impairment charges were recorded during the twenty-six weeks December 29, 2015 (Successor) or twenty-six weeks ended June 30, 2015 (Predecessor).
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
Interest Expense, Net
Interest expense was $3.7 million for the twenty-six weeks ended December 29, 2015 (Successor) and $11.5 million for the twenty-six weeks ended June 30, 2015 (Predecessor), compared to $30.9 million for the fifty-two weeks ended December 30, 2014 (Predecessor). The decrease in interest expense for the twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ending June 30, 2015 (Predecessor) is primarily due to the reduced interest rate on the 2013 Senior Credit Facility as a result of a ratings upgrade in March 2015 and the repayment of DTH’s subordinated notes in March 2015, the April 2014 Refinance which resulted in reduced interest rates on the 2013 Senior Credit Facility and a lower proportion of subordinated note debt outstanding, the $68.6 million reduction to the 2013 Senior Credit Facility in June 2015, and the August 2015 Refinance which replaced the term loan with a revolving credit facility at a significantly lower interest rate.

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
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability required no adjustment for the twenty-six weeks ended December 29, 2015 (Successor). The warrant liability was reclassified to equity on March 20, 2015 in connection with the Step 1 of the Business Combination discussed in Note 3 in the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K. Change in fair value of warrant liability was $(35,000) for the twenty-six weeks ended June 30, 2015 (Predecessor) and $1.4 million for the fifty-two weeks ended December 30, 2014 (Predecessor).
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

We believe that expected cash flow from operations, available cash of $8.8 million at January 3, 2017 and available borrowing capacity of $72.5 million at January 3, 2017 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share and warrant repurchase program and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, the Company is able to sell many inventory items before it has to pay suppliers for such items since it typically has payment terms for its food and paper suppliers. Company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	Successor		Predecessor
	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 30, 2014

Net cash provided by (used in)
Operating activities	$57,546	$17,085	$10,083	$45,476
Investing activities	(47,654)	42,566	(15,284)	(18,068)
Financing activities	(11,291)	(49,457)	1,820	(24,926)
Net (decrease) increase in cash	$(1,399)	$10,194	$(3,381)	$2,482
Cash Flows Provided by Operating Activities
In the fifty-three weeks ended January 3, 2017 (Successor), cash flows provided by operating activities were $57.5 million. The cash flows provided by operating activities resulted from net income of $20.9 million, non-cash adjustment for asset depreciation and amortization of $22.9 million, deferred income taxes of $10.7 million, stock-based compensation of $4.1 million, and other non-cash adjustments of $0.5 million, partially offset by the changes in net working capital requirements totaling $1.6 million.
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
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows provided by operating activities were $10.1 million. The cash flows provided by operating activities results from net income of $2.1 million, non-cash adjustment for asset depreciation and amortization of $9.2 million, stock-based compensation of $0.5 million, deferred income taxes of $0.6 million, debt modification costs of $0.1 million, and loss on disposal of assets of $0.1 million, partially offset by the changes in net working capital requirements totaling $2.5 million.
In the fifty-two weeks ended December 30, 2014 (Predecessor), net cash provided by operating activities were $45.5 million. The cash flow provided by operating activities resulted from the non-cash adjustment for asset depreciation and amortization of $20.2 million, subordinated note interest paid-in-kind of $14.9 million, the impairment of long-lived assets of $9.6 million, the change in fair value of warrant liability of $1.4 million, deferred income taxes of $1.2 million, debt modification costs of $1.2 million, stock-based compensation of $1.0 million and the changes in net working capital requirements totaling $5.3 million, partially offset by a net loss of $9.3 million.
Cash Flows (Used in) Provided by Investing Activities
In the fifty-three weeks ended January 3, 2017 (Successor), cash flows used in investing activities were $47.7 million, which were primarily the result of purchase of property and equipment and other assets of $47.2 million and the acquisition of six franchise-operated restaurants of $3.9 million which includes the purchase of land and building of $2.1 million, partially offset by proceeds from the disposal of property and equipment of $3.4 million. The purchase price for the acquisition of franchise-operated restaurants was primarily allocated to land and building, property and equipment and goodwill acquired. See Note 6 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information. For the fifty-three weeks ended January 3, 2017 (Successor), purchase of property and equipment was $45.8 million, including $10.1 million for new restaurant construction (gross), $13.9 million for capitalized maintenance, $7.6 million for discretionary investment in equipment, technology and remodeled restaurants, $5.1 million for land acquisition for development after 2016, and $9.1 million of owned land and building acquired for existing company restaurants including $1.3 million for an existing company restaurant which has been sold and leased back as of January 3, 2017.
In the twenty-six weeks ended December 29, 2015 (Successor), cash flows provided by investing activities were $42.6 million. The cash flows provided by investing activities were primarily the result of proceeds from the Company’s trust account of $150.0 million and proceeds of $1.6 million from dissolution of investments in partnerships, partially offset by $89.8 million for the Business Combination with DTH and purchase of property and equipment and other assets totaling $19.2 million. For the combined fifty-two weeks ended December 29, 2015, purchase of property and equipment was $33.4 million, including $11.3 million for new unit construction, $11.8 million for capitalized maintenance and $10.3 million for discretionary investment in equipment and technology.
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows used in investing activities were $15.3 million primarily due to the purchase of property and equipment and other assets.
In the fifty-two weeks ended December 30, 2014 (Predecessor), cash flows used in investing activities were $18.1 million primarily due to the purchase of property and equipment and other assets of $18.3 million, partially offset by proceeds from disposal of property and equipment of $0.2 million.
Cash Flows (Used in) Provided by Financing Activities
In the fifty-three weeks ended January 3, 2017 (Successor), cash flows used in financing activities were $11.3 million. The cash flows used in financing activities were primarily the result of the repurchase of 1,347,300 shares of our common stock and 699,007 warrants for an aggregate purchase price of $15.3 million, including incremental direct costs to acquire the shares and warrants, payments on capital lease and deemed landlord financing totaling $1.7 million, payments of tax withholding of $0.9 million related to restricted stock vesting and payment for interest rate cap of $0.3 million, partially offset by proceeds from deemed landlord financing liabilities of $2.0 million. In addition, during the fifty-three weeks ended January 3, 2017 (Successor), we borrowed $24.0 million on our revolving credit facility and made payments of $19.0 million on our revolving credit facility.
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
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows provided by financing activities were $1.8 million. The cash flows provided by financing activities were primarily the result of proceeds from the issuance of common stock of $91.2 million and proceeds from the term loan and revolving credit facilities of $33.7 million, partially offset by the full repayment of the subordinate notes of $108.1 million, payment of tax withholding related to option exercises and distribution of restricted stock units of $7.5 million and payments on revolving credit facilities, capital lease obligations, deemed landlord financing and debt issue costs of $7.5 million.

In the fifty-two weeks ended December 30, 2014 (Predecessor), cash flows used in financing activities were $24.9 million. The cash flows used in financing activities were primarily the result of repayments on the subordinated notes of $62.0 million and term loan of $22.5 million and payments on capital lease obligations, deemed landlord financing, debt issue costs and settlement of vested restricted stock units of $2.3 million partially offset by proceeds from the term loan of $60.4 million and deemed landlord financing liabilities of $1.5 million.
Debt and Other Obligations
Senior Credit Facility
On April 1, 2013, DTH entered into the 2013 Senior Credit Facility in the amount of $215.0 million consisting of a $175.0 million term loan and $40.0 million revolving credit facility with maturity dates of October 1, 2018 and April 1, 2018, respectively. On April 21, 2014, DTH amended the 2013 Senior Credit Facility whereby the then outstanding balance of the term loan was increased by $62.0 million to $220.0 million and the revolving credit facility remained at $40.0 million. The amended term loan bore interest at LIBOR (not to be less than 1.00%) plus a margin of 4.50%. DTH made mandatory and voluntary prepayments on the term loan in the aggregate of $22.5 million during Fiscal 2014. On March 20, 2015, DTH increased the borrowings on its 2013 Senior Credit Facility by $25.1 million and borrowed $10.0 million under the revolving credit facility. In addition, on March 12, 2015, DTH satisfied the rating condition on its 2013 Senior Credit Facility resulting in a decrease in interest rates to LIBOR (not to be less than 1.00%) plus a margin of 4.25% as of March 25, 2015. On June 30, 2015, DTH used $68.6 million of the proceeds from the Business Combination to pay down borrowings under the 2013 Senior Credit Facility.
On August 4, 2015, we refinanced our existing 2013 Senior Credit Facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020 and provides for a $250.0 million revolving credit facility. We borrowed $164.0 million under the 2015 Senior Credit Facility to repay all of existing indebtedness under our existing 2013 Senior Credit Facility and to pay related costs associated with the financing. At the time of termination, $162.5 million of term loan borrowings were outstanding under the 2013 Senior Credit Facility and $17.6 million revolver capacity that was utilized to support outstanding letters of credit.
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
The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of January 3, 2017.
At January 3, 2017, the weighted average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.52%. As of January 3, 2017 there were $159.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $18.5 million. Unused borrowing capacity at January 3, 2017 was $72.5 million.
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

DTH was hedging forecasted transactions expected to occur through June 30, 2016. As of the July 1, 2015 reset date, however, DTH elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015, any changes in fair value were recorded through interest expense. There were no significant changes in fair value for the interest rate cap from July 1, 2015 through June 30, 2016.
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a fixed notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable percentage.
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of January 3, 2017 (Successor) (in thousands):

	Payments Due by Period
	Total	2017	2018-2019	2020-2021	2022 and thereafter
Operating leases, net (1)	$241,848	$27,409	$49,435	$41,802	$123,202
Capital leases and deemed landlord financing	31,645	3,237	5,346	4,229	18,833
Long-term debt	159,000	—	—	159,000	—
Interest on long-term debt (2)	16,411	4,476	8,951	2,984	—
Purchase commitments (3)	76,624	18,651	33,772	24,201	—
Total (4)	$525,528	$53,773	$97,504	$232,216	$142,035

(1)
Includes amounts for restaurant operating leases related to the 12 restaurants closed in the fourth fiscal quarter of 2015 and related subleases both of which have been included in our restaurant closure liability on our consolidated balance sheets as of January 3, 2017 (Successor) and December 29, 2015 (Successor) on a present value basis.

(2)
Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 2.52%, a fee of 1.75% on the outstanding letters of credit and a 0.20% unused commitment fee on the unused balance of the revolver.

(3)
Purchase commitments included in the table above are for commitments in excess of one year related to both Company-operated and franchise-operated restaurants for food purchases and supplies, information technology service agreements and a long-term beverage supply agreement.

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

Off-Balance Sheet and Other Arrangements
At January 3, 2017, we had a $250.0 million revolving credit facility of which $18.5 million was reserved for outstanding letters of credit and $72.5 million was unused and available for borrowings under the 2015 Senior Credit Facility. We did not have any other material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-three weeks ended January 3, 2017 (Successor) we purchased (1) 1,347,300 shares for an average price per share of $10.00 for an aggregate cost of approximately $13.5 million including incremental direct costs to acquire the shares, and (2) 699,007 warrants for an average price per warrant of $2.54 for an aggregate cost of approximately $1.8 million, including incremental direct costs to acquire the warrants. As of January 3, 2017 (Successor), there was approximately $34.8 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
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
Revenue Recognition
Restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. Franchise revenue comprise (i) development fees, (ii) franchise fees, (iii) on-going royalties and (iv) renewal fees. Development and franchise fees, a portion of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development and franchise fees are deferred and recognized as revenue when we have substantially fulfilled our obligations pursuant to the development agreement. Development fees and franchise fees are generally recognized as revenue upon the opening of a franchise restaurant or upon termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise restaurant sales occur. Renewal fees are recognized when a renewal agreement becomes effective. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities and promotional allowances. Franchise sublease income is composed of rental income associated with properties leased or subleased to franchisees. We sell gift cards to customers in our restaurants. The gift cards sold to customers have no stated expiration dates and are recorded in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We recognize revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon our specific historical redemption patterns. Recognized breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income (loss). Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.

Goodwill and Indefinite-Lived Intangible Assets
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
In assessing potential impairments for our fourth quarter test for 2016, we performed a quantitative assessment to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Upon completion of the fourth quarter 2016 annual impairment assessment, we determined that no goodwill impairment was indicated. As of January 3, 2017, we are not aware of any significant indicators of impairment that exist for our goodwill that would require additional analysis.
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

Insurance Reserves
Given the nature of our operating environment, we are subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, we maintain insurance for individual claims in excess of deductibles per claim (insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability). We are not the primary obligor for our worker's compensation insurance policy. The amount of loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both specific and industry data, as well as general economic information. Loss reserves are based on estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. The estimation process for loss exposure requires us to continuously monitor and evaluate the life cycle of claims. We also monitor the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjust current year assumptions based on the hindsight analysis. We utilize actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liability. We are not the primary obligor for our worker's compensation insurance policy, so therefore recording the liability and recoveries gross is not appropriate.
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
We maintain deferred tax liabilities related to trademarks and other indefinite lived assets that are not netted against the deferred tax assets as reversal of the taxable temporary difference cannot serve as a source for realization of the deferred tax assets, because the deferred tax liability will not reverse until some indefinite future period when the assets are either sold or written down due to an impairment. State net operating loss carryforwards begin to expire in 2027. We have determined that we do meet the “more likely than not” threshold that all net operating losses, tax credits and other deferred tax assets will be realized. We considered the weight of both positive and negative evidence and concluded that it is more likely than not that the net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition or as of the balance sheet dates presented in this annual report on Form 10-K. Accordingly, a valuation allowance is not required.

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
In order to calculate stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black-Scholes option pricing model, and we have developed estimates of various inputs including forfeiture rate, expected term, expected volatility and risk-free interest rate. These assumptions generally require significant judgment. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected life of options granted is derived from the average of the contractual term of the option and the vesting period. Expected volatility is estimated using historical data from selected peer public company restaurants. These are selected based on similarities of size and other financial and operational characteristics. Volatility is calculated with reference to the historical daily closing equity prices of peer companies, prior to the grant date, over a period equal to the expected term. We calculate the risk-free interest rate using published U.S. Treasury rates in effect at the time of the grant with similar duration of the expected life of the options. We have not paid any dividends to date, therefore, we use an expected dividend yield of zero for option valuation purposes.
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
We estimate forfeiture rates based on an analysis of actual forfeitures, analysis of employee turnover behavior and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. We will continue to use significant judgment in evaluating the expected term, volatility and forfeiture rate related to stock-based compensation.
Recently Adopted and Recently Issued Accounting Standards
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the accompanying consolidated financial statements, included elsewhere in this annual report on Form 10-K, for a description of the recently adopted and recently issued accounting standards.
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	Successor		Predecessor
	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 30, 2014
Company restaurant sales	$434,064	$206,939	$200,676	$380,800
Restaurant operating expenses	344,749	163,902	162,178	309,649
Restaurant contribution	$89,315	$43,037	$38,498	$71,151
Restaurant contribution margin	20.6%	20.8%	19.2%	18.7%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Successor		Predecessor
	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 30, 2014
Net income (loss)	$20,913	$2,653	$2,104	$(9,255)
Non-GAAP adjustments:
Provision for income taxes	15,329	112	740	1,098
Interest expense	6,327	3,652	11,491	30,895
Depreciation and amortization	23,129	11,276	8,249	18,608
EBITDA	65,698	17,693	22,584	41,346
Stock-based compensation expense (a)	4,096	1,498	532	954
Loss (gain) on disposal of assets (b)	312	3	99	(151)
Impairment of long-lived assets (c)	—	—	—	9,617
Restaurant closure charges, net (d)	435	2,015	94	82
Amortization of favorable and unfavorable lease assets and liabilities, net (e)	(607)	(364)	3	144
Debt modification costs (f)	—	78	139	1,241
Transaction-related costs (g)	731	12,972	7,255	1,936
Change in fair value of warrant liability (h)	—	—	(35)	1,417
Pre-opening costs (i)	731	366	276	462
Insurance reserve adjustment (j)	—	—	—	1,800
Other income (k)	—	(220)	—	—
Adjusted EBITDA	$71,396	$34,041	$30,947	$58,848

(a)	Includes non-cash, stock-based compensation.

(b)
Loss (gain) on disposal of assets includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions and gains from disposal of assets related to eminent domain.

(c)	Includes costs related to impairment of long-lived assets.

(d)	Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.

(e)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(f)	Includes costs associated with debt refinancing transactions in April 2014, March 2015 and August 2015.

(g)
Includes costs related to the offer to exchange the Company's common stock for each outstanding Company warrant in August 2016, the strategic sale process which commenced during 2014 and resulted in the March 2015 Stock Purchase Agreement with the Levy Newco Parties and the June 2015 Business Combination consummated pursuant to the Merger Agreement, and costs related to the secondary offering of common stock completed in October 2015.

(h)
Relates to fair value adjustments to the warrants to purchase shares of common stock of DTH that had been issued to certain of DTH’s equity shareholders, all of which were exchanged for shares of common stock of DTH on March 20, 2015.

(i)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

(j)	Includes a $1.8 million increase in fiscal 2014 in workers’ compensation expense due to higher payments and reserves related to underlying claims activity.

(k)
Gain of $0.2 million recorded in fiscal 2015 based on the amount of the liquidating distribution received in excess of our investment in four public partnerships. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, in the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility debt, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility debt, as discussed above under “Hedging Arrangements.” As of January 3, 2017, we had outstanding variable rate borrowings of $159.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.6 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, potential cross-border taxes and tariffs and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements used contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting menu pricing or making other operational adjustments that increase productivity. However, increases in commodity prices, without adjustments to menu prices, could increase restaurant operating costs as a percentage of restaurant sales.
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, rent, general and administrative and other costs, all of which can materially impact operations. We have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage, and increases in the minimum wage will increase our labor costs.
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage would increase to $10.50 per hour in 2017, $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 369 restaurants in California of which 253 are company-operated and 116 are franchise-operated.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.24 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 25 company-owned restaurants and eight franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage will increase to $10.50 per hour in 2018, $11.00 per hour in 2019, and $12.00 per hour in

2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 33 franchise-operated restaurants.
Other municipalities may set minimum wages above the applicable federal or state standards. The federal minimum wage has been $7.25 per hour since July 24, 2009. Additional federally-mandated, state-mandated or locally mandated minimum wages may be raised in the future. Furthermore, on July 1, 2015, the Healthy Workplaces, Healthy Families Act of 2014 went into effect for California employees, which provides up to three days of paid sick leave for employees who work more than 30 days within a year. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if our menu prices are increased to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and profitability.

ITEM 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	71
Consolidated Balance Sheets as of January 3, 2017 (Successor) and December 29, 2015 (Successor)	72
Consolidated Statements of Comprehensive Income (Loss) for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor)	73
Consolidated Statements of Shareholders' Equity for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor)	74
Consolidated Statements of Cash Flows for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor)	75
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Del Taco Restaurants, Inc. and
Del Taco Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Del Taco Restaurants, Inc. as of January 3, 2017 and December 29, 2015, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the 53 week period ended January 3, 2017 and 26 week period ended December 29, 2015. We have also audited the accompanying consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows of Del Taco Holdings, Inc. for the 26 week period ended June 30, 2015 and the 52 week period ended December 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Del Taco Restaurants, Inc. at January 3, 2017 and December 29, 2015, and the consolidated results of its operations and its cash flows for the 53 week period ended January 3, 2017 and 26 week period ended December 29, 2015, and the consolidated results of its operations and its cash flows of Del Taco Holdings, Inc. for the 26 week period ended June 30, 2015 and 52 week period ended December 30, 2014 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP
Irvine, California
March 13, 2017

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor
	January 3, 2017	December 29, 2015
Assets
Current assets:
Cash and cash equivalents	$8,795	$10,194
Accounts and other receivables, net	4,141	3,220
Inventories	2,718	2,806
Prepaid expenses and other current assets	4,204	3,545
Total current assets	19,858	19,765
Property and equipment, net	138,320	114,030
Goodwill	320,025	318,275
Trademarks	220,300	220,300
Intangible assets, net	24,782	28,373
Other assets, net	3,872	2,829
Total assets	$727,157	$703,572
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,427	$16,831
Other accrued liabilities	36,653	32,897
Current portion of capital lease obligations and deemed landlord financing liabilities	1,588	1,725
Total current liabilities	54,668	51,453
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	173,743	167,968
Deferred income taxes	91,273	79,523
Other non-current liabilities	30,140	36,251
Total liabilities	349,824	335,195
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 39,153,503 shares issued and outstanding at January 3, 2017; 38,802,425 shares issued and outstanding at December 29, 2015	4	4
Additional paid-in capital	360,131	372,260
Accumulated other comprehensive income	172	—
Retained earnings (accumulated deficit)	17,026	(3,887)
Total shareholders’ equity	377,333	368,377
Total liabilities and shareholders’ equity	$727,157	$703,572
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)

	Successor		Predecessor
	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 30, 2014
Revenue:
Company restaurant sales	$434,064	$206,939	$200,676	$380,800
Franchise revenue	15,676	7,328	6,693	12,973
Franchise sublease income	2,343	1,183	1,183	2,251
Total revenue	452,083	215,450	208,552	396,024
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,116	59,263	57,447	110,708
Labor and related expenses	135,725	61,448	61,120	116,920
Occupancy and other operating expenses	88,908	43,191	43,611	82,021
General and administrative	37,220	17,501	14,850	28,136
Depreciation and amortization	23,129	11,276	8,252	18,752
Occupancy and other - franchise subleases	2,207	1,140	1,109	2,145
Pre-opening costs	731	366	276	462
Impairment of long-lived assets	—	—	—	9,617
Restaurant closure charges, net	435	2,015	94	82
Loss (gain) on disposal of assets	312	3	99	(151)
Total operating expenses	408,783	196,203	186,858	368,692
Income from operations	43,300	19,247	21,694	27,332
Other expense, net:
Interest expense	6,327	3,652	11,491	30,895
Other income	—	(220)	—	—
Transaction-related costs	731	12,972	7,255	1,936
Debt modification costs	—	78	139	1,241
Change in fair value of warrant liability	—	—	(35)	1,417
Total other expense, net	7,058	16,482	18,850	35,489
Income (loss) from operations before provision for income taxes	36,242	2,765	2,844	(8,157)
Provision for income taxes	15,329	112	740	1,098
Net income (loss)	20,913	2,653	2,104	(9,255)
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	172	—	(24)	(125)
Reclassification of interest rate cap amortization included in net income (loss)	—	—	58	19
Total other comprehensive income (loss), net	172	—	34	(106)
Comprehensive income (loss)	$21,085	$2,653	$2,138	$(9,361)
Earnings (loss) per share:
Basic	$0.54	$0.07	$0.38	$(2.37)
Diluted	$0.53	$0.07	$0.37	$(2.37)
Weighted-average shares outstanding:
Basic	38,725,541	38,802,425	5,492,417	3,907,835
Diluted	39,274,649	40,249,993	5,610,859	3,907,835
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Del Taco Holdings, Inc. (Predecessor)
					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2013 Predecessor	$—	3,907,835	$39	$110,074	$(303)	$(19,912)	$89,898
Net loss	—	—	—	—	—	(9,255)	(9,255)
Other comprehensive loss, net of tax	—	—	—	—	(106)	—	(106)
Comprehensive loss							(9,361)
Stock-based compensation	—	—	—	954	—	—	954
Settlement of vested restricted stock units	—	—	—	(87)	—	—	(87)
Balance at December 30, 2014 Predecessor	—	3,907,835	39	110,941	(409)	(29,167)	81,404
Net income	—	—	—	—	—	2,104	2,104
Other comprehensive income, net of tax	—	—	—	—	34	—	34
Comprehensive income							2,138
Stock-based compensation	—	—	—	532	—	—	532
Exercise and settlement of warrants	—	213,025	2	8,272	—	—	8,274
Exercise of options and distribution of restricted stock units, net of tax withholding	—	237,948	2	(7,535)	—	—	(7,533)
Issuance of common stock	—	2,348,968	24	91,212	—	—	91,236
Balance at June 30, 2015 Predecessor	$—	6,707,776	$67	$203,422	$(375)	$(27,063)	$176,051

	Del Taco Restaurants, Inc. (Successor)
					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income	Deficit)	Equity
Balance at June 30, 2015 Successor	$—	5,127,606	$1	$9,857	$—	$(6,540)	$3,318
Net income	—	—	—	—	—	2,653	2,653
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Comprehensive income							2,653
Common stock of Del Taco Restaurants, Inc. released from possible redemption	—	13,621,279	1	136,212	—	—	136,213
Issuance of common stock	—	20,053,540	2	224,304	—	—	224,306
Issuance of warrants	—	—	—	389	—	—	389
Stock-based compensation	—	—	—	1,498	—	—	1,498
Balance at December 29, 2015 Successor	—	38,802,425	4	372,260	—	(3,887)	368,377
Net income	—	—	—	—	—	20,913	20,913
Other comprehensive income, net of tax	—	—	—	—	172	—	172
Comprehensive income							21,085
Stock-based compensation	—	—	—	4,096	—	—	4,096
Issuance of common stock in exchange for warrants	—	1,533,542	—	—	—	—	—
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	164,336	—	(916)	—	—	(916)
Exercise of stock options	—	500	—	5	—	—	5
Repurchase of common stock and warrants	—	(1,347,300)	—	(15,314)	—	—	(15,314)
Balance at January 3, 2017 Successor	$—	39,153,503	$4	$360,131	$172	$17,026	$377,333
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Successor		Predecessor
	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 30, 2014
Operating activities
Net income (loss)	$20,913	$2,653	$2,104	$(9,255)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Recovery of doubtful accounts	—	—	—	(10)
Depreciation and amortization	23,129	11,276	8,249	18,608
Amortization of favorable and unfavorable lease assets and liabilities, net	(607)	(364)	3	144
Amortization of deferred financing costs	392	155	908	1,418
Subordinated note interest paid-in-kind	—	—	37	14,897
Debt modification costs	—	78	139	1,241
Stock-based compensation	4,096	1,498	532	954
Change in fair value of warrant liability	—	—	(35)	1,417
Impairment of long-lived assets	—	—	—	9,617
Deferred income taxes	10,741	88	551	1,165
Loss (gain) on disposal of assets	312	3	99	(151)
Restaurant closure charges	179	—	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(921)	8	154	(1,355)
Inventories	88	(265)	145	(96)
Prepaid expenses and other current assets	(659)	653	(426)	(598)
Other assets	(59)	—	—	—
Accounts payable	(404)	(3,309)	4,222	1,662
Other accrued liabilities	3,733	3,434	(5,026)	4,468
Other non-current liabilities	(3,387)	1,177	(1,573)	1,350
Net cash provided by operating activities	57,546	17,085	10,083	45,476

Investing activities
Purchases of property and equipment	(45,853)	(18,593)	(14,813)	(17,416)
Proceeds from disposal of property and equipment	3,423	—	42	212
Proceeds from the Company’s trust account (see Note 3)	—	149,989	—	—
Purchases of other assets	(1,333)	(589)	(513)	(864)
Acquisition of franchisees	(3,891)	—	—	—
Proceeds from dissolution of investments in partnerships	—	1,586	—	—
Acquisition of Del Taco Holdings, net of cash acquired	—	(89,827)	—	—
Net cash (used in) provided by investing activities	(47,654)	42,566	(15,284)	(18,068)

Financing activities
Proceeds from term loan, net of debt discount	—	—	23,654	60,388
Proceeds from deemed landlord financing liabilities	1,974	1,208	—	1,450
Proceeds from issuance of common stock	—	35,000	91,236	—
Repurchase of common stock and warrants	(15,314)	—	—	—
Payment of tax withholding related to restricted stock vesting, option exercises and distribution of restricted stock units	(916)	—	(7,533)	—
Payments on term loans	—	(227,100)	—	(22,500)
Payments on capital leases and deemed landlord financing	(1,728)	(864)	(831)	(1,785)
Payment on subordinated notes	—	—	(108,113)	(62,000)
Proceeds from revolving credit facility, net of debt discount	24,000	162,556	10,000	—
Payments on revolving credit facility	(19,000)	(14,000)	(6,000)	—
Payment for interest rate cap	(312)	—	—	—
Payments for debt issue costs	—	(484)	(593)	(392)
Repayment of note payable	—	(523)	—	—
Payment of deferred underwriter compensation	—	(5,250)	—	—
Proceeds from exercise of stock options	5	—	—	—
Settlement of vested restricted stock units	—	—	—	(87)
Net cash (used in) provided by financing activities	(11,291)	(49,457)	1,820	(24,926)
(Decrease) increase in cash and cash equivalents	(1,399)	10,194	(3,381)	2,482
Cash and cash equivalents at beginning of period	10,194	—	8,553	6,071
Cash and cash equivalents at end of period	$8,795	$10,194	$5,172	$8,553

Supplemental cash flow information:
Cash paid during the period for interest	$6,328	$3,216	$13,548	$12,500
Cash paid during the period for income taxes, net of tax refunds	3,531	161	46	37
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$2,830	$2,766	$2,460	$911
Write-offs against bad debt reserves	72	—	—	33
Amortization of interest rate cap into net income (loss), net of tax	—	—	58	19
Change in other asset for fair value of interest rate cap recorded to other comprehensive income (loss), net of tax	172	—	(24)	(125)
Warrant liability reclassified to equity upon exercise of warrants	—	—	8,274	—
Issuance of shares for consideration in the acquisition of Del Taco Holdings, Inc.	—	189,306	—	—
Issuance of warrants as payment for working capital loans	—	389	—	—
Common stock of Del Taco Restaurants, Inc. reclassified to equity upon release from possible redemption	—	136,213	—	—
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
January 3, 2017
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At January 3, 2017, there were 310 company-operated and 241 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At December 29, 2015, there were 297 company-operated and 247 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam.
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
DTH has no material assets or operations. DTH's direct subsidiary, F&C Restaurant Holding Co. ("F&C RHC") also has no material assets or operations, but was the issuer of subordinated notes in May 2010. F&C RHCs' direct subsidiary, Sagittarius Restaurants LLC ("SAG Restaurants"), also has no material assets or operations and was also an issuer of subordinated notes in May 2010. The outstanding balances for the F&C RHC and SAG Restaurants subordinated notes were fully redeemed in March 2015. See Note 8 for additional discussion on the F&C RHC and SAG Restaurants subordinated notes.
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
For the Consolidated Statements of Shareholders’ Equity, the Predecessor results reflect the equity balances and activities of DTH at December 31, 2013 through June 30, 2015 prior to the closing of the Business Combination and the Successor results reflect the LAC equity balances at June 30, 2015 prior to the closing of the Business Combination and the activities for Del Taco through January 3, 2017.

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2016 is a fifty-three week period. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. Fiscal years 2015 and 2014 are both fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2016, the Company’s financial statements reflect the fifty-three weeks ended January 3, 2017 (Successor). For fiscal year 2015, the Company's financial statements reflect the twenty-six weeks ended December 29, 2015

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

(Successor) and twenty-six weeks ended June 30, 2015 (Predecessor). For fiscal year 2014, the Company’s financial statements reflect the fifty-two weeks ended December 30, 2014 (Predecessor).
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
Revenue Recognition
Company restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. Franchise revenue comprise (i) development fees, (ii) franchise fees, (iii) on-going royalties and (iv) renewal fees. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue when the Company has substantially fulfilled its obligation pursuant to the development agreement. Development fees and franchise fees are generally recognized as revenue upon the opening of a franchise restaurant or upon termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees, which are included in other non-current liabilities on the consolidated balance sheets totaled $1.4 million and $1.9 million as of January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise restaurant sales occur. Renewal fees are recognized when a renewal

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

agreement becomes effective. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities. Promotional allowances totaled approximately $13.6 million during the fifty-three weeks ended January 3, 2017 (Successor), $5.8 million and $5.4 million during the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, and $11.0 million during the fifty-two weeks ended December 30, 2014 (Predecessor). Franchise sublease income is comprised of rental income associated with properties leased or subleased to franchisees and is recognized as revenue on an accrual basis.
Gift Cards
The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income of $1.2 million and $2.2 million is recorded in other non-current liabilities on the consolidated balance sheets as of January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively. In addition, the current portion of the deferred gift card income is included in other accrued liabilities on the consolidated balance sheets and totaled $1.2 million and zero as of January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized gift card breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income (loss). Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods but is not expected to be significant.
Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.
Accounts and Other Receivables, Net
Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor and landlords. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor and the landlord receivables are for earned landlord reimbursement related to restaurants opened. The Company recorded an insurance claim receivable for $0.3 million as of December 29, 2015 (Successor) for reimbursement it received in 2016 from its insurance company for legal defense costs it paid in excess of the deductible, as described in detail in Note 17. The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables and totaled $0.1 million as of both January 3, 2017 (Successor) and December 29, 2015 (Successor).
Vendor Allowances
The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products. The non-current portion of reimbursements received by the Company in advance is included in other non-current liabilities on the consolidated balance sheets and totaled $1.6 million and $2.0 million as of January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively. The current portion of these reimbursements is included in other accrued liabilities on the consolidated balance sheets and totaled $0.4 million as of both January 3, 2017 (Successor) and December 29, 2015 (Successor).

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
The estimated useful lives for leasehold improvements are based on the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised. Depreciation and amortization expense associated with property and equipment totaled $20.6 million for the fifty-three weeks ended January 3, 2017 (Successor), $10.1 million and $7.1 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively and $16.0 million for the fifty-two weeks ended December 30, 2014 (Predecessor). These amounts include $1.4 million for the fifty-three weeks ended January 3, 2017 (Successor), $0.8 million and $0.3 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, and $0.7 million for the fifty-two weeks ended December 30, 2014 (Predecessor), related to buildings under capital leases. Accumulated depreciation and amortization associated with property and equipment includes $2.2 million and $0.8 million related to buildings under capital leases as of January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively.
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
In assessing potential goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of net assets, including goodwill, is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of net assets, including goodwill, is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of net assets, including goodwill, and compares it to the carrying value of net assets,

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

including goodwill. If the carrying value exceeds the estimated fair value of net assets, including goodwill, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value.
The methods the Company uses to estimate fair value include discounted future cash flows analysis and market valuation based on similar companies. Key assumptions included in the cash flow model include future revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates the Company's weighted average cost of capital.
In assessing potential impairments for the fourth quarter test for 2016, the Company performed a quantitative assessment to determine whether it is more likely than not that the fair value of goodwill is less than its carrying amount. Upon completion of the fourth quarter 2016 annual impairment assessment, the Company determined that no goodwill impairment was indicated. As of January 3, 2017, the Company is not aware of any significant indicators of impairment that exist for goodwill that would require additional analysis.
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
Intangible Assets, Net
Intangible assets primarily include favorable lease assets and franchise rights. Favorable lease assets represent the fair values of acquired lease contracts having contractual rents that are favorable compared to fair market rents as of the acquisition date, and are amortized on the straight-line basis over the remaining lease term to expense in the consolidated statements of comprehensive income (loss). Franchise rights, which represent the fair value of franchise agreements based on the projected royalty revenue stream, are amortized on the straight-line basis to depreciation and amortization expense in the consolidated statements of comprehensive income (loss) over the remaining term of the franchise agreements.
Other Assets, Net
Other assets, net consist of security deposits and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are amortized over the estimated useful life, typically 3 years. The net carrying value of capitalized software costs for the Company totaled $2.0 million and $1.7 million as of January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively, and is included in other assets, net in the consolidated balance sheets. Capitalized software costs totaled $1.3 million for the fifty-three weeks ended January 3, 2017 (Successor), $0.6 million and $0.5 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively and $1.0 million for the fifty-two weeks ended December 30, 2014 (Predecessor), respectively. Amortization expenses totaled $0.9 million for the fifty-three weeks ended January 3, 2017 (Successor), $0.4 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), and $0.7 million for the fifty-two weeks ended December 30, 2014 (Predecessor).
The Company capitalizes construction costs which consist of internal payroll and payroll related costs and travel costs related to the successful acquisition, development, design and construction of the Company's new restaurants. Capitalized construction costs totaled $1.3 million for the fifty-three weeks ended January 3, 2017 (Successor), $0.5 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), and $1.0 million for the fifty-two weeks ended December 30, 2014 (Predecessor), respectively. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in occupancy and other operating expenses in the consolidated statements of comprehensive income (loss). The Company capitalizes interest in connection with the construction of its restaurants. Interest capitalized totaled approximately $0.1 million for the fifty-three weeks ended January 3, 2017 (Successor), $25,000 and $40,000 for the twenty-

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, and $0.1 million for the fifty-two weeks ended December 30, 2014 (Predecessor).
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
Rent Expense and Deferred Rent Liability
The Company has non-cancelable lease agreements for certain restaurant land and buildings under terms ranging up to 35 years, with one to four options to extend the lease generally for five to ten years per option period. At inception, each lease is evaluated to determine whether it will be classified as an operating or capital lease. Certain leases provide for contingent rentals based on percentages of net sales or have other provisions obligating the Company to pay related property taxes and certain other expenses. Contingent rentals are generally based on sales levels in excess of stipulated amounts as defined in the lease agreement, and thus are not considered minimum lease payments and are included in rent expense as incurred. Certain leases contain fixed and determinable escalation clauses for which the Company recognizes rental expense under these leases on the straight-line basis over the lease terms, which includes the period of time from when the Company takes possession of the leased space until the restaurant opening date (the rent holiday period), and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other non-current liabilities. In addition, the Company subleases certain buildings to franchisees and other unrelated third parties, which are classified as operating leases.
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
Unfavorable lease liabilities are amortized on a straight-line basis over the expected lease term to expense in the consolidated statements of comprehensive income (loss). As of January 3, 2017 (Successor) and December 29, 2015 (Successor), unfavorable lease liabilities had a gross carrying value of $21.0 million with accumulated amortization of $3.9 million and $1.3 million, respectively. The Company reclassified $2.6 million of unfavorable lease liabilities during the fourth quarter of fiscal 2015 related to the 12 closed underperforming locations and re-characterized the amount as restaurant closure liability, as described in Note 4. Amortization credits recorded for unfavorable lease liabilities were $2.6 million during the fifty-three weeks ended January 3, 2017 (Successor), $1.3 million and $0.3 million during the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, and $0.7 million during the fifty-two weeks ended December 30,

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

2014 (Predecessor). The weighted-average amortization period as of January 3, 2017 (Successor) for unfavorable lease liabilities equaled 8.8 years. The estimated future amortization for unfavorable lease liabilities for the next five fiscal years is as follows (in thousands):

Unfavorable Lease Liabilities
2017	$2,514
2018	2,325
2019	2,107
2020	1,952
2021	1,648
Insurance Reserves
Given the nature of the Company’s operating environment, the Company is subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, the Company maintains insurance for individual claims in excess of deductibles per claim (the Company’s insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability). The Company is not the primary obligor for its worker's compensation insurance policy. The amount of loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company-specific and industry data, as well as general economic information. Loss reserves are based on estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. The estimation process for loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. The Company utilizes actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liability.
Advertising Costs
Franchisees pay a monthly fee to the Company of 4% of their restaurants’ net sales as reimbursement for advertising and promotional services that the Company provides. Fees received in advance of payment for provided services are included in other accrued liabilities and were $0.7 million and $0.4 million at January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchise-operated restaurants. At January 3, 2017 (Successor) and December 29, 2015 (Successor), the Company had an additional $1.0 million and $0.6 million, respectively, accrued for this requirement.

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive income (loss). Advertising expenses for the Company were $17.2 million for the fifty-three weeks ended January 3, 2017 (Successor), $7.6 million and $8.7 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, and $15.2 million for the fifty-two weeks ended December 30, 2014 (Predecessor).
Pre-opening Costs
Pre-opening costs, which include restaurant labor, supplies, cash and non-cash rent expense and other costs incurred prior to the opening of a new restaurant are expensed as incurred. Pre-opening costs were $0.7 million for the fifty-three weeks ended January 3, 2017 (Successor), $0.4 million and $0.3 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, and $0.5 million for the fifty-two weeks ended December 30, 2014 (Predecessor).

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
Related Party Transactions
The Company previously entered into long-term leases for 22 Del Taco restaurants whereby the lessor is one of four public partnerships where the Company served as general partner with a 1% ownership interest. The leases required monthly rent payments in an amount equal to 12% of gross sales which were recorded within occupancy and other operating expenses in the consolidated statements of comprehensive income (loss) and totaled $1.4 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), and $2.9 million for the fifty-two weeks ended December 30, 2014 (Predecessor), respectively.
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
At December 30, 2014 (Predecessor), DTH had $108.1 million of subordinated notes outstanding due to its three largest shareholders that bore interest at 13.0%. On March 20, 2015, DTH used proceeds from the Step 1 of the Business Combination, as described in Note 3, a $10.0 million revolver borrowing and amended term loan proceeds of $25.1 million to fully redeem the then outstanding balance of $111.2 million of subordinated notes. Interest expense related to subordinated notes was $3.1 million for the twenty-six weeks ended June 30, 2015 (Predecessor) and $15.4 million (of which $0.5 million was paid in cash in connection with the debt refinancing in April 2014) for the fifty-two weeks ended December 30, 2014 (Predecessor), respectively. See Note 8 for further discussion regarding the subordinated notes.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company has entered into a long-term purchase agreement with a distributor for delivery of essentially all food and paper supplies to all company-operated and franchise-operated restaurants except for one location in Guam. Disruption in shipments from this distributor could have a material adverse effect on the results of operations and financial condition of the Company. However, management of the Company believes sufficient alternative distributors exist in the marketplace although it may take some time to enter into replacement distribution arrangements and the cost of distribution may increase as a result.
As of January 3, 2017, Del Taco operated a total of 369 restaurants in California (253 company-owned and 116 franchise-operated locations). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, earthquakes or other natural disasters.
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As ASU 2016-09 requires recognition of certain tax benefits associated with stock-based compensation on a discrete basis, the Company anticipates that its effective tax rate may vary from quarter to quarter depending on the Company’s stock price in each period. The Company anticipates that ASU 2016-09 will potentially increase or lower its effective tax rate, relative to the U.S. statutory rate, depending on the amount of stock-based compensation deductible for tax related to the vesting of restricted stock awards or exercise of stock options as compared to cumulative stock-based compensation recorded.
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. This standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

fiscal years, with early adoption permitted. This standard is to be applied retrospectively or using a cumulative effect transition method as of the date of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures as well as the expected adoption method.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2017. The ASU is to be applied retrospectively or using a cumulative effect transition method. The Company expects to adopt this new guidance in fiscal year 2018, and has not yet selected a transition method. The Company does not currently believe the new revenue recognition standard will materially impact the recognition of company restaurant sales or royalty fees from franchisees. Additionally, lease rental revenues are not within the scope of this new guidance. Based on a preliminary assessment, the Company expects the adoption of the new guidance to change the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees. Currently, these fees are generally recognized upfront upon either the opening of the respective restaurant or when a renewal agreement becomes effective. The Company currently believes the new guidance will generally require these fees to be recognized over the term of the related franchise agreement for the respective restaurant. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions in addition to the impact on accounting policies and related disclosures.
Recently Adopted Accounting Standards
In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company adopted ASU 2014-15 during the fourth fiscal quarter of 2016.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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

The Company recorded an allocation of the purchase price to DTH’s tangible and identifiable intangible assets acquired and liabilities assumed based on their fair value as of the Closing Date. The final purchase price allocation is as follows (in thousands):

Purchase Price Allocation
Cash and cash equivalents	$5,173
Accounts receivable and other receivables	3,228
Inventories	2,541
Prepaid expenses and other current assets	4,266
Total current assets	15,208
Property and equipment	105,524
Intangible assets	250,490
Other assets	4,194
Total identifiable assets acquired	375,416
Accounts payable	(18,866)
Other accrued liabilities	(26,607)
Current portion of capital lease obligations and deemed landlord financing liabilities	(1,670)
Long-term debt, capital lease obligations and deemed landlord financing liabilities	(246,562)
Deferred income taxes	(80,254)
Other long-term liabilities	(36,208)
Net identifiable liabilities assumed	(34,751)
Goodwill	319,056
Total gross consideration	$284,305

The final values allocated to intangible assets and the useful lives are as follows (in thousands):

	Fair Value	Useful life
Favorable lease assets and other intangible assets	$14,290	0.6 to 19 years
Trademarks	220,300	Indefinite
Franchise agreements	15,900	0.1 to 40 years
Total intangible assets	$250,490
Unfavorable lease liabilities (1)	$(23,652)	1.5 to 19 years
Weighted average life of definite-lived intangibles		11 years

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

(1)	Included in other non-current liabilities on the consolidated balance sheets.

During the fifty-three weeks ended January 3, 2017 (Successor), the Company recorded a net $0.8 million adjustment to goodwill due to a change in estimate for the liability for deferred income taxes. The goodwill of $319.1 million arising from the Business Combination is primarily attributable to the market position and future growth potential of DTH for both company-operated and franchise-operated restaurants. Approximately $0.6 million of goodwill is expected to be deductible for income tax purposes.
For the fifty-three weeks ended January 3, 2017 (Successor), the Company recorded approximately $0.7 million of transactions expenses, of which $0.1 million related to the Business Combination. During the fifty-three weeks ended January 3, 2017 (Successor), the Company was able to recover legal defense costs related to a purported class action and derivative complaint (See Note 17 for further discussion) of $0.5 million from its insurance company related to costs previously expensed. For the twenty-six weeks ended December 29, 2015 (Successor) and the twenty-six weeks ended June 30, 2015 (Predecessor), the Company incurred approximately $12.3 million and $7.3 million, respectively, of transaction expenses directly related to Step 1 and Step 2 of the Business Combination. Also included in transaction related costs on the consolidated statements of comprehensive income (loss) for the twenty-six weeks ended December 29, 2015 (Successor) was $0.7 million of costs related to the secondary offering as described in Note 13.
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

4. Restaurant Closure and Other Related Charges
At January 3, 2017 (Successor) and December 29, 2015 (Successor), the restaurant closure liability is $3.1 million and $4.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table presents other restaurant closure liability activity for each period related to prior restaurant closures and sublease income shortfalls (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	Successor		Predecessor
	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 30, 2014
Closure liability at beginning of period	$1,023	$1,037	$1,143	$1,396
Adjustments to prior period activity	439	129	54	(5)
Charges for accretion in current period	80	41	40	87
Cash payments	(177)	(184)	(200)	(335)
Closure liability at end of period	$1,365	$1,023	$1,037	$1,143
The current portion of the restaurant closure liability is $0.3 million at January 3, 2017 (Successor) and $0.1 million at December 29, 2015 (Successor) and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.1 million and $0.9 million at January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants as previously announced. No discontinued operations treatment was required for any of these closures. During the twenty-six weeks ended December 29, 2015 (Successor), the Company recorded restaurant closure and other related charges of $4.5 million, offset by $2.7 million related to the re-characterization and reclassification of lease related liabilities, for a net charge of $1.8 million, which is included in restaurant closure charges, net on the consolidated statements of comprehensive income (loss). The charges include (1) the present value of the future lease obligations, net of estimated sublease income, (2) a lease termination payment, (3) brokerage commission, (4) post closure rent, utilities, property tax and common area maintenance charges, (5) unused food and paper that could not be redeployed, (6) Worker Adjustment and Retraining Notification ("WARN") act and stay bonus payments to terminated employees, and (7) other direct costs associated with the closures. During the fifty-three weeks ended January 3, 2017 (Successor), the Company recorded accretion expense related to the closures, $0.2 million related to the write-off of fixed assets associated with the closures, direct expense of $0.2 million related to the closures and net adjustments to the lease termination liability for four closed restaurants due to changes in estimates based on executed subleases.
A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	One-time employee termination benefits	Contract termination costs	Other associated costs	Total
Balance at June 30, 2015 (Predecessor)	$—	$—	$—	$—
Charges for accretion and other in current period	168	$1,289	$388	$1,845
Cash payments	(168)	$(324)	$(225)	$(717)
Reclassification of lease related liabilities	—	$2,672	$—	$2,672
Balance at December 29, 2015 (Successor)	—	3,637	163	3,800
Charges for accretion in current period	—	133	—	133
Cash payments	—	(1,444)	(163)	(1,607)
Adjustment to estimates based on current activity	—	(553)	—	(553)
Balance at January 3, 2017 (Successor)	$—	$1,773	$—	$1,773
The current portion of the restaurant closure liability is $0.6 million and $1.5 million at January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.2 million and $2.3 million at January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

5. Property and Equipment, Net
Property and equipment, net at January 3, 2017 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	January 3, 2017	December 29, 2015
Land	$13,919	$1,924
Buildings	3,391	276
Restaurant and other equipment	58,699	43,470
Leasehold improvements	78,739	64,188
Buildings under capital leases	5,433	5,452
Construction-in-progress	8,703	8,813
	168,884	124,123
Less: Accumulated depreciation	(30,564)	(10,093)
Property and Equipment, Net	$138,320	$114,030

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

6. Franchise Acquisitions
The Company acquired six franchise-operated restaurants during the fifty-three weeks ended January 3, 2017 (Successor). The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. There were no franchise acquisitions during the twenty-six weeks ended December 29, 2015 (Successor), the twenty-six weeks ended June 30, 2015 (Predecessor) or the fifty-two weeks ended December 30, 2014 (Predecessor). The following table provides detail of the combined acquisitions for the fifty-three weeks ended January 3, 2017 (Successor) (dollars in thousands):

Successor
January 3, 2017
Franchise-operated restaurants acquired from franchisees	6

Goodwill	$969
Property and equipment	821
Land and building	2,127
Liabilities assumed	(26)
Other prepaid assets	—
Total Consideration	$3,891

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Total consideration for the franchise-operated restaurants excluding the land and building acquired from a franchisee was $1.8 million.
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fifty-three weeks ended January 3, 2017 (Successor) are as follows (in thousands):

Goodwill
Balance as of December 29, 2015 (Successor)	$318,275
Adjustment to purchase price allocation	781
Acquisition of franchise-operated restaurants	969
Balance as of January 3, 2017 (Successor)	$320,025

The increase in goodwill was due to an adjustment of $0.8 million to the purchase price allocation as described in more detail in Note 3 and $1.0 million related to the acquisition of six franchise-operated restaurants during the fifty-three weeks ended January 3, 2017 (Successor), as described in more detail in Note 6.
The carrying value of trademarks was $220.3 million at both January 3, 2017 (Successor) and December 29, 2015 (Successor).
The Company’s other intangible assets at January 3, 2017 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	January 3, 2017			December 29, 2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,176	$(2,996)	$11,180	$14,207	$(1,020)	$13,187
Franchise rights	15,489	(2,038)	13,451	15,897	(711)	15,186
Reacquired franchise rights	161	(10)	151	—	—	—
Total amortized other intangible assets	$29,826	$(5,044)	$24,782	$30,104	$(1,731)	$28,373

Goodwill and intangible assets at January 3, 2017 (Successor) are based on the final purchase price allocation of DTH, which is based on valuations performed to determine the fair value of the acquired assets as of the acquisition date. See Note 3 for further discussion of the acquisition of DTH. During the fifty-three weeks ended January 3, 2017 (Successor), the Company wrote-off $0.2 million of franchise rights associated with the closure of four franchise locations and reclassified $0.2 million of franchise rights as reacquired franchise rights from the acquisition of six franchise locations. Two franchise locations closed during the fourth quarter of fiscal 2015 and accordingly, the Company wrote-off $3,000 of franchise rights during the twenty-six weeks ended December 29, 2015 (Successor). Additionally, the Company recorded the fair value of other intangible assets as part of the purchase price allocation related to its investment in four public partnerships, which were liquidated and dissolved in December 2015, as discussed in Note 2. Accordingly, the Company wrote-off the net carrying value of the intangible assets of $0.1 million at December 29, 2015 (Successor).
Favorable lease assets are related to below-market leasing arrangements. Favorable lease assets are amortized on a lease-by-lease basis using the straight-line method over the remaining lease terms of the underlying leases. Franchise rights are amortized using the straight-line method over the remaining life of the franchise agreements or 40 years, whichever is less. The weighted-average amortization periods as of January 3, 2017 (Successor) for favorable lease assets and franchise rights equaled 8.0 years and 13.9 years, respectively.
Amortization expense for amortizable intangible assets totaled $3.6 million, $1.7 million, $1.0 million and $2.7 million for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor), respectively, and includes amortization of favorable lease assets of $2.0 million, $1.0 million, $0.3 million and $0.8 million for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor), respectively, and amortization of franchise rights of $1.6 million, $0.7 million, $0.7 million and $1.9 million for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor), respectively. The estimated future amortization for favorable lease assets and franchise rights for the next five fiscal years is as follows (in thousands):

	Favorable Lease Assets	Franchise Rights
2017	$1,878	$1,346
2018	1,722	1,307
2019	1,447	1,269
2020	1,171	1,200
2021	1,005	1,085
8. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s debt, obligations under capital leases and deemed landlord financing liabilities at January 3, 2017 (Successor) and December 29, 2015 (Successor) consisted of the following (in thousands):

	Successor
	January 3, 2017	December 29, 2015
2015 Senior Credit Facility, net of debt discount of $1,035 and $1,328 and deferred financing costs of $349 and $448 at January 3, 2017 (Successor) and December 29, 2015 (Successor), respectively	$157,616	$152,224
Total outstanding indebtedness	157,616	152,224
Obligations under capital leases and deemed landlord financing liabilities	17,715	17,469
Total debt, net	175,331	169,693
Less: amounts due within one year	1,588	1,725
Total amounts due after one year, net	$173,743	$167,968

At January 3, 2017 (Successor) and December 29, 2015 (Successor), the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
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
At the Company’s option, loans under the 2015 Senior Credit Facility may bear interest at a base rate or LIBOR, plus an applicable margin determined in accordance with a consolidated total lease adjusted leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus 1⁄2 of 1%, (b) the prime rate of Bank of America, and (c) LIBOR plus 1.00%. For LIBOR loans, the applicable margin is in the range of 1.50% to 2.50%, and for base rate loans the

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

applicable margin is in the range of 0.50% and 1.50%. The applicable margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending after the closing date of the Credit Agreement. Following delivery of financial statements and a compliance certificate for the fourth fiscal quarter ending December 29, 2015 (Successor), the applicable margin decreased 0.25% for both LIBOR and base rate loans during the first fiscal quarter of 2016. The 2015 Senior Credit Facility capacity used to support letters of credit currently incurs fees equal to the applicable margin of 1.75%. The 2015 Senior Credit Facility unused commitment currently incurs a 0.20% fee.
The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of January 3, 2017 (Successor). Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
The Company capitalized lender debt discount costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing and expensed $0.1 million as debt modification costs in the consolidated statements of comprehensive income (loss) for the twenty-six weeks ended December 29, 2015 (Successor). Lender debt discount costs and deferred financing costs associated with the 2015 Senior Credit Facility are presented net of the 2015 Senior Credit Facility balance on the consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Senior Credit Facility. Amortization of deferred financing costs and debt discount related to the 2015 Senior Credit Facility totaled $0.4 million for the fifty-three weeks ended January 3, 2017 (Successor) and $0.2 million during the twenty-six weeks ended December 29, 2015 (Successor).
At January 3, 2017 (Successor), the weighted average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.52%. At January 3, 2017 (Successor), the Company had a total of $72.5 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $159.0 million of outstanding borrowings and $18.5 million of letters of credit outstanding which reduce availability under the 2015 Senior Credit Facility.
DTH 2013 Senior Credit Facility
On April 21, 2014, DTH amended its 2013 Senior Credit Facility whereby the term loan was increased by $62.0 million to $220.0 million and the 2013 Revolver remained at $40.0 million, the proceeds of which were used for a $62.0 million partial redemption of SAG Restaurants subordinated notes (the "April 2014 Debt Refinance").
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company incurred lender costs and third-party costs associated with the March 2015 Debt Refinance of $1.6 million of which $1.5 million was capitalized as lender debt discount and $0.1 million was expensed as debt modification costs in the consolidated statements of comprehensive income (loss) for the twenty-six weeks ended June 30, 2015 (Predecessor).
Lender debt discount costs and deferred financing costs associated with the 2013 Senior Credit Facility were amortized to interest expense over the term of the 2013 Term Loan using the effective interest method. Amortization of deferred financing costs including debt discount totaled $0.9 million and $1.4 million during the twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor), respectively.
Subordinated Notes (Predecessor)
In connection with Step 1 of the Business Combination and the March 2015 Debt Refinance discussed above, DTH fully redeemed the outstanding balance of the SAG Restaurants LLC (SAG Restaurants) subordinated notes ("SAG Restaurants Sub Notes") and F&C Restaurant Holding Co. (F&C RHC) subordinated notes ("F&C RHC Sub Notes") on March 20, 2015 of $111.2 million.
For the twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014, interest expense related to the SAG Restaurants Sub Notes and F&C RHC Sub Notes was $3.1 million and $15.4 million (of which $0.5 million was paid in cash in connection with the April 2014 Debt Refinance), respectively.
Other Debt Information

Based on debt agreements and leases in place as of January 3, 2017 (Successor), future maturities of debt, obligations under capital leases and deemed landlord financing liabilities were as follows (in thousands):

2017	$1,588
2018	1,422
2019	1,045
2020	159,897
2021	852
Thereafter	11,911
Total maturities	176,715
Less: debt discount and deferred financing costs	(1,384)
Total debt, net	$175,331
9. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through January 3, 2017 (Successor), the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
As of December 29, 2015 (Successor) and through June 30, 2016, the Company had an interest rate cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt ("2013 Interest Rate Cap Agreement"). The 2013 Interest Rate Cap Agreement had a notional amount of $87.5 million as of December 29, 2015 (Successor). The individual caplet contracts within the interest rate cap agreement expired at various dates through June 30, 2016.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

2016 Interest Rate Cap Agreement (Successor)
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the fifty-three weeks ended January 3, 2017 (Successor).
As of January 3, 2017 (Successor), the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at January 3, 2017 (Successor) remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 39 months. The Company intends to ensure that this hedge remains effective, therefore, approximately two thousand dollars is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through January 3, 2017 (Successor) was included in accumulated other comprehensive income.
2013 Interest Rate Cap Agreement (Predecessor)
To ensure the effectiveness of the 2013 Interest Rate Cap Agreement through June 30, 2015 (Predecessor), the Company elected the three-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twenty-six weeks ended June 30, 2015 (Predecessor).
As of the July 1, 2015 interest reset date, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the 2013 Interest Rate Cap Agreement, and as a result, this hedge became ineffective. Therefore, after July 1, 2015 through June 30, 2016, any changes in fair value were recorded through interest expense.
The effective portion of the 2013 Interest Rate Cap Agreement through June 30, 2015 (Predecessor) was included in accumulated other comprehensive income and included as a fair value adjustment through the purchase price allocation as described in Note 3.

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
10. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement and 2013 Interest Rate Cap Agreement are recorded at fair value in the Company’s consolidated balance sheets.
As of January 3, 2017 (Successor) and December 29, 2015 (Successor), the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.6 million at January 3, 2017 (Successor) and is included in other assets in the Company’s consolidated balance sheets. The fair value of the 2013 Interest Rate Cap Agreement was zero at December 29, 2015 (Successor).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	Successor
	January 3, 2017		December 29, 2015
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility	$157,616	$157,616	$152,224	$152,224
The Company’s assets and liabilities measured at fair value on a recurring basis as of January 3, 2017 (Successor) and December 29, 2015 (Successor) were as follows (in thousands):

	January 3, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$598	$—	$598	$—
Total assets measured at fair value	$598	$—	$598	$—

	December 29, 2015	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2013 Interest Rate Cap Agreement	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—
11. Other Accrued Liabilities and Other Non-Current Liabilities
A summary of other accrued liabilities follows (in thousands):

	Successor
	January 3, 2017	December 29, 2015
Employee compensation and related items	$8,551	$7,818
Accrued insurance	8,192	7,168
Accrued bonus	5,232	5,352
Accrued sales tax	3,916	3,604
Accrued advertising	1,657	999
Accrued real property tax	1,274	1,378
Restaurant closure liability	875	1,617
Other	6,956	4,961
	$36,653	$32,897

A summary of other non-current liabilities follows (in thousands):

	Successor
	January 3, 2017	December 29, 2015
Unfavorable lease liabilities	$17,072	$19,685
Insurance reserves	4,269	5,963
Restaurant closure liabilities	2,263	3,206
Deferred rent liability	1,676	731
Unearned trade discount, non-current	1,596	2,028
Deferred development and initial franchise fees	1,385	1,920
Deferred gift card income	1,182	2,217
Other	697	501
	$30,140	$36,251
12. Stock-Based Compensation
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
2015 Omnibus Incentive Plan
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the 2015 Plan, there are 3,300,000 shares of common stock reserved and authorized. At January 3, 2017, there were 1,666,842 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense (Successor)
The total compensation expense related to the 2015 Plan was $4.1 million for the fifty-three weeks ended January 3, 2017 (Successor) and $1.5 million for the twenty-six weeks ended December 29, 2015 (Successor).
Restricted Stock Awards (Successor)
During the fifty-three weeks ended January 3, 2017, 461,124 shares of restricted stock were granted to certain directors, officers and employees of the Company under the 2015 Plan. These restricted stock awards vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of outstanding and unvested restricted stock activity as of January 3, 2017 (Successor) and changes during the period from December 29, 2015 through January 3, 2017 (Successor) are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2015 (Successor)	946,494	$11.16
Granted	461,124	9.30
Vested	(265,046)	11.25
Forfeited	(8,750)	9.66
Nonvested at January 3, 2017 (Successor)	1,133,822	$10.40

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

During the fifty-two weeks ended January 3, 2017, the Company made payments of $0.9 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 100,710 shares withheld. As of January 3, 2017 (Successor), there was $9.3 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted average grant date fair value of restricted stock awards granted was $9.30 and $11.16 during the fifty-three weeks ended January 3, 2017 (Successor) and twenty-six weeks ended December 29, 2015 (Successor), respectively. The total fair value of awards that became fully vested during the fifty-three weeks ended January 3, 2017 (Successor) and twenty-six weeks ended December 29, 2015 (Successor) was $2.4 million and zero, respectively.
Stock Options
During the fifty-two weeks ended January 3, 2017, 122,000 stock options were granted to certain employees of the Company under the 2015 Plan. The stock options vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of stock option activity as of January 3, 2017 (Successor) and changes during the period from December 29, 2015 through January 3, 2017 (Successor) are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 29, 2015 (Successor)	224,000	$10.40	6.5	$67
Granted	122,000	9.14
Exercised	(500)	10.40
Forfeited	(11,000)	10.40
Options outstanding at January 3, 2017 (Successor)	334,500	$9.94	6.1	$1,464
Options exercisable at January 3, 2017 (Successor)	54,500	$10.38	6.0	$215
Options exercisable and expected to vest at January 3, 2017 (Successor)	308,919	$9.95	6.1	$1,349
The aggregated intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 3, 2017 and December 29, 2015, respectively.
The following table reflects the weighted-average assumptions used in the Black-Scholes option-pricing model to value the stock options granted in the fifty-three weeks ended January 3, 2017 (Successor) and the twenty-six weeks ended December 29, 2015 (Successor):

	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015
Expected volatility	37.64%	38.01%
Risk-free rate of return	1.12%	1.84%
Expected life (in years)	5.5	5.5
Dividend yield	—	—
Fair value per share at date of grant	$3.31	$3.93
Since the Company does not have a history of traded common stock activity, expected volatility was based on historical data from selected peer public company restaurants. The risk-free rate is based on published U.S. Treasury rates in effect at the time of grant with a similar duration of the expected life of the options. The expected life of options granted is derived from the average of the contractual term of the option and the vesting periods. The Company has not paid any dividends to date, therefore, the Company used an expected dividend yield of zero for option valuation purposes.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

As of January 3, 2017 (Successor), there was $0.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average remaining period of 2.9 years. The total intrinsic value of stock options exercised was $2,000 and zero during the fifty-three weeks ended January 3, 2017 (Successor) and twenty-six weeks ended December 29, 2015 (Successor), respectively.
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
No RSUs or stock options remained outstanding under the Predecessor plan after March 20, 2015 or as of January 3, 2017. DTH recorded stock-based compensation expense of $0.5 million, which included all remaining unrecognized compensation expense related to the accelerated vesting on RSUs and stock options on March 20, 2015, for the twenty-six weeks ended June 30, 2015 (Predecessor) and DTH recorded stock-based compensation expense totaling $1.0 million during the fifty-two weeks ended December 30, 2014 (Predecessor).
A summary of RSUs activity as of June 30, 2015 (Predecessor) and changes during the period from December 31, 2013 to June 30, 2015 (Predecessor) are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2013 (Predecessor)	173,200	$25.00
Granted	—	—
Vested	(79,100)	25.00
Forfeited	—	—
Nonvested at December 30, 2014 (Predecessor)	94,100	25.00
Granted	—	—
Vested	(94,100)	25.00
Forfeited	—	—
Nonvested at June 30, 2015 (Predecessor)	—	$—

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity as of June 30, 2015 (Predecessor) and changes during the period from December 31, 2013 to June 30, 2015 (Predecessor) are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2013 (Predecessor)	20,000	$25.00	7.7	$—
Granted	70,000	22.60	9.3
Exercised	—	—
Forfeited	—	—
Options outstanding at December 30, 2014 (Predecessor)	90,000	23.10	8.7	1,400
Granted	—	—
Exercised	(90,000)	23.10
Forfeited	—	—
Options outstanding at June 30, 2015 (Predecessor)	—	$—	—	$—
Options exercisable at June 30, 2015 (Predecessor)	—	$—	—	$—
Options exercisable and expected to vest at June 30, 2015 (Predecessor)	—	$—	—	$—
13. Shareholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of January 3, 2017 (Successor), there were 39,153,503 shares of common stock issued and outstanding and warrants to purchase 6,424,373 shares of the Company’s common stock outstanding at a strike price of $11.50. Originally, 12,250,000 warrants were issued in the Company’s initial public offering and in a private sale not involving a public offering (“Private Placement Warrants”), both in November 2013. An additional 389,623 Private Placement Warrants were issued in June 2015 to Levy Acquisition Sponsor LLC (the “Sponsor”), the Company’s sponsor, to satisfy outstanding working capital loans owed to the Sponsor by the Company. All the warrants became exercisable on July 30, 2015, 30 days after the completion of the Business Combination.
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
The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of January 3, 2017 (Successor), there were no preferred shares issued or outstanding.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-three weeks ended January 3, 2017 (Successor), the Company repurchased (1) 1,347,300 shares of common stock for an average price per share of $10.00 for an aggregate cost of approximately $13.5 million, and (2) 699,007 warrants for an average price per warrant of $2.54 for an aggregate cost of approximately $1.8 million, including incremental direct costs to acquire the shares and warrants. The Company expects to retire the repurchased shares and warrants and therefore has accounted for them as constructively retired as of January 3, 2017 (Successor). As of January 3, 2017 (Successor), there was approximately $34.8 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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
For the fifty-three weeks ended January 3, 2017 (Successor), the Company incurred approximately $0.6 million of transaction expenses related to the offer to exchange.
14. Earnings per Share
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
Below are basic and diluted net income (loss) per share for the periods indicated (amounts in thousands except share and per share data):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	Successor		Predecessor
	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Numerator:
Net income (loss)	$20,913	$2,653	$2,104	$(9,255)
Denominator:
Weighted-average shares outstanding - basic	38,725,541	38,802,425	5,492,417	3,907,835
Dilutive effect of restricted shares and RSUs	263,003	744	13,972	—
Dilutive effect of stock options	—	—	93,634	—
Dilutive effect of warrants	286,105	1,446,824	10,836	—
Weighted-average shares outstanding - diluted	39,274,649	40,249,993	5,610,859	3,907,835
Net income (loss) per share - basic	$0.54	$0.07	$0.38	$(2.37)
Net income (loss) per share - diluted	$0.53	$0.07	$0.37	$(2.37)
Antidilutive options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	8,343,842	5,365	—	28,831
Antidilutive stock options and unvested stock were excluded from the computation of diluted net (loss) income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares or due to the Company incurring net losses for certain periods presented.
15. Income Taxes
The component of the provision for income taxes are as follows (in thousands):

	Successor		Predecessor
	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Current:
Federal	$4,204	$—	$110	$—
State	270	24	79	(67)
	4,474	24	189	(67)
Deferred:
Federal	7,145	(90)	15	(128)
State	3,710	178	536	1,293
	10,855	88	551	1,165
Income tax provision	$15,329	$112	$740	$1,098

The effective tax rates for the fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor) were 42.3%, 4.1%, 26.0% and (13.5)%, respectively. The difference between the effective rates and the statutory federal income tax rate is composed of the following items (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	Successor				Predecessor
	53 Weeks Ended		26 Weeks Ended		26 Weeks Ended		52 Weeks Ended
	January 3, 2017		December 29, 2015		June 30, 2015		December 30, 2014
Federal income taxes	$12,685	35.0%	$968	35.0%	$995	35.0%	$(2,855)	35.0%
State and local income taxes, net of federal tax benefit	1,882	5.2%	280	10.1%	435	15.3%	(348)	4.2%
Targeted job credits	(448)	(1.2)%	(512)	(18.5)%	(34)	(1.2)%	(289)	3.5%
Warrant liability	—	—%	—	—%	(12)	(0.4)%	496	(6.1)%
Investment in subsidiary	570	1.6%	83	3.0%	383	13.5%	560	(6.9)%
Change in valuation allowance	—	—%	(1,927)	(69.7)%	(2,805)	(98.6)%	3,097	(38.0)%
Transaction costs	227	0.6%	1,194	43.2%	2,255	79.3%	—	—%
Permanent tax differences and other	413	1.1%	26	1.0%	(477)	(16.9)%	437	(5.2)%
Income tax provision	$15,329	42.3%	$112	4.1%	$740	26.0%	$1,098	(13.5)%
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Successor
	January 3, 2017	December 29, 2015
Deferred tax assets:
Deferred rent	$630	$291
Accrued insurance	4,699	5,094
Reserve for restructuring and closed restaurants	1,252	1,922
Net operating loss carryforwards and tax credits	988	9,755
Deferred income	1,801	2,259
Stock-based compensation	919	597
Accrued compensation	2,897	2,865
Other, net	650	383
Deferred tax assets	13,836	23,166
Less valuation allowance	—	—
Net deferred tax assets	13,836	23,166
Deferred tax liabilities:
Property, equipment and intangibles	(96,929)	(95,996)
Investment in subsidiary	(6,045)	(4,639)
Prepaid expenses	(2,135)	(2,054)
Deferred tax liabilities	(105,109)	(102,689)
Net deferred tax liabilities	$(91,273)	$(79,523)
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, an update to ASC 740, Income Taxes (the "Update"). U.S. GAAP previously required entities to separate deferred income tax liabilities and assets into current and non-current amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as non-current in a classified

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

statement of financial position. The former requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented in a single amount is not affected by the amendments in this Update.
For public business entities, the amendments in the Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB also decided to permit early application by all entities as of the beginning of any interim or annual reporting period. The FASB further provided that the Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. The Company chose to adopt the Update in fiscal year ended December 29, 2015 (Successor) and apply this Update on a retrospective basis. All of the Company’s deferred tax liabilities are presented as non-current deferred tax liabilities on the accompanying consolidated balance sheets as of January 3, 2017 (Successor) and December 29, 2015 (Successor).
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
Management believe it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of January 3, 2017 (Successor) and December 29, 2015 (Successor) is required.
The Company did not have any federal net operating loss carryforwards as of January 3, 2017 (Successor) and had state net operating loss carryforwards $10.3 million as of January 3, 2017 which begin to expire in 2027. The Company had no federal tax credit carryfowards as of January 3, 2017. State tax credit carryforwards as of January 3, 2017 (Successor) totaled $0.6 million and begin to expire in 2024.
As of January 3, 2017 (Successor) and December 29, 2015 (Successor), the liability for unrecognized tax positions was $0.2 million, and is included in other non-current liabilities in the consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 3, 2017 (Successor), the Company did not have any accrued interest and penalties related to uncertain tax positions. The Company does not expect any significant increases or decreases within the next twelve months to its unrecognized tax positions. The total amount of net unrecognized tax positions that would impact the Company's effective tax rate, if ever recognized, is $0.2 million.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The following table summarizes the changes to unrecognized tax positions (in thousands):

	Successor		Predecessor
	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Balance at beginning of period	$212	$212	$—	$—
Increases (decreases) related to prior year tax positions	—	—	—	—
Increases (decreases) related to current year tax positions	—	—	212	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—	—
Settlements	—	—	—	—
Balance at end of period	$212	$212	$212	$—
The Company is subject to U.S. and state income taxes. The Company is no longer subject to federal and state income tax examinations for years before 2013 and 2012, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss and tax credit carry forward amounts.
The Protecting Americans From Tax Hikes (PATH) Act was enacted on December 21, 2015. Included within this legislation was the work opportunity credit, and extension of the fifty percent first year bonus depreciation, both of which had previously expired on December 31, 2014. As the legislation was enacted during the fourth quarter of fiscal year 2015, the impact was not previously accounted for in the Company's effective tax rate or income tax payable calculations. The impact to the effective tax rate during the twenty-six weeks ended December 29, 2015 (Successor) was approximately (18.5)%.
16. Leases
As of January 3, 2017 (Successor) and December 29, 2015 (Successor), deferred rent liability was $18.7 million and $20.4 million, respectively, which includes unfavorable lease liabilities of $17.1 million and $19.7 million, respectively, net of accumulated amortization of $3.9 million and $1.3 million, respectively.
Franchise sublease expenses which include minimum rent, percentage rent, real estate taxes and common area maintenance are classified separately under occupancy and other – franchise subleases on the consolidated statements of comprehensive income (loss) and totaled $2.2 million for the fifty-three weeks ended January 3, 2017 (Successor), $1.1 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), and $2.1 million for the fifty-two weeks ended December 30, 2014 (Predecessor).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Total rent expense for the Company for all non-cancelable operating leases and third party subleases comprise the following (in thousands):

	Successor		Predecessor
	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Minimum rental expense	$26,465	$12,384	$12,405	$23,819
Favorable and unfavorable lease assets and liabilities amortization, net	(607)	(364)	3	144
Straight-line rent expense	781	518	277	648
Contingent rent expense	805	2,033	2,063	3,912
Sublease rent income	(2,121)	(1,100)	(1,100)	(2,087)
	$25,323	$13,471	$13,648	$26,436
Sublease rent income includes contingent rentals based on sales totaling $0.1 million during the fifty-three weeks ended January 3, 2017 (Successor), $0.3 million during both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), and $0.5 million during the fifty-two weeks ended December 30, 2014 (Predecessor). As of January 3, 2017 (Successor), the Company is obligated under various capital leases having interest rates that average approximately 8%.
Minimum rental commitments and sublease minimum rental receipts as of January 3, 2017 (Successor), under capital and operating leases having an initial non-cancelable term of one year or more are shown in the following table (in thousands):

	Rental Payments		Rental Receipts
	Capital Lease and Deemed Landlord Financing Liabilities	Operating Leases	Operating Subleases	Net Lease Commitments
2017	$3,237	$29,916	$(2,507)	$30,646
2018	2,922	28,576	(2,567)	28,931
2019	2,424	25,978	(2,552)	25,850
2020	2,180	24,118	(2,499)	23,799
2021	2,049	22,661	(2,478)	22,232
Thereafter	18,833	144,551	(21,349)	142,035
Total minimum lease payments	$31,645	$275,800	$(33,952)	$273,493
Imputed interest	(13,930)
Present value of payments	$17,715
The Company has subleased 30 properties to other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $34.0 million as of January 3, 2017 (Successor).
The amounts in operating lease and operating subleases in the table above include amounts for restaurant operating leases related to 11 of the 12 restaurants closed in the fourth fiscal quarter of 2015 (one such lease was terminated) and related subleases both of which have been included in our restaurant closure liability on our consolidated balance sheets as of January 3, 2017 (Successor) on a present value basis.
During Fiscal 2016, the Company entered into two sale-leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Company intends to use the properties during the lease terms. The leases have been accounted for as operating leases. The net proceeds from these transactions were $3.4 million. Under one of the arrangements, the Company sold the land and building of an existing restaurant and leased it back for a term of one year with the option to terminate with 60 days notice. Under the other arrangement, the Company sold the land and building of an acquired franchise-operated restaurant (see Note 6) and leased it back for a term of 20 years. The sale of these properties resulted in an immaterial loss which is included in loss (gain) on disposal of assets in the consolidated statements of comprehensive income (loss).
17. Commitments and Contingencies
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both Company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of January 3, 2017 (Successor), are approximately $76.6 million. The Company has excluded agreements that are cancelable without penalty.
Severance and Executive Employment Agreements
The Company has Severance Agreements and Executive Employment Agreements with certain key officers of the Company, which provide for payment of one year base salary and bonus incentive plan payments, in the event that the officers are terminated without cause. As of January 3, 2017 (Successor) and December 29, 2015 (Successor) the Company’s total contingent liability with respect to the aforementioned agreements is $3.5 million and $3.7 million, respectively, which was not recorded in the consolidated financial statements.
Litigation
On April 23, 2015, a purported class action and derivative complaint, Jeffery Tomasulo, on behalf of himself and all others similarly situated v. Levy Acquisition Sponsor, LLC, Lawrence F. Levy, Howard B. Bernick, Marc S. Simon, Craig J. Duchossois, Ari B. Levy, Steven C. Florsheim, Gregory G. Flynn, Del Taco Holdings, Inc., and Levy Acquisition Corp. (“Complaint”), was filed in the Circuit Court of Cook County, Illinois (the “Circuit Court”), relating to the then proposed Business Combination pursuant to the Merger Agreement. The Complaint, which purported to be brought as a class action on behalf of all of the holders of the Company’s common stock, generally alleged that the Company’s pre-merger directors breached their fiduciary duties to stockholders by facilitating the then proposed Business Combination and that the Company's preliminary proxy statement that was filed with the SEC on April 2, 2015 was materially misleading and/or incomplete. On May 19, 2016, Tomasulo, on behalf of himself and members of a settlement class entered into a Stipulation of Settlement with the defendants pursuant to which the plaintiff class broadly released claims relating to the Merger, including all claims that the Company's preliminary proxy statement or definitive proxy statement were misleading or improper. Under the settlement, defendants were not required to make any payment to the plaintiff or the plaintiff class but agreed to pay a portion of the hourly fee accrued by plaintiff's counsel. On July 26, 2016, the Court held a final hearing and then certified a settlement class, approved the Stipulation of Settlement and entered a final judgment dismissing the action.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company has a directors and officers liability insurance policy to cover legal defense costs, judgments and settlements stemming from covered claims, subject to an insurance deductible of $0.25 million per claim. The Company's insurance company has acknowledged coverage for claims asserted in the Complaint against covered persons, subject to a reservation of rights. As of December 29, 2015 (Successor), the Company had an insurance receivable of $0.3 million for legal defense costs it paid in excess of the deductible. The reimbursement from the insurance company was received in January 2016. During the fifty-three weeks ended January 3, 2017 (Successor), and the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), the Company incurred $0.3 million, $0.1 million and $0.7 million, respectively, in legal defense fees for which the Company received reimbursement of $0.8 million from the insurance company which includes payment of the $0.3 million insurance receivable at December 29, 2015 (Successor). The legal defense fees incurred are reported in transaction-related costs on the accompanying consolidated statements of comprehensive income (loss).
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. Discovery has been completed and the parties are preparing their motions for and opposition to class certification. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 3, 2017 (Successor).
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 3, 2017 (Successor).
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
18. Retirement Plans
The Company has a 401(k) retirement plan which covers all employees who meet certain age and minimum service hour requirements who elect to participate and provided for matching contributions totaling approximately $80,000 during the fifty-three weeks ended January 3, 2017 (Successor), $40,000 during both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), and approximately $60,000 during the fifty-two weeks ended December 30, 2014 (Predecessor), respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

19. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (amounts in thousands except share and per share data):

	Successor
	17 Weeks Ended	12 Weeks Ended
Fiscal Year 2016	January 3, 2017	September 6, 2016		June 14, 2016		March 22, 2016
Total revenue	$150,235	$104,419		$100,026		$97,403
Income from operations	15,927	10,927		9,706		6,740
Net income	8,039	4,949	(1)	4,864	(2)	3,061	(3)
Earnings per share:
Basic	$0.21	$0.13		$0.13		$0.08
Diluted	$0.20	$0.13		$0.13		$0.08

	Successor				Predecessor
	16 Weeks Ended		10 Weeks Ended		2 Weeks Ended		12 Weeks Ended
Fiscal Year 2015	December 29, 2015		September 8, 2015		June 30, 2015		June 16, 2015		March 24, 2015
Total revenue	$133,415		$82,035		$16,532		$97,603		$94,418
Income from operations	10,784		8,463		1,693		11,256		8,745
Net income (loss)	4,839	(4)	(2,186)	(5)	2,416	(6)	4,628	(7)	(4,940)	(8)
Earnings (loss) per share:
Basic	$0.12		$(0.06)		$0.36		$0.69		$(1.21)
Diluted	$0.12		$(0.06)		$0.36		$0.69		$(1.21)
_______________________________________________
(1) Includes transaction-related costs of $0.5 million.
(2) Includes transaction-related costs of $0.1 million.
(3) Includes transaction-related costs of $0.1 million.
(4) Includes transaction-related costs of $1.0 million.
(5) Includes transaction-related costs of $12.0 million.
(6) Includes transaction-related costs of $0.1 million.
(7) Includes transaction related costs of $0.9 million.
(8) Includes transaction-related costs of $6.3 million.

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
Internal Control over Financial Reporting
(a) Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management has assessed the effectiveness of our internal control over financial reporting as of January 3, 2017. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework scope of the Controls Evaluation (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of January 3, 2017, our internal control over financial reporting was effective based on these criteria.
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.
(b) Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.” pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2017 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2017 Annual Meeting of Stockholders, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2017 Proxy Statement, and is incorporated herein by reference.
Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2017 Annual Meeting and Nominations of Directors” in the 2017 Proxy Statement, and is incorporated herein by reference.
The Company has adopted a Code of Ethics that applies to all of our employees. These documents, along with charters of our Audit, Compensation, and Corporate Governance and Nominating Committees, are posted on the Company’s website at www.investor.deltaco.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.
ITEM 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation”, “Corporate Governance” and in the Director Compensation Table and its accompanying narrative in the 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:	1,468,322	$9.94	1,666,842
Equity Compensation Plans Not Approved by Securities Holders	None	N/A	None
Total	1,468,322	$9.94	1,666,842
(1) The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

Other information required to be furnished pursuant to this will be set forth under the caption “Stock Ownership” in the 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transaction and Director Independence
The information required to be furnished pursuant to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the 2017 Proxy Statement, and is incorporated herein by reference.
ITEM 14.     Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2017 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

1. All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2. Financial statement schedules
Schedule II. Valuation and Qualifying Accounts - Fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor), twenty-six weeks ended June 30, 2015 (Predecessor) and fifty-two weeks ended December 30, 2014 (Predecessor).
All other schedules are omitted as the required information is inapplicable, or the information required is included in the consolidated financial statements or the notes thereto.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Del Taco Restaurants, Inc.
Schedule II - Valuation and Qualifying Accounts
Valuation Allowance for Deferred Tax Assets
(in thousands)

			Additions
Description	Balance at beginning of period		Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Fifty-Three Weeks Ended January 3, 2017 (Successor)	$—		$—	$—	$—	$—

Twenty-Six Weeks Ended December 29, 2015 (Successor)	1,926	(A)	—	—	(1,926)	—

Twenty-Six Weeks Ended June 30, 2015 (Predecessor)	20,217		—	—	(2,819)	$17,398	(B)

Fifty-Two Weeks Ended December 30, 2014 (Predecessor)	17,077		3,098	42	—	$20,217

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

DEL TACO RESTAURANTS, INC.

Date: March 13, 2017

/s/ PAUL J.B. MURPHY III
Paul J.B. Murphy, III
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2017.

Signature	Title

/s/ PAUL J.B. MURPHY, III	Director and Chief Executive Officer
(Paul J.B. Murphy, III)	(principal executive officer)

/s/ STEVEN L. BRAKE	Executive Vice President and Chief Financial Officer
(Steven L. Brake)	(principal financial and accounting officer)

/s/ EILEEN A. APTMAN	Director
(Eileen A. Aptman)

/s/ ARI B. LEVY	Director
(Ari B. Levy)

/s/ LAWRENCE F. LEVY	Director
(Lawrence F. Levy)

/s/ R.J. MELMAN	Director
(R.J. Melman)

/s/ JOSEPH STEIN	Director
(Joseph Stein)

/s/ PATRICK D. WALSH	Director
(Patrick D. Walsh)

EXHIBIT INDEX

Exhibit No.	Description

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

10.16*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 8, 2016).

10.17*
Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 8, 2016).

10.18*
Severance Agreement, dated June 7, 2016, between Paul J.B. Murphy, III and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 20, 2016).

10.19*
Severance Agreement, dated June 9, 2016, between Steven L. Brake and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 20, 2016).

10.20*
Severance Agreement, dated June 17, 2016, between John D. Cappasola, Jr. and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 20, 2016).

10.21
Tender Support Agreement, dated as of July 11, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2016).

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.
* Management contract or compensatory plan or arrangement.
^ The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.