Form 10-Q
period 2017-03-28
Del Taco Restaurants, Inc.
filed 2017-05-05
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2017, there were 38,518,902 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 28, 2017	January 3, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,316	$8,795
Accounts and other receivables, net	3,147	4,141
Inventories	2,630	2,718
Prepaid expenses and other current assets	2,290	4,204
Total current assets	17,383	19,858
Property and equipment, net	138,082	138,320
Goodwill	319,778	320,025
Trademarks	220,300	220,300
Intangible assets, net	24,030	24,782
Other assets, net	3,825	3,872
Total assets	$723,398	$727,157
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,025	$16,427
Other accrued liabilities	36,430	36,653
Current portion of capital lease obligations and deemed landlord financing liabilities	1,575	1,588
Total current liabilities	54,030	54,668
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	173,466	173,743
Deferred income taxes	91,408	91,273
Other non-current liabilities	30,011	30,140
Total liabilities	348,915	349,824
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,518,902 shares issued and outstanding at March 28, 2017; 39,153,503 shares issued and outstanding at January 3, 2017	4	4
Additional paid-in capital	353,131	360,131
Accumulated other comprehensive income	84	172
Retained earnings	21,264	17,026
Total shareholders’ equity	374,483	377,333
Total liabilities and shareholders’ equity	$723,398	$727,157
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Revenue:
Company restaurant sales	$101,222	$93,550
Franchise revenue	3,613	3,329
Franchise sublease income	510	524
Total revenue	105,345	97,403
Operating expenses:
Restaurant operating expenses:
Food and paper costs	27,918	26,129
Labor and related expenses	33,221	29,784
Occupancy and other operating expenses	20,718	20,123
General and administrative	9,305	8,292
Depreciation and amortization	5,103	5,486
Occupancy and other - franchise subleases	481	503
Pre-opening costs	26	93
Restaurant closure charges, net	9	178
(Gain) loss on disposal of assets, net	(49)	75
Total operating expenses	96,732	90,663
Income from operations	8,613	6,740
Other expense
Interest expense	1,543	1,472
Transaction-related costs	—	65
Total other expense	1,543	1,537
Income from operations before provision for income taxes	7,070	5,203
Provision for income taxes	2,832	2,142
Net income	4,238	3,061
Other comprehensive loss:
Change in fair value of interest rate cap, net of tax	(88)	—
Total other comprehensive loss	(88)	—
Comprehensive income	$4,150	$3,061
Earnings per share:
Basic	$0.11	$0.08
Diluted	$0.10	$0.08
Weighted-average shares outstanding
Basic	39,003,935	38,798,014
Diluted	40,375,061	38,798,301
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Operating activities
Net income	$4,238	$3,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,103	5,486
Amortization of favorable and unfavorable lease assets and liabilities, net	(147)	(140)
Amortization of deferred financing costs and debt discount	89	89
Stock-based compensation	1,069	699
Deferred income taxes	193	1,100
(Gain) loss on disposal of assets, net	(49)	75
Restaurant closure charges	43	124
Changes in operating assets and liabilities:
Accounts and other receivables, net	994	589
Inventories	88	280
Prepaid expenses and other current assets	1,914	1,026
Other assets	(18)	—
Accounts payable	(402)	(854)
Other accrued liabilities	(280)	(1,372)
Other non-current liabilities	(207)	(937)
Net cash provided by operating activities	12,628	9,226
Investing activities
Purchases of property and equipment	(5,650)	(4,357)
Proceeds from disposal of property and equipment	—	7
Purchases of other assets	(201)	(267)
Proceeds from sale of company-operated restaurants	2,192	—
Net cash used in investing activities	(3,659)	(4,617)
Financing activities
Repurchase of common stock	(8,010)	(978)
Payment of tax withholding related to restricted stock vesting	(59)	—
Payments on capital leases and deemed landlord financing	(379)	(421)
Proceeds from revolving credit facility	3,000	—
Payments on revolving credit facility	(3,000)	—
Net cash used in financing activities	(8,448)	(1,399)
Increase in cash and cash equivalents	521	3,210
Cash and cash equivalents at beginning of period	8,795	10,194
Cash and cash equivalents at end of period	$9,316	$13,404
Supplemental cash flow information:
Cash paid during the period for interest	$1,066	$1,505
Cash paid during the period for income taxes	—	5
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$2,883	$1,961
Write-offs of accounts receivables	—	72
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net of tax	(88)	—
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At March 28, 2017, there were 305 company-operated and 249 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At March 22, 2016, there were 297 company-operated and 246 franchise-operated Del Taco restaurants located in 17 states, including one franchise-operated unit in Guam.
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
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2017 ("2016 Form 10-K"). The accounting policies used in preparing these unaudited consolidated financial statements are the same as those described in our 2016 Form 10-K.

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2017 is a fifty-two week period ending January 2, 2018. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. Fiscal year 2016 is the fifty-three week period ended January 3, 2017. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2017, the Company’s accompanying financial statements reflect the twelve weeks ended March 28, 2017. For fiscal year 2016, the Company’s accompanying financial statements reflect the twelve weeks ended March 22, 2016.
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
Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period, with early adoption permitted. As ASU 2016-09 requires recognition of certain tax benefits associated with stock-based compensation on a discrete basis, the Company anticipates that its effective tax rate may vary from quarter to quarter depending on the Company’s stock price in each period. The Company anticipates that ASU 2016-09 will potentially increase or lower its effective tax rate, relative to the U.S. statutory rate, depending on the amount of stock-based compensation deductible for tax related to the vesting of restricted stock awards or exercise of stock options as compared to cumulative stock-based compensation recorded. The Company adopted ASU 2016-09 during the first fiscal quarter of 2017. The Company will continue to estimate forfeitures.
3. Restaurant Closure Charges, Net
At March 28, 2017 and January 3, 2017, the restaurant closure liability is $2.8 million and $3.1 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Total
Balance at January 3, 2017	$1,365
Charges for accretion in current period	26
Cash payments	(60)
Balance at March 28, 2017	$1,331
The current portion of the restaurant closure liability is $0.3 million at both March 28, 2017 and January 3, 2017 and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.0 million and $1.1 million at March 28, 2017 and January 3, 2017, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twelve weeks ended March 28, 2017, the Company recorded accretion expense related to the closures, offset by $34,000 of sublease income from leases which are treated as deemed landlord financing. A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	Contract termination costs	Other associated costs	Total
Balance at January 3, 2017	$1,773	$—	$1,773
Charges for accretion in current period	17	—	17
Cash payments	(253)	—	(253)
Balance at March 28, 2017	$1,537	$—	$1,537
The current portion of the restaurant closure liability is $0.3 million and $0.6 million at March 28, 2017 and January 3, 2017, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.2 million at both March 28, 2017 and January 3, 2017 and is included in other non-current liabilities in the consolidated balance sheets.
4. Summary of Refranchising
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells restaurants’ inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents and the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the franchise fees when earned. Future royalty income is also recognized in revenue as earned.
The following table summarizes the number of company-operated restaurants sold to franchisees and the related gain recognized during the twelve weeks ended March 28, 2017 (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

March 28, 2017
Company-operated restaurants sold to franchisees	5

Proceeds from the sale of company-operated restaurants	$2,192
Net assets sold (primarily furniture, fixtures and equipment)	(1,261)
Goodwill related to the company-operated restaurants sold to franchisees	(247)
Net unfavorable lease liabilities (a)	(548)
Other costs	(5)
Gain on sale of company-operated restaurants (b)	$131
(a) The Company recorded favorable lease assets of $0.1 million and and unfavorable lease liabilities of $0.6 million as a result of subleasing land, buildings and leasehold improvements to franchisees, in connection with the sale of company-operated restaurants.
(b) Included in (gain) loss on disposal of assets, net on the consolidated statements of comprehensive income.
5. Goodwill and other Intangible Assets
Goodwill was $319.8 million at March 28, 2017 compared to $320.0 million at January 3, 2017. The change is due to the sale of company-operated stores as described in more detail in Note 4.
There have been no changes in the carrying amount of trademarks since January 3, 2017.
The Company’s other intangible assets at March 28, 2017 and January 3, 2017 consisted of the following (in thousands):

	March 28, 2017			January 3, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,176	$(3,429)	$10,747	$14,176	$(2,996)	$11,180
Franchise rights	15,489	(2,349)	13,140	15,489	(2,038)	13,451
Reacquired franchise rights	161	(18)	143	161	(10)	151
Total amortized other intangible assets	$29,826	$(5,796)	$24,030	$29,826	$(5,044)	$24,782
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at March 28, 2017 and January 3, 2017 consisted of the following (in thousands):

	March 28, 2017	January 3, 2017
2015 Senior Credit Facility, net of debt discount of $968 and $1,035 and deferred financing costs of $327 and $349 at March 28, 2017 and January 3, 2017, respectively	$157,705	$157,616
Total outstanding indebtedness	157,705	157,616
Obligations under capital leases and deemed landlord financing liabilities	17,336	17,715
Total debt	175,041	175,331
Less: amounts due within one year	1,575	1,588
Total amounts due after one year, net	$173,466	$173,743

At March 28, 2017 and January 3, 2017, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 28, 2017. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At March 28, 2017, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.6%. At March 28, 2017, the Company had a total of $72.5 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $159.0 million of outstanding borrowings and letters of credit outstanding of $18.5 million which reduce availability under the 2015 Senior Credit Facility.
7. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through March 28, 2017, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended March 28, 2017.
As of March 28, 2017, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at March 28, 2017 remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 36 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $10,000 is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through March 28, 2017 was included in accumulated other comprehensive income.
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of March 28, 2017 and January 3, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

$0.5 million and $0.6 million at March 28, 2017 and January 3, 2017, respectively, and is included in other assets in the consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of March 28, 2017 and January 3, 2017 were as follows (in thousands):

	(Unaudited) March 28, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$452	$—	$452	$—
Total assets measured at fair value	$452	$—	$452	$—

	January 3, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$598	$—	$598	$—
Total assets measured at fair value	$598	$—	$598	$—
9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	March 28, 2017	January 3, 2017
Employee compensation and related items	$8,733	$8,551
Accrued insurance	8,484	8,192
Accrued sales tax	3,681	3,916
Accrued income tax	3,288	562
Accrued advertising	2,211	1,657
Accrued real property tax	1,911	1,274
Accrued bonus	1,307	5,232
Restaurant closure liability	579	875
Other	6,236	6,394
	$36,430	$36,653

A summary of other non-current liabilities follows (in thousands):

	March 28, 2017	January 3, 2017
Unfavorable lease liabilities	$17,149	$17,072
Insurance reserves	4,080	4,269
Restaurant closure liability	2,289	2,263
Deferred rent liability	1,863	1,676
Deferred development and initial franchise fees	1,588	1,385
Unearned trade discount, non-current	1,499	1,596
Deferred gift card income	815	1,182
Other	728	697
	$30,011	$30,140

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At March 28, 2017, there were 1,638,028 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.1 million and $0.7 million for the twelve weeks ended March 28, 2017 and March 22, 2016, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of March 28, 2017 and changes during the period January 3, 2017 through March 28, 2017 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 3, 2017	1,133,822	$10.40
Granted	30,000	14.55
Vested	(11,250)	10.64
Forfeited	—	—
Nonvested at March 28, 2017	1,152,572	$10.50
During the twelve weeks ended March 28, 2017, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 4,686 shares withheld. As of March 28, 2017, there was$8.7 million of unrecognized expense, net of estimated forfeitures, related to restricted stock which is expected to be recognized over a weighted-average remaining period of 2.4 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of March 28, 2017 and changes during the period January 3, 2017 through March 28, 2017 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at January 3, 2017	334,500	$9.94	6.1	$1,464
Granted	5,000	14.55
Exercised	—	—
Forfeited	(1,500)	10.40
Options outstanding at March 28, 2017	338,000	$10.01	5.9	$1,042
Options exercisable at March 28, 2017	54,500	$10.38	5.7	$146
Options exercisable and expected to vest at March 28, 2017	315,444	$10.02	5.9	$970

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 3, 2017 and March 28, 2017, respectively.
As of March 28, 2017, there was $0.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.7 years.
11. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 28, 2017, the Company repurchased 641,165 shares of common stock for an average price per share of $12.48 for an aggregate cost of approximately $8.0 million, including incremental direct costs to acquire the shares. The Company did not repurchase any warrants during the twelve weeks ended March 28, 2017. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of March 28, 2017. As of March 28, 2017, there was approximately $26.8 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
On March 24, 2017, the Company agreed to purchase 400,000 warrants from PW Acquisitions, LP, a related party, at $3.75 per warrant, for an aggregate purchase price of $1.5 million, representing a 5% discount from the closing price of $3.95 per warrant on that day. Patrick Walsh currently serves on the Company's Board of Directors and is the chief executive officer and managing member of the general partner of PW Acquisitions, LP. The transaction was settled and closed during the fiscal second quarter on March 29, 2017. After this transaction, there were 6,024,373 warrants outstanding and $25.3 million remaining under the share repurchase program.
12. Earnings per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders for the period by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock, common stock options and restricted stock units.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income (loss) per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Numerator:
Net income	$4,238	$3,061
Denominator:
Weighted-average shares outstanding - basic	39,003,935	38,798,014
Dilutive effect of unvested restricted stock	454,810	287
Dilutive effect of stock options	23,190	—
Dilutive effect of warrants	893,126	—
Weighted-average shares outstanding - diluted	40,375,061	38,798,301
Net income per share - basic	$0.11	$0.08
Net income per share - diluted	$0.10	$0.08
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	36,500	1,924,162
Antidilutive stock options, unvested restricted stock and warrants were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares.
13. Income Taxes
The effective income tax rates were 40.1% for the twelve weeks ended March 28, 2017 compared to 41.2% for the twelve weeks ended March 22, 2016, respectively. The provision for income taxes consisted of income tax expense of $2.8 million for the twelve weeks ended March 28, 2017 and $2.1 million for the twelve weeks ended March 22, 2016, respectively.
The income tax expense related to the twelve weeks ended March 28, 2017 (Successor) is driven by the estimated effective income tax rate of 40.1% which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended March 22, 2016 is driven by the estimated effective income tax rate of 41.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits.
Management believe it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of March 28, 2017 and January 3, 2017 is required.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both Company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of March 28, 2017, are approximately $72.6 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. Discovery has been completed and the parties are preparing their motions for and opposition to class certification. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 28, 2017.
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 28, 2017.
The Company and its subsidiaries are parties to other legal proceedings incidental to their businesses, including claims alleging the Company’s restaurants do not comply with the Americans with Disabilities Act of 1990. In the opinion of management, based upon information currently available, the ultimate liability with respect to those other actions will not have a material effect on the operating results, cash flows or the financial position of the Company. However, due to the risks and uncertainties inherent in legal proceedings and litigation, actual results could differ from expectations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 3, 2017, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, possible stock and warrant repurchases and estimates of our effective tax rates. We use words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) to identify forward-looking statements.  These statements are based on assumptions and information available to us as of the date any such statements are made and are subject to risks and uncertainties.  These risks and uncertainties include, without limitation, consumer demand, our inability to successfully open company-operated or franchise-operated restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors.  Our actual results may differ materially from those anticipated in these forward-looking statements due to these risks and uncertainties, as well as others, including, without limitation, those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 3, 2017. We assume no obligation to update these forward-looking statements.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2016 is the 53-week period ended January 3, 2017 (Fiscal 2016). Fiscal year 2017 will be a 52-week period ended January 2, 2018 (Fiscal 2017).
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of March 28, 2017, we have 554 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.13 during Fiscal 2016, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
First Quarter 2017 Highlights
Our first quarter 2017 results and highlights include the following:

•
Total revenues increased 8.2% for the twelve weeks ended March 28, 2017 to $105.3 million compared to $97.4 million for the twelve weeks ended March 22, 2016 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2017 compared to 2016.

•
During the twelve weeks ended March 28, 2017, we opened three new franchise-operated restaurants. During the twelve weeks ended March 22, 2016, we opened one new company-operated restaurant and one new franchise-operated restaurant.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve weeks ended March 28, 2017 and March 22, 2016:

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Company-operated same store sales	4.0%	2.8%
Franchise-operated restaurants same store sales	4.4%	3.7%
System-wide same store sales	4.2%	3.2%
The increase in company-operated same store sales in the twelve weeks ended March 28, 2017 was driven by an increase in average check size of 3.7% and an increase in traffic of 0.3% compared to the twelve weeks ended March 22, 2016. The increase in company-operated same store sales in the twelve weeks ended March 22, 2016 was driven by an increase in average check size of 5.4%, partially offset by a decrease in traffic of 2.6% compared to the twelve weeks ended March 24, 2015.
Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks ended March 28, 2017 and March 22, 2016, are as follows:

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Company-operated restaurant activity:
Beginning of period	310	297
Openings	—	1
Closures	—	(1)
Sold to franchisees	(5)	—
Restaurants at end of period	305	297
Franchise-operated restaurant activity:
Beginning of period	241	247
Openings	3	1
Closures	—	(2)
Purchased from Company	5	—
Restaurants at end of period	249	246
Total restaurant activity:
Beginning of period	551	544
Openings	3	2
Closures	—	(3)
Restaurants at end of period	554	543

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
Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of March 28, 2017 and March 22, 2016, there were 295 and 289 restaurants, respectively, in the comparable company-operated restaurant base. As of March 28, 2017 and March 22, 2016, there were 235 and 237 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Restaurant Closure Charges, Net
Restaurant closure charges, net, consists primarily of the future obligations associated with the closure or net sublease shortfall of a restaurant, including the present value of future lease obligations net of estimated sublease income, if any, accretion of the liability during the reporting period, any positive or negative adjustments to the liability as more information becomes available, sublease income from leases which are treated as deemed landlord financing as well as direct costs related to the restaurant closure.
(Gain) Loss on Disposal of Assets, Net
(Gain) loss on disposal of assets, net includes the loss on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on asset sales associated with sale-leaseback transactions and gains or losses recorded associated with the sale of company-operated stores to franchisees.
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including capital lease obligations and deemed landlord financing liabilities. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Transaction-Related Costs
Transaction-related costs consists of direct costs incurred in connection with the strategic sale process which commenced during 2014 and resulted in a March 2015 stock purchase agreement and the Business Combination (defined in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q) consummated pursuant to the Merger Agreement (also defined in Note 1) on June 30, 2015.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended March 28, 2017 and Twelve Weeks Ended March 22, 2016
The following table presents operating results for the twelve weeks ended March 28, 2017 and twelve weeks ended March 22, 2016, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	March 28, 2017			March 22, 2016			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$101,222	96.1%		$93,550	96.0%		$7,672	8.2%
Franchise revenue	3,613	3.4		3,329	3.4		284	8.5
Franchise sublease income	510	0.5		524	0.5		(14)	(2.7)
Total Revenue	105,345	100.0		97,403	100.0		7,942	8.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	27,918	27.6	(1)	26,129	27.9	(1)	1,789	6.8
Labor and related expenses	33,221	32.8	(1)	29,784	31.8	(1)	3,437	11.5
Occupancy and other operating expenses	20,718	20.5	(1)	20,123	21.5	(1)	595	3.0
Total restaurant operating expenses	81,857	80.9	(1)	76,036	81.3	(1)	5,821	7.7
General and administrative	9,305	8.8		8,292	8.5		1,013	12.2
Depreciation and amortization	5,103	4.8		5,486	5.6		(383)	(7.0)
Occupancy and other-franchise subleases	481	0.5		503	0.5		(22)	(4.4)
Pre-opening costs	26	—		93	0.1		(67)	(72.0)
Restaurant closure charges, net	9	—		178	0.2		(169)	(94.9)
(Gain) loss on disposal of assets, net	(49)	—		75	0.1		(124)	*
Total operating expenses	96,732	91.6		90,663	93.1		6,069	6.7
Income from operations	8,613	8.4		6,740	6.9		1,873	27.8
Other expense
Interest expense	1,543	1.5		1,472	1.5		71	4.8
Transaction-related costs	—	—		65	0.1		(65)	(100.0)
Total other expense	1,543	1.5		1,537	1.6		6	0.4
Income from operations before provision for income taxes	7,070	6.7		5,203	5.3		1,867	35.9
Provision for income taxes	2,832	2.7		2,142	2.2		690	32.2
Net income	$4,238	4.0%		$3,061	3.1%		$1,177	38.5%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $7.7 million, or 8.2%, for the twelve weeks ended March 28, 2017, primarily due to an increase in company-operated same store sales of 4.0% and an increase from the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2016. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.7%, and an increase in traffic of 0.3% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.3 million, or 8.5%, for the twelve weeks ended March 28, 2017, primarily due to an increase in franchise-operated same store sales of 4.4% and additional franchise-operated restaurants compared to the first quarter of 2016, as well as an increase in initial fees during the first quarter of 2017.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the twelve weeks ended March 28, 2017 and March 22, 2016.
Food and Paper Costs
Food and paper costs increased $1.8 million, or 6.8% for the twelve weeks ended March 28, 2017 due to an increase in sales. As a percentage of company restaurant sales, food and paper costs declined to 27.6% for the twelve weeks ended March 28, 2017 compared to 27.9% for the twelve weeks ended March 22, 2016. This reduction was driven by modest menu price increases and a slight reduction in commodity costs, partially offset by the impact of unfavorable menu mix.
Labor and Related Expenses
Labor and related expenses increased $3.4 million, or 11.5% for the twelve weeks ended March 28, 2017, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017 and an increase in workers compensation expense due to higher payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 32.8% for the twelve weeks ended March 28, 2017 compared to 31.8% for the twelve weeks ended March 22, 2016. This percentage increase resulted primarily from the impact of the increased California minimum wage and increased workers compensation expense discussed above, partially offset by the impact of modest menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $0.6 million, or 3.0% for the twelve weeks ended March 28, 2017, primarily due to increases in rent, supplies and uniforms, credit and debit card processing fees and repairs and maintenance expense, partially offset by decreases in insurance, advertising and utilities. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.5% for the twelve weeks ended March 28, 2017 compared to 21.5% for the twelve weeks ended March 22, 2016. This overall reduction as a percent of company restaurant sales was primarily due to reduced advertising, utility and rent expense as a percent of company restaurants sales, as well as same store sales increases which helped to leverage the fixed components of occupancy and other operating expenses, partially offset by increased credit card fees, supplies and uniforms and repair and maintenance expense as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $1.0 million, or 12.2% for the twelve weeks ended March 28, 2017, primarily due to an increase in stock-based compensation, management incentive compensation based on performance and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018. As a percentage of total revenue, general and administrative expense was 8.8% for the twelve weeks ended March 28, 2017 compared to 8.5% for the twelve weeks ended March 22, 2016. The increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.
Depreciation and Amortization
Depreciation and amortization expenses decreased $0.4 million, or 7.0% for the twelve weeks ended March 28, 2017, primarily due to assets that became fully depreciated in the prior fiscal year partially offset by the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 4.8% for the twelve weeks ended March 28, 2017 compared to 5.6% for the twelve weeks ended March 22, 2016.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.5 million for both the twelve weeks ended March 28, 2017 and March 22, 2016.

Pre-opening Costs
Pre-opening costs were $26,000 for the twelve weeks ended March 28, 2017 compared to $93,000 for the twelve weeks ended March 22, 2016. The decrease was due to a decreased level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, net
Restaurant closure charges, net, were $9,000 for the twelve weeks ended March 28, 2017 compared to $178,000 for the twelve weeks ended March 22, 2016. The current quarter activity primarily includes accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The twelve weeks ended March 22, 2016 includes accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
(Gain) Loss on Disposal of Assets, Net
(Gain) loss on disposal of assets, net was $(49,000) and $75,000 for the twelve weeks ended March 28, 2017 and March 22, 2016, respectively. Current year net gain was related to net gains recorded associated with the sale of company-operated stores to franchisees (see Note 4 of the notes to consolidated financial statements for further discussion), partially offset by the replacement of certain restaurant equipment. Prior year loss was primarily related to the closure of one company restaurant.
Interest Expense
Interest expense was $1.5 million for both the twelve weeks ended March 28, 2017 and March 22, 2016.
Transaction-Related Costs
Transaction-related costs were $0.1 million for the twelve weeks ended March 22, 2016 and primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015. There were no such transaction-related costs for the twelve weeks ended March 28, 2017.
Provision for Income Taxes
The effective income tax rates were 40.1% for the twelve weeks ended March 28, 2017 compared to 41.2% for the twelve weeks ended March 22, 2016. The provision for income taxes consisted of income tax expense of $2.8 million for the twelve weeks ended March 28, 2017 and $2.1 million for the twelve weeks ended March 22, 2016. The income tax expense related to the twelve weeks ended March 28, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended March 22, 2016 is driven by our estimated effective income tax rate of 41.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution margin. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $9.3 million at March 28, 2017 and available borrowing capacity of $72.5 million at March 28, 2017 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share and warrant repurchase program and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. Our company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Net cash provided by (used in)
Operating activities	$12,628	$9,226
Investing activities	(3,659)	(4,617)
Financing activities	(8,448)	(1,399)
Net increase in cash	$521	$3,210
Cash Flows Provided by Operating Activities
In the twelve weeks ended March 28, 2017, cash flows provided by operating activities were $12.6 million. The cash flows provided by operating activities resulted from net income of $4.2 million, non-cash adjustments for asset depreciation and amortization of $5.0 million, stock-based compensation of $1.1 million, deferred income taxes of $0.2 million and net working capital requirements of $2.1 million.
In the twelve weeks ended March 22, 2016, cash flows used in operating activities were $9.2 million. The cash flows provided by operating activities resulted from net income of $3.1 million, non-cash adjustment for asset depreciation and amortization of $5.4 million, deferred income taxes of $1.1 million, stock-based compensation of $0.7 million, loss on disposal of assets of $0.1 million and restaurant closure charges of $0.1 million, primarily offset by net working capital requirements of $1.3 million.
Cash Flows Used in Investing Activities
In the twelve weeks ended March 28, 2017, cash flows used in investing activities were $3.7 million, which were primarily the result of purchase of property and equipment and other assets of $5.9 million, partially offset by proceeds from the sale of five company-operated restaurants for $2.2 million. See Note 4 of the notes to consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.
In the twelve weeks ended March 22, 2016, cash flows used in investing activities were $4.6 million, which were primarily the result of the purchase of property and equipment and other assets.

Cash Flows Used in Financing Activities
In the twelve weeks ended March 28, 2017, cash flows used in financing activities were $8.4 million. The cash flows used in financing activities were primarily the result of the repurchase of 641,165 shares of our common stock for an aggregate purchase price of $8.0 million, including incremental direct costs to acquire the shares, payments on capital lease and deemed landlord financing totaling $0.4 million and payments of tax withholding of $0.1 million related to restricted stock vesting. During the twelve weeks ended March 28, 2017, we borrowed $3.0 million on the revolving credit facility and made payments of $3.0 million on the revolving credit facility.
In the twelve weeks ended March 22, 2016, cash flows used in financing activities were $1.4 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 86,679 shares of our common stock for an aggregate purchase price of $1.0 million, including incremental direct costs to acquire the shares, and payments on capital lease and deemed landlord financing totaling $0.4 million.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of March 28, 2017.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At March 28, 2017, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.6%. As of March 28, 2017 there were $159.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $18.5 million. Unused borrowing capacity at March 28, 2017 was $72.5 million.
Hedging Arrangements
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
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 28, 2017, we repurchased 641,165 shares for an average price per share of $12.48 for an aggregate cost of approximately $8.0 million, including incremental direct costs to acquire the shares. We did not repurchase any warrants during the twelve weeks ended March 28, 2017. As of March 28, 2017, there was approximately $26.8 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
On March 24, 2017, we agreed to purchase 400,000 warrants from PW Acquisitions, LP, a related party, at $3.75 per warrant, for an aggregate purchase price of $1.5 million, representing a 5% discount from the closing price of $3.95 per warrant on that day. Patrick Walsh currently serves on our Board of Directors and is the chief executive officer and managing member of the general partner of PW Acquisitions, LP. The transaction was settled and closed during the second fiscal quarter on March 29, 2017. After this transaction, there were 6,024,373 warrants outstanding and $25.3 million remaining under the share repurchase program.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Company restaurant sales	$101,222	$93,550
Restaurant operating expenses	81,857	76,036
Restaurant contribution	$19,365	$17,514
Restaurant contribution margin	19.1%	18.7%
The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended
	March 28, 2017	March 22, 2016
Net income	$4,238	$3,061
Non-GAAP adjustments:
Provision for income taxes	2,832	2,142
Interest expense	1,543	1,472
Depreciation and amortization	5,103	5,486
EBITDA	13,716	12,161
Stock-based compensation expense (a)	1,069	699
(Gain) loss on disposal of assets, net (b)	(49)	75
Restaurant closure charges, net (c)	9	178
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(147)	(140)
Transaction-related costs (e)	—	65
Pre-opening costs (f)	26	93
Adjusted EBITDA	$14,624	$13,131

(a)	Includes non-cash, stock-based compensation.

(b)
(Gain) loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net of amortization of deferred gains on asset sales associated with sale-leaseback transactions and gains or losses recorded associated with the sale of company-operated stores to franchisees.

(c)	Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.

(d)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(e)
Includes costs related to the strategic sale process which commenced during 2014 and resulted in the March 2015 stock purchase agreement and the June 2015 Business Combination consummated pursuant to the Merger Agreement.

(f)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of March 28, 2017, we had outstanding variable rate borrowings of $159.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of $1.6 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage would increase to $10.50 per hour in 2017, $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 370 restaurants in California of which 251 are company-operated and 119 are franchise-operated.
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
On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage would increase to $10.50 per hour on July 11, 2016, $11.50 per hour in 2017 and beginning 2019, the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance impacted three company-operated restaurants and two franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017 filed with the SEC on March 13, 2017. There have been no material changes in any of our critical accounting policies during the twelve week period ended March 28, 2017.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 14, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.
Item 1A. Risk Factors
See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended January 3, 2017 filed with the SEC on March 13, 2017 for a discussion of our risk factors. There have been no material changes to our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended March 28, 2017, we repurchased 641,165 shares of common stock in open market transactions under the share repurchase program for an average price per share of $12.48 for an aggregate cost of approximately $8.0 million including incremental direct costs to acquire the shares. We did not repurchase any warrants during the twelve weeks ended March 28, 2017. As of March 28, 2017, there was approximately $26.8 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended March 28, 2017. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
January 4, 2017 - January 31, 2017	—	—	$—	$—	1,347,300	699,007	$34,759,804
February 1, 2017 - February 28, 2017	4,729	—	$13.00	$—	1,352,029	699,007	$34,698,327
March 1, 2017 - March 28, 2017	636,436	—	$12.47	$—	1,988,465	699,007	$26,761,970
Total	641,165	—	$12.48	$—

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: May 4, 2017

/s/ Paul J.B. Murphy III
Name: Paul J.B. Murphy III
Title: Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)