Form 10-Q
period 2017-06-20
Del Taco Restaurants, Inc.
filed 2017-07-28
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 20, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2017, there were 38,686,034 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 20, 2017 (Unaudited) and January 3, 2017	1
Unaudited Consolidated Statements of Comprehensive Income for the Twelve and Twenty-Four Weeks Ended June 20, 2017 and the Twelve and Twenty-Four Weeks Ended June 14, 2016	2
Unaudited Consolidated Statements of Cash Flows for the Twenty-Four Weeks Ended June 20, 2017 and the Twenty-Four Weeks Ended June 14, 2016	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Control and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 6. Exhibits	34

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 20, 2017	January 3, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$4,925	$8,795
Accounts and other receivables, net	3,118	4,141
Inventories	2,585	2,718
Prepaid expenses and other current assets	3,129	4,204
Total current assets	13,757	19,858
Property and equipment, net	135,142	138,320
Goodwill	319,778	320,025
Trademarks	220,300	220,300
Intangible assets, net	23,276	24,782
Other assets, net	3,658	3,872
Total assets	$715,911	$727,157
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,462	$16,427
Other accrued liabilities	36,403	36,653
Current portion of capital lease obligations and deemed landlord financing liabilities	1,546	1,588
Total current liabilities	54,411	54,668
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	160,204	173,743
Deferred income taxes	91,908	91,273
Other non-current liabilities	30,142	30,140
Total liabilities	336,665	349,824
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,572,982 shares issued and outstanding at June 20, 2017; 39,153,503 shares issued and outstanding at January 3, 2017	4	4
Additional paid-in capital	352,712	360,131
Accumulated other comprehensive (loss) income	(64)	172
Retained earnings	26,594	17,026
Total shareholders’ equity	379,246	377,333
Total liabilities and shareholders’ equity	$715,911	$727,157
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		24 Weeks Ended
	June 20, 2017	June 14, 2016	June 20, 2017	June 14, 2016
Revenue:
Company restaurant sales	$104,022	$95,917	$205,244	$189,467
Franchise revenue	3,903	3,576	7,516	6,905
Franchise sublease income	656	533	1,166	1,057
Total revenue	108,581	100,026	213,926	197,429
Operating expenses:
Restaurant operating expenses:
Food and paper costs	28,770	26,358	56,688	52,487
Labor and related expenses	33,185	30,249	66,406	60,033
Occupancy and other operating expenses	20,918	19,526	41,636	39,649
General and administrative	9,055	8,214	18,360	16,506
Depreciation and amortization	5,278	5,532	10,381	11,018
Occupancy and other - franchise subleases	602	510	1,083	1,013
Pre-opening costs	151	35	177	128
Restaurant closure charges, net	6	(166)	15	12
Loss on disposal of assets, net	340	62	291	137
Total operating expenses	98,305	90,320	195,037	180,983
Income from operations	10,276	9,706	18,889	16,446
Other expense
Interest expense	1,627	1,405	3,170	2,877
Transaction-related costs	—	126	—	191
Total other expense	1,627	1,531	3,170	3,068
Income from operations before provision for income taxes	8,649	8,175	15,719	13,378
Provision for income taxes	3,319	3,311	6,151	5,453
Net income	5,330	4,864	9,568	7,925
Other comprehensive loss:
Change in fair value of interest rate cap, net of tax	(148)	—	(236)	—
Total other comprehensive loss	(148)	—	(236)	—
Comprehensive income	$5,182	$4,864	$9,332	$7,925
Earnings per share:
Basic	$0.14	$0.13	$0.25	$0.21
Diluted	$0.13	$0.13	$0.24	$0.20
Weighted-average shares outstanding
Basic	38,535,855	38,292,215	38,769,895	38,545,115
Diluted	39,808,485	38,442,304	40,094,476	38,672,425
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	24 Weeks Ended
	June 20, 2017	June 14, 2016
Operating activities
Net income	$9,568	$7,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,381	11,018
Amortization of favorable and unfavorable lease assets and liabilities, net	(292)	(280)
Amortization of deferred financing costs and debt discount	178	178
Stock-based compensation	2,149	1,629
Deferred income taxes	792	3,052
Loss on disposal of assets, net	291	137
Restaurant closure charges	85	(137)
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,023	859
Inventories	133	379
Prepaid expenses and other current assets	1,075	371
Other assets	(60)	—
Accounts payable	35	435
Other accrued liabilities	(304)	(3,609)
Other non-current liabilities	(240)	(904)
Net cash provided by operating activities	24,814	21,053
Investing activities
Purchases of property and equipment	(14,814)	(15,546)
Proceeds from disposal of property and equipment, net	7,733	4
Purchases of other assets	(470)	(647)
Proceeds from sale of company-operated restaurants	2,192	—
Net cash used in investing activities	(5,359)	(16,189)
Financing activities
Repurchase of common stock and warrants	(9,517)	(6,943)
Payment of tax withholding related to restricted stock vesting	(59)	—
Payments on capital leases and deemed landlord financing	(759)	(817)
Proceeds from revolving credit facility	6,000	4,000
Payments on revolving credit facility	(19,000)	(4,000)
Proceeds from exercise of stock options	10	—
Net cash used in financing activities	(23,325)	(7,760)
Decrease in cash and cash equivalents	(3,870)	(2,896)
Cash and cash equivalents at beginning of period	8,795	10,194
Cash and cash equivalents at end of period	$4,925	$7,298
Supplemental cash flow information:
Cash paid during the period for interest	$2,688	$2,872
Cash paid during the period for income taxes	4,733	800
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$4,114	$1,939
Write-offs of accounts receivables	—	72
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net of tax	(236)	—
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At June 20, 2017, there were 304 company-operated and 251 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At June 14, 2016, there were 298 company-operated and 245 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2017 is a fifty-two week period ending January 2, 2018. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. Fiscal year 2016 is the fifty-three week period ended January 3, 2017. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2017, the Company’s accompanying financial statements reflect the twelve weeks ended June 20, 2017. For fiscal year 2016, the Company’s accompanying financial statements reflect the twelve weeks ended June 14, 2016.
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2016-02, Leases (Topic 842). This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The Company currently believes the guidance will have a material impact on its consolidated balance sheets. The Company has not selected an adoption method.
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
3. Restaurant Closure Charges, Net
At June 20, 2017 and January 3, 2017, the restaurant closure liability is $2.8 million and $3.1 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Total
Balance at January 3, 2017	$1,365
Charges for accretion in current period	51
Cash payments	(141)
Balance at June 20, 2017	$1,275
The current portion of the restaurant closure liability is $0.3 million at both June 20, 2017 and January 3, 2017 and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.0 million and $1.1 million at June 20, 2017 and January 3, 2017, respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twenty-four weeks ended June 20, 2017, the Company recorded accretion expense related to the closures, offset by $0.1 million of sublease income from leases which are treated as deemed landlord financing. A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	Contract termination costs	Other associated costs	Total
Balance at January 3, 2017	$1,773	$—	$1,773
Charges for accretion in current period	33	—	33
Cash payments	(316)	—	(316)
Balance at June 20, 2017	$1,490	$—	$1,490
The current portion of the restaurant closure liability is $0.2 million and $0.6 million at June 20, 2017 and January 3, 2017, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.3 million and $1.2 million at June 20, 2017 and January 3, 2017, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
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
The following table summarizes the number of company-operated restaurants sold to franchisees and the related gain recognized during the twenty-four weeks ended June 20, 2017 (dollars in thousands):

24 Weeks Ended June 20, 2017
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

(b) Included in loss on disposal of assets, net on the consolidated statements of comprehensive income.
5. Goodwill and other Intangible Assets
Goodwill was $319.8 million at June 20, 2017 compared to $320.0 million at January 3, 2017. The change is due to the sale of company-operated stores as described in more detail in Note 4.
There have been no changes in the carrying amount of trademarks since January 3, 2017.
The Company’s other intangible assets at June 20, 2017 and January 3, 2017 consisted of the following (in thousands):

	June 20, 2017			January 3, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,161	$(3,849)	$10,312	$14,176	$(2,996)	$11,180
Franchise rights	15,489	(2,659)	12,830	15,489	(2,038)	13,451
Reacquired franchise rights	161	(27)	134	161	(10)	151
Total amortized other intangible assets	$29,811	$(6,535)	$23,276	$29,826	$(5,044)	$24,782

During the twenty-four weeks ended June 20, 2017, the Company wrote-off $15,000 of favorable lease assets related to the closure of one company-operated restaurant.
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at June 20, 2017 and January 3, 2017 consisted of the following (in thousands):

	June 20, 2017	January 3, 2017
2015 Senior Credit Facility, net of debt discount of $902 and $1,035 and deferred financing costs of $304 and $349 at June 20, 2017 and January 3, 2017, respectively	$144,794	$157,616
Total outstanding indebtedness	144,794	157,616
Obligations under capital leases and deemed landlord financing liabilities	16,956	17,715
Total debt	161,750	175,331
Less: amounts due within one year	1,546	1,588
Total amounts due after one year, net	$160,204	$173,743

At June 20, 2017 and January 3, 2017, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 20, 2017. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

At June 20, 2017, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.8%. At June 20, 2017, the Company had a total of $85.7 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $146.0 million of outstanding borrowings and letters of credit outstanding of $18.3 million which reduce availability under the 2015 Senior Credit Facility.
7. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through June 20, 2017, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended June 20, 2017.
As of June 20, 2017, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at June 20, 2017 remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 33 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $20,000 is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through June 20, 2017 was included in accumulated other comprehensive income.
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of June 20, 2017 and January 3, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.2 million and $0.6 million at June 20, 2017 and January 3, 2017, respectively, and is included in other assets in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company's assets and liabilities measured at fair value on a recurring basis as of June 20, 2017 and January 3, 2017 were as follows (in thousands):

	June 20, 2017 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$205	$—	$205	$—
Total assets measured at fair value	$205	$—	$205	$—

	January 3, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$598	$—	$598	$—
Total assets measured at fair value	$598	$—	$598	$—
9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	June 20, 2017	January 3, 2017
Employee compensation and related items	$11,203	$13,783
Accrued insurance	8,471	8,192
Accrued sales tax	5,264	3,916
Accrued advertising	2,325	1,657
Accrued real property tax	1,249	1,274
Accrued income tax	1,189	562
Restaurant closure liability	464	875
Other	6,238	6,394
	$36,403	$36,653

A summary of other non-current liabilities follows (in thousands):

	June 20, 2017	January 3, 2017
Unfavorable lease liabilities	$15,911	$17,072
Insurance reserves	4,305	4,269
Restaurant closure liability	2,301	2,263
Deferred rent liability	2,107	1,676
Deferred development and initial franchise fees	1,418	1,385
Unearned trade discount, non-current	1,392	1,596
Deferred gift card income	673	1,182
Other	2,035	697
	$30,142	$30,140
10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include,

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At June 20, 2017, there were 1,597,458 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.1 million and $0.9 million for the twelve weeks ended June 20, 2017 and June 14, 2016, respectively, and $2.1 million and $1.6 million for the twenty-four weeks ended June 20, 2017 and June 14, 2016, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of June 20, 2017 and changes during the period from January 3, 2017 through June 20, 2017 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 3, 2017	1,133,822	$10.40
Granted	72,570	13.59
Vested	(64,330)	9.63
Forfeited	—	—
Nonvested at June 20, 2017	1,142,062	$10.64
During the twenty-four weeks ended June 20, 2017, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 4,686 shares withheld. As of June 20, 2017, there was $8.3 million of unrecognized expense, net of estimated forfeitures, related to restricted stock which is expected to be recognized over a weighted-average remaining period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of June 20, 2017 and changes during the period from January 3, 2017 through June 20, 2017 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding at January 3, 2017	334,500	$9.94	6.1	$1,464
Granted	5,000	14.55
Exercised	(1,000)	9.88
Forfeited/Expired	(3,500)	10.40
Options outstanding at June 20, 2017	335,000	$10.01	5.7	$1,252
Options exercisable at June 20, 2017	53,000	$10.39	5.4	$177
Options exercisable and expected to vest at June 20, 2017	316,050	$10.02	5.7	$1,178
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 3, 2017 and June 20, 2017, respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

As of June 20, 2017, there was $0.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.5 years.
11. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 20, 2017, the Company repurchased 400,000 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 20, 2017, the Company repurchased (1) 641,165 shares of common stock for an average price per share of $12.48 for an aggregate cost of approximately $8.0 million, including incremental direct costs to acquire the shares, and (2) 400,000 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of June 20, 2017. As of June 20, 2017, there was approximately $25.3 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
The 400,000 warrants purchased during the twelve and twenty-four weeks ended June 20, 2017 were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. Patrick Walsh currently serves on the Company's Board of Directors and is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
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
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		24 Weeks Ended
	June 20, 2017	June 14, 2016	June 20, 2017	June 14, 2016
Numerator:
Net income	$5,330	$4,864	$9,568	$7,925
Denominator:
Weighted-average shares outstanding - basic	38,535,855	38,292,215	38,769,895	38,545,115
Dilutive effect of unvested restricted stock	492,065	150,089	476,284	127,310
Dilutive effect of stock options	23,550	—	23,226	—
Dilutive effect of warrants	757,015	—	825,071	—
Weighted-average shares outstanding - diluted	39,808,485	38,442,304	40,094,476	38,672,425
Net income per share - basic	0.14	$0.13	0.25	$0.21
Net income per share - diluted	0.13	$0.13	0.24	$0.20
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	36,500	12,720,918	36,500	12,800,021

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Antidilutive stock options, unvested restricted stock and warrants were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares.
13. Income Taxes
The effective income tax rates were 38.4% and 40.5% for the twelve weeks ended June 20, 2017 and June 14, 2016, respectively. The provision for income taxes consisted of income tax expense of $3.3 million for both the twelve weeks ended June 20, 2017 and June 14, 2016. The effective income tax rates were 39.1% and 40.8% for the twenty-four weeks ended June 20, 2017 and June 14, 2016, respectively. The provision for income taxes consisted of income tax expense of $6.2 million and $5.5 million for the twenty-four weeks ended June 20, 2017 and June 14, 2016, respectively.
The income tax expense for the twelve weeks ended June 20, 2017 is driven by the estimated effective income tax rate of 38.4% which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended June 14, 2016 is driven by the estimated effective income tax rate of 40.5% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits.
The income tax expense for the twenty-four weeks ended June 20, 2017 is driven by the estimated effective income tax rate of 39.1% which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits. The income tax expense for the twenty-four weeks ended June 14, 2016 is driven by the estimated effective income tax rate of 40.8% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits.
Management believe it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of June 20, 2017 and January 3, 2017 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of June 20, 2017, are approximately $67.9 million. The Company has excluded agreements that are cancelable without penalty.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Litigation
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. On June 23, 2017, the Court filed a tentative ruling granting Del Taco’s motion to decertify the sole remaining class. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 20, 2017.
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 20, 2017.
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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of June 20, 2017, we have 555 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.13 during Fiscal 2016, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Second Quarter 2017 Highlights
Our second quarter 2017 results and highlights include the following:

•
Total revenues increased 8.6% for the twelve weeks ended June 20, 2017 to $108.6 million compared to $100.0 million for the twelve weeks ended June 14, 2016 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2017 compared to 2016. Total revenues increased 8.4% for the twenty-four weeks ended June 20, 2017 to $213.9 million compared to $197.4 million for the twenty-four weeks ended June 14, 2016 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2017 compared to 2016.

•
During the twelve weeks ended June 20, 2017, we opened a total of three new company-operated and franchise-operated restaurants. During the twenty-four weeks ended June 20, 2017, we opened a total of six new company-operated and franchise-operated restaurants. During the twelve weeks ended June 14, 2016, we opened a total of one new company-operated restaurant. During the twenty-four weeks ended June 14, 2016, we opened a total of three new company-operated and franchise-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and twenty-four weeks ended June 20, 2017 and June 14, 2016:

	12 Weeks Ended		24 Weeks Ended
	June 20, 2017	June 14, 2016	June 20, 2017	June 14, 2016
Company-operated same store sales	6.9%	3.1%	5.4%	3.0%
Franchise-operated restaurants same store sales	7.5%	3.6%	6.0%	3.7%
System-wide same store sales	7.1%	3.3%	5.7%	3.3%
The increase in company-operated same store sales in the twelve weeks ended June 20, 2017 was driven by an increase in average check size of 5.4% and an increase in traffic of 1.5% compared to the twelve weeks ended June 14, 2016. The increase in company-operated same store sales in the twelve weeks ended June 14, 2016 was driven by an increase in average check size of 4.9%, partially offset by a decrease in traffic of 1.8% compared to the twelve weeks ended June 16, 2015.
The increase in company-operated same store sales in the twenty-four weeks ended June 20, 2017 was driven by an increase in average check size of 4.5% and an increase in traffic of 0.9% compared to the twenty-four weeks ended June 14, 2016. The increase in company-operated same store sales in the twenty-four weeks ended June 14, 2016 was driven by an increase in average check size of 5.2%, partially offset by a decrease in traffic of 2.2% compared to the twenty-four weeks ended June 16, 2015.
Restaurant Development
Del Taco restaurant counts at the end of the twelve and twenty-four weeks ended June 20, 2017 and June 14, 2016, are as follows:

	12 Weeks Ended		24 Weeks Ended
	June 20, 2017	June 14, 2016	June 20, 2017	June 14, 2016
Company-operated restaurant activity:
Beginning of period	305	297	310	297
Openings	1	1	1	2
Closures	(2)	—	(2)	(1)
Sold to franchisees	—	—	(5)	—
Restaurants at end of period	304	298	304	298
Franchise-operated restaurant activity:
Beginning of period	249	246	241	247
Openings	2	—	5	1
Closures	—	(1)	—	(3)
Purchased from Company	—	—	5	—
Restaurants at end of period	251	245	251	245
Total restaurant activity:
Beginning of period	554	543	551	544
Openings	3	1	6	3
Closures	(2)	(1)	(2)	(4)
Restaurants at end of period	555	543	555	543

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
Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of June 20, 2017 and June 14, 2016, there were 293 and 287 restaurants, respectively, in the comparable company-operated restaurant base. As of June 20, 2017 and June 14, 2016, there were 240 and 238 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.

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
Loss on Disposal of Assets, Net
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended June 20, 2017 and Twelve Weeks Ended June 14, 2016
The following table presents operating results for the twelve weeks ended June 20, 2017 and twelve weeks ended June 14, 2016, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	June 20, 2017			June 14, 2016			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$104,022	95.8%		$95,917	95.9%		$8,105	8.4%
Franchise revenue	3,903	3.6		3,576	3.6		327	9.1
Franchise sublease income	656	0.6		533	0.5		123	23.1
Total Revenue	108,581	100.0		100,026	100.0		8,555	8.6
Operating expenses
Restaurant operating expenses:
Food and paper costs	28,770	27.7	(1)	26,358	27.5	(1)	2,412	9.2
Labor and related expenses	33,185	31.9	(1)	30,249	31.5	(1)	2,936	9.7
Occupancy and other operating expenses	20,918	20.1	(1)	19,526	20.4	(1)	1,392	7.1
Total restaurant operating expenses	82,873	79.7	(1)	76,133	79.4	(1)	6,740	8.9
General and administrative	9,055	8.3		8,214	8.2		841	10.2
Depreciation and amortization	5,278	4.9		5,532	5.5		(254)	(4.6)
Occupancy and other-franchise subleases	602	0.6		510	0.5		92	18.0
Pre-opening costs	151	0.1		35	*		116	*
Restaurant closure charges, net	6	*		(166)	(0.2)		172	*
Loss on disposal of assets, net	340	0.3		62	0.1		278	*
Total operating expenses	98,305	90.5		90,320	90.3		7,985	8.8
Income from operations	10,276	9.5		9,706	9.7		570	5.9
Other expense
Interest expense	1,627	1.5		1,405	1.4		222	15.8
Transaction-related costs	—	—		126	0.1		(126)	(100.0)
Total other expense	1,627	1.5		1,531	1.5		96	6.3
Income from operations before provision for income taxes	8,649	8.0		8,175	8.2		474	5.8
Provision for income taxes	3,319	3.1		3,311	3.3		8	0.2
Net income	$5,330	4.9%		$4,864	4.9%		$466	9.6%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $8.1 million, or 8.4%, for the twelve weeks ended June 20, 2017, primarily due to an increase in company-operated same store sales of 6.9% and an increase from the net impact of restaurant openings, transfers and closures since the beginning of the second quarter of 2016. The growth in company-operated same store sales was primarily the result of an increase in average check size of 5.4%, and an increase in traffic of 1.5% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.3 million, or 9.1%, for the twelve weeks ended June 20, 2017, primarily due to an increase in franchise-operated same store sales of 7.5%, an increase from the net impact of restaurant openings, transfers, and closures since the beginning of the second quarter of 2016, as well as an increase in initial fees during the second quarter of 2017.
Franchise Sublease Income
Franchise sublease income increased $0.1 million, or 23.1%, the twelve weeks ended June 20, 2017, primarily due to sublease income related to the sale of company-operated stores to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 4 of the notes to consolidated financial statements for further discussion).
Food and Paper Costs
Food and paper costs increased $2.4 million, or 9.2% for the twelve weeks ended June 20, 2017 due to an increase in sales and modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs increased to 27.7% for the twelve weeks ended June 20, 2017 compared to 27.5% for the twelve weeks ended June 14, 2016. This increase was driven by commodity cost inflation and the impact of unfavorable menu mix, partially offset by modest menu price increases.
Labor and Related Expenses
Labor and related expenses increased $2.9 million, or 9.7% for the twelve weeks ended June 20, 2017, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017, increased paid sick leave expense and an increase in workers compensation expense due to higher payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 31.9% for the twelve weeks ended June 20, 2017 compared to 31.5% for the twelve weeks ended June 14, 2016. This percentage increase resulted primarily from the impact of the increased California minimum wage, increased paid sick leave expense and increased workers compensation expense discussed above, partially offset by the impact of modest menu price increases and the same store sales increase in traffic which helps to leverage the fixed components of labor costs.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $1.4 million, or 7.1% for the twelve weeks ended June 20, 2017, primarily due to increases in repairs, supplies and maintenance expense, rent and property taxes, and credit and debit card processing fees. In addition, advertising expense increased due to an increase in company restaurant sales, but remained consistent as a percentage of company restaurant sales. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.1% for the twelve weeks ended June 20, 2017 compared to 20.4% for the twelve weeks ended June 14, 2016. This overall reduction as a percent of company restaurant sales was primarily due same store sales increases which helped to leverage the fixed components of occupancy and other operating expenses, partially offset by increased repairs, supplies and maintenance expense as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $0.8 million, or 10.2% for the twelve weeks ended June 20, 2017, primarily due to an increase in management incentive compensation based on performance, stock-based compensation and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018. As a percentage of total revenue, general and administrative expense was 8.3% for the twelve weeks ended June 20, 2017 compared to 8.2% for the twelve weeks ended June 14, 2016. The increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.
Depreciation and Amortization
Depreciation and amortization expenses decreased $0.3 million, or 4.6% for the twelve weeks ended June 20, 2017, primarily due to assets that became fully depreciated in the prior fiscal year partially offset by the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 4.9% for the twelve weeks ended June 20, 2017 compared to 5.5% for the twelve weeks ended June 14, 2016.

Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.6 million and $0.5 million for the twelve weeks ended June 20, 2017 and June 14, 2016, respectively. The increase of $0.1 million was primarily due to sublease expense related to the sale of company-operated restaurants to franchisees during the first quarter of 2017 (see Note 4 of the notes to consolidated financial statements for further discussion).
Pre-opening Costs
Pre-opening costs were $151,000 for the twelve weeks ended June 20, 2017 compared to $35,000 for the twelve weeks ended June 14, 2016. The increase was due to an increased level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, net
Restaurant closure charges, net, were $6,000 for the twelve weeks ended June 20, 2017 compared to $(166,000) for the twelve weeks ended June 14, 2016. The current quarter activity primarily includes accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The twelve weeks ended June 14, 2016 includes an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, partially offset by an adjustment to increase the lease termination liability for two closed restaurants due to changes in estimates, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.3 million and $0.1 million for the twelve weeks ended June 20, 2017 and June 14, 2016, respectively. Current year loss was primarily related to the closure of two company-operated restaurants, a loss on the sale of owned land and building for an existing company-operated restaurant and the replacement of certain leasehold improvements and restaurant equipment. Prior year loss was primarily related to the closure of one company-operated restaurant and replacement of certain restaurant equipment.
Interest Expense
Interest expense was $1.6 million and $1.4 million for the twelve weeks ended June 20, 2017 and June 14, 2016, respectively. The increase is primarily due to a higher level of debt outstanding during the current year quarter compared to the prior year quarter and an increase in interest rates.
Transaction-Related Costs
Transaction-related costs were $0.1 million for the twelve weeks ended June 14, 2016 and primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015. There were no such transaction-related costs for the twelve weeks ended June 20, 2017.
Provision for Income Taxes
The effective income tax rates were 38.4% for the twelve weeks ended June 20, 2017 compared to 40.5% for the twelve weeks ended June 14, 2016. The provision for income taxes consisted of income tax expense of $3.3 million for both the twelve weeks ended June 20, 2017 and June 14, 2016. The income tax expense related to the twelve weeks ended June 20, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended June 14, 2016 is driven by our estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits.

Comparison of Results of Operations for the Twenty-Four Weeks Ended June 20, 2017 and Twenty-Four Weeks Ended June 14, 2016
The following table presents operating results for the twenty-four weeks ended June 20, 2017 and twenty-four weeks ended June 14, 2016, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	24 Weeks Ended
	June 20, 2017			June 14, 2016			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$205,244	95.9%		$189,467	96.0%		$15,777	8.3%
Franchise revenue	7,516	3.5		6,905	3.5		611	8.8
Franchise sublease income	1,166	0.5		1,057	0.5		109	10.3
Total Revenue	213,926	100.0		197,429	100.0		16,497	8.4
Operating expenses
Restaurant operating expenses:
Food and paper costs	56,688	27.6	(1)	52,487	27.7	(1)	4,201	8.0
Labor and related expenses	66,406	32.4	(1)	60,033	31.7	(1)	6,373	10.6
Occupancy and other operating expenses	41,636	20.3	(1)	39,649	20.9	(1)	1,987	5.0
Total restaurant operating expenses	164,730	80.3	(1)	152,169	80.3	(1)	12,561	8.3
General and administrative	18,360	8.6		16,506	8.4		1,854	11.2
Depreciation and amortization	10,381	4.9		11,018	5.6		(637)	(5.8)
Occupancy and other-franchise subleases	1,083	0.5		1,013	0.5		70	6.9
Pre-opening costs	177	0.1		128	0.1		49	38.3
Restaurant closure charges, net	15	*		12	*		3	25.0
Loss on disposal of assets, net	291	0.1		137	0.1		154	*
Total operating expenses	195,037	91.2		180,983	91.7		14,054	7.8
Income from operations	18,889	8.8		16,446	8.3		2,443	14.9
Other expense
Interest expense	3,170	1.5		2,877	1.5		293	10.2
Transaction-related costs	—	—		191	0.1		(191)	(100.0)
Total other expense	3,170	1.5		3,068	1.6		102	3.3
Income from operations before provision for income taxes	15,719	7.3		13,378	6.8		2,341	17.5
Provision for income taxes	6,151	2.9		5,453	2.8		698	12.8
Net income	$9,568	4.5%		$7,925	4.0%		$1,643	20.7%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $15.8 million, or 8.3%, for the twenty-four weeks ended June 20, 2017, primarily due to an increase in company-operated same store sales of 5.4% and an increase from the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2016. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.5%, and an increase in traffic of 0.9% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.6 million, or 8.8%, for the twenty-four weeks ended June 20, 2017, primarily due to an increase in franchise-operated same store sales of 6.0%, an increase from the net impact of restaurant openings, transfers, and closures since the beginning of the first quarter of 2016, as well as an increase in initial fees during the first half of 2017.
Franchise Sublease Income
Franchise sublease income increased $0.1 million, or 10.3%, for twenty-four weeks ended June 20, 2017 primarily due to sublease income related to the sale of company-operated stores to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 4 of the notes to consolidated financial statements for further discussion).
Food and Paper Costs
Food and paper costs increased $4.2 million, or 8.0% for the twenty-four weeks ended June 20, 2017 due to an increase in sales and modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs declined to 27.6% for the twenty-four weeks ended June 20, 2017 compared to 27.7% for the twenty-four weeks ended June 14, 2016. This reduction was driven by modest menu price increases partially offset by the impact of commodity cost inflation and unfavorable menu mix.
Labor and Related Expenses
Labor and related expenses increased $6.4 million, or 10.6% for the twenty-four weeks ended June 20, 2017, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017, an increase in workers compensation expense due to higher payments and reserves related to underlying claims activity and increased paid sick leave expense. As a percentage of company restaurant sales, labor and related expenses were 32.4% for the twenty-four weeks ended June 20, 2017 compared to 31.7% for the twenty-four weeks ended June 14, 2016. This percentage increase resulted primarily from the impact of the increased California minimum wage, increased workers compensation expense and increased paid sick leave expense discussed above, partially offset by the impact of modest menu price increases and the same store sales increase in traffic which helps to leverage the fixed components of labor costs.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $2.0 million, or 5.0% for the twenty-four weeks ended June 20, 2017, primarily due to increases in rent and property taxes, advertising, repairs, supplies and maintenance expense, and credit and debit card processing fees, partially offset by decreases in insurance and utilities. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.3% for the twenty-four weeks ended June 20, 2017 compared to 20.9% for the twenty-four weeks ended June 14, 2016. This overall reduction as a percent of company restaurant sales was primarily due to reduced insurance and utility expenses, as well as same store sales increases which helped to leverage the fixed components of occupancy and other operating expenses, partially offset by increased repairs, supplies and maintenance expense as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $1.9 million, or 11.2% for the twenty-four weeks ended June 20, 2017, primarily due to an increase in management incentive compensation based on performance, stock-based compensation and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018. As a percentage of total revenue, general and administrative expense was 8.6% for the twenty-four weeks ended June 20, 2017 compared to 8.4% for the twenty-four weeks ended June 14, 2016. The increase as a percent of total revenue was due to the above mentioned cost increases partially offset by increased total revenue.
Depreciation and Amortization
Depreciation and amortization expenses decreased $0.6 million, or 5.8% for the twenty-four weeks ended June 20, 2017, primarily due to assets that became fully depreciated in the prior fiscal year partially offset by the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 4.9% for the twenty-four weeks ended June 20, 2017 compared to 5.6% for the twenty-four weeks ended June 14, 2016.

Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $1.1 million and $1.0 million for the twenty-four weeks ended June 20, 2017 and June 14, 2016, respectively. The increase of $0.1 million was primarily due to sublease expense related to the sale of company-operated restaurants to franchisees during the first quarter of 2017 (see Note 4 of the notes to consolidated financial statements for further discussion).
Pre-opening Costs
Pre-opening costs were $0.2 million for the twenty-four weeks ended June 20, 2017 compared to $0.1 million for the twenty-four weeks ended June 14, 2016. The increase was due to an increased level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, net
Restaurant closure charges, net, were $15,000 for the twenty-four weeks ended June 20, 2017 compared to $12,000 for the twenty-four weeks ended June 14, 2016. Current year activity primarily includes accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The twenty-four weeks ended June 14, 2016 includes an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, partially offset by an adjustment to increase the lease termination for two closed restaurants due to changes in estimates, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.3 million and $0.1 million for the twenty-four weeks ended June 20, 2017 and June 14, 2016, respectively. Current year loss was primarily related to the closure of two company-operated restaurants, a loss on the sale of owned land and building for an existing company-operated restaurant and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated stores to franchisees (see Note 4 of the notes to consolidated financial statements for further discussion). Prior year loss was primarily related to the closure of one company-operated restaurant and replacement of certain restaurant equipment.
Interest Expense
Interest expense was $3.2 million and $2.9 million for the twenty-four weeks ended June 20, 2017 and June 14, 2016, respectively. The increase is primarily due to a higher level of debt outstanding during the current year period compared to the prior year period and an increase in interest rates.
Transaction-Related Costs
Transaction-related costs were $0.2 million for the twenty-four weeks ended June 14, 2016 and primarily consist of direct costs incurred in connection with the Business Combination which closed on June 30, 2015. There were no such transaction-related costs for the twenty-four weeks ended June 20, 2017.
Provision for Income Taxes
The effective income tax rates were 39.1% for the twenty-four weeks ended June 20, 2017 compared to 40.8% for the twenty-four weeks ended June 14, 2016. The provision for income taxes consisted of income tax expense of $6.2 million for the twenty-four weeks ended June 20, 2017 and $5.5 million for the twenty-four weeks ended June 14, 2016. The income tax expense related to the twenty-four weeks ended June 20, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits. The income tax expense related to the twenty-four weeks ended June 14, 2016 is driven by our estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations, available cash of $4.9 million at June 20, 2017 and available borrowing capacity of $85.7 million at June 20, 2017 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	24 Weeks Ended
	June 20, 2017	June 14, 2016
Net cash provided by (used in)
Operating activities	$24,814	$21,053
Investing activities	(5,359)	(16,189)
Financing activities	(23,325)	(7,760)
Net decrease in cash	$(3,870)	$(2,896)
Cash Flows Provided by Operating Activities
In the twenty-four weeks ended June 20, 2017, cash flows provided by operating activities were $24.8 million. The cash flows provided by operating activities resulted from net income of $9.6 million, non-cash adjustments for asset depreciation and amortization of $10.3 million, stock-based compensation of $2.1 million, deferred income taxes of $0.8 million, loss on disposal of assets of $0.3 million and net working capital requirements of $1.7 million.
In the twenty-four weeks ended June 14, 2016, cash flows provided by operating activities were $21.1 million. The cash flows provided by operating activities resulted from net income of $7.9 million, non-cash adjustment for asset depreciation and amortization of $10.9 million, deferred income taxes of $3.1 million, stock-based compensation of $1.6 million, loss on disposal of assets of $0.1 million, partially offset by net working capital requirements of $2.4 million and restaurant closures charges of $0.1 million.
Cash Flows Used in Investing Activities
In the twenty-four weeks ended June 20, 2017, cash flows used in investing activities were $5.4 million, which were primarily the result of purchase of property and equipment and other assets of $15.3 million, partially offset by proceeds from the disposal of property and equipment of $7.7 million and proceeds from the sale of five company-operated restaurants for $2.2 million. See Note 4 of the notes to consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.
In the twenty-four weeks ended June 14, 2016, cash flows used in investing activities were $16.2 million, which were primarily the result of the purchase of property and equipment and other assets.

Cash Flows Used in Financing Activities
In the twenty-four weeks ended June 20, 2017, cash flows used in financing activities were $23.3 million. The cash flows used in financing activities were primarily the result of the repurchase of 641,165 shares of our common stock and 400,000 warrants for an aggregate purchase price of $9.5 million, including incremental direct costs to acquire the shares and warrants, payments on capital lease and deemed landlord financing totaling $0.7 million and payments of tax withholding of $0.1 million related to restricted stock vesting. During the twenty-four weeks ended June 20, 2017, we borrowed $6.0 million on the revolving credit facility and made payments of $19.0 million on the revolving credit facility.
In the twenty-four weeks ended June 14, 2016, cash flows used in financing activities were $7.7 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 628,982 shares of our common stock and 241,806 warrants for an aggregate purchase price of $6.9 million, including incremental direct costs to acquire the shares, and payments on capital lease and deemed landlord financing totaling $0.8 million. During the twenty-four weeks ended June 14, 2016, we borrowed $4.0 million on the revolving credit facility and made payments of $4.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of June 20, 2017.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At June 20, 2017, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 2.8%. As of June 20, 2017 there were $146.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $18.3 million. Unused borrowing capacity at June 20, 2017 was $85.7 million.
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
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 20, 2017, we repurchased 400,000 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 20, 2017, we repurchased (1) 641,165 shares of common stock for an average price per share of $12.48 for an aggregate cost of approximately $8.0 million, including incremental direct costs to acquire the shares, and (2) 400,000 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of June 20, 2017, there was approximately $25.3 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
The 400,000 warrants purchased during the twelve and twenty-four weeks ended June 20, 2017 were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. Patrick Walsh currently serves on our Board of Directors and is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 20, 2017	June 14, 2016	June 20, 2017	June 14, 2016
Company restaurant sales	$104,022	$95,917	$205,244	$189,467
Restaurant operating expenses	82,873	76,133	164,730	152,169
Restaurant contribution	$21,149	$19,784	$40,514	$37,298
Restaurant contribution margin	20.3%	20.6%	19.7%	19.7%
The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 20, 2017	June 14, 2016	June 20, 2017	June 14, 2016
Net income	$5,330	$4,864	9,568	7,925
Non-GAAP adjustments:
Provision for income taxes	3,319	3,311	6,151	5,453
Interest expense	1,627	1,405	3,170	2,877
Depreciation and amortization	5,278	5,532	10,381	11,018
EBITDA	15,554	15,112	29,270	27,273
Stock-based compensation expense (a)	1,080	930	2,149	1,629
Loss on disposal of assets, net (b)	340	62	291	137
Restaurant closure charges, net (c)	6	(166)	15	12
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(145)	(140)	(292)	(280)
Transaction-related costs (e)	—	126	—	191
Pre-opening costs (f)	151	35	177	128
Adjusted EBITDA	$16,986	$15,959	$31,610	$29,090

(a)	Includes non-cash, stock-based compensation.

(b)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of June 20, 2017, we had outstanding variable rate borrowings of $146.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, will increase to $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 368 restaurants in California of which 249 are company-operated and 119 are franchise-operated.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.25 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 25 company-owned restaurants and eight franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017 filed with the SEC on March 13, 2017. There have been no material changes in any of our critical accounting policies during the twenty-four week period ended June 20, 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended June 20, 2017, we repurchased 400,000 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 20, 2017, we repurchased (1) 641,165 shares of common stock for an average price per share of $12.48 for an aggregate cost of approximately $8.0 million, including incremental direct costs to acquire the shares, and (2) 400,000 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of June 20, 2017, there was approximately $25.3 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended June 20, 2017. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
March 29, 2017 - April 25, 2017	—	400,000	$—	$3.75	—	400,000	$25,261,970
April 26, 2017 - May 23, 2017	—	—	$—	$—	—	—	$25,261,970
May 24, 2017 - June 20, 2017	—	—	$—	$—	—	—	$25,261,970
Total	—	400,000	$—	$—

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: July 27, 2017

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)