Form 10-Q
period 2017-09-12
Del Taco Restaurants, Inc.
filed 2017-10-20
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 12, 2017
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 19, 2017, there were 38,677,234 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 12, 2017 (Unaudited) and January 3, 2017	1
Unaudited Consolidated Statements of Comprehensive Income for the Twelve and Thirty-Six Weeks Ended September 12, 2017 and the Twelve and Thirty-Six Weeks Ended September 6, 2016	2
Unaudited Consolidated Statements of Cash Flows for the Thirty-Six Weeks Ended September 12, 2017 and the Thirty-Six Weeks Ended September 6, 2016	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Control and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	36

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 12, 2017	January 3, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,022	$8,795
Accounts and other receivables, net	3,353	4,141
Inventories	2,642	2,718
Prepaid expenses and other current assets	4,273	4,204
Total current assets	17,290	19,858
Property and equipment, net	146,308	138,320
Goodwill	319,778	320,025
Trademarks	220,300	220,300
Intangible assets, net	22,523	24,782
Other assets, net	3,622	3,872
Total assets	$729,821	$727,157
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,060	$16,427
Other accrued liabilities	39,065	36,653
Current portion of capital lease obligations and deemed landlord financing liabilities	1,497	1,588
Total current liabilities	60,622	54,668
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	161,968	173,743
Deferred income taxes	93,700	91,273
Other non-current liabilities	31,058	30,140
Total liabilities	347,348	349,824
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,677,234 shares issued and outstanding at September 12, 2017; 39,153,503 shares issued and outstanding at January 3, 2017	4	4
Additional paid-in capital	350,873	360,131
Accumulated other comprehensive (loss) income	(99)	172
Retained earnings	31,695	17,026
Total shareholders’ equity	382,473	377,333
Total liabilities and shareholders’ equity	$729,821	$727,157
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		36 Weeks Ended
	September 12, 2017	September 6, 2016	September 12, 2017	September 6, 2016
Revenue:
Company restaurant sales	$106,298	$100,173	$311,542	$289,640
Franchise revenue	3,978	3,686	11,494	10,591
Franchise sublease income	712	560	1,878	1,617
Total revenue	110,988	104,419	324,914	301,848
Operating expenses:
Restaurant operating expenses:
Food and paper costs	29,648	27,574	86,336	80,061
Labor and related expenses	33,635	30,748	100,041	90,781
Occupancy and other operating expenses	22,608	20,911	64,243	60,560
General and administrative	8,817	8,566	27,177	25,072
Depreciation and amortization	5,522	5,157	15,903	16,175
Occupancy and other - franchise subleases	654	521	1,738	1,534
Pre-opening costs	354	94	531	222
Restaurant closure charges, net	(16)	(133)	(1)	(121)
Loss on disposal of assets, net	233	54	524	191
Total operating expenses	101,455	93,492	296,492	274,475
Income from operations	9,533	10,927	28,422	27,373
Other expense
Interest expense	1,628	1,412	4,798	4,289
Transaction-related costs	—	490	—	681
Total other expense	1,628	1,902	4,798	4,970
Income from operations before provision for income taxes	7,905	9,025	23,624	22,403
Provision for income taxes	2,804	4,076	8,955	9,529
Net income	5,101	4,949	14,669	12,874
Other comprehensive loss:
Change in fair value of interest rate cap, net of tax	(35)	(122)	(271)	(122)
Total other comprehensive loss	(35)	(122)	(271)	(122)
Comprehensive income	$5,066	$4,827	$14,398	$12,752
Earnings per share:
Basic	$0.13	$0.13	$0.38	$0.33
Diluted	$0.13	$0.13	$0.37	$0.33
Weighted-average shares outstanding
Basic	38,695,099	38,465,064	38,744,963	38,518,431
Diluted	39,839,571	38,688,961	40,016,062	38,682,273
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	36 Weeks Ended
	September 12, 2017	September 6, 2016
Operating activities
Net income	$14,669	$12,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,903	16,175
Amortization of favorable and unfavorable lease assets and liabilities, net	(521)	(420)
Amortization of deferred financing costs and debt discount	267	267
Stock-based compensation	3,340	2,630
Deferred income taxes	2,607	6,019
Loss on disposal of assets, net	524	191
Restaurant closure charges	125	(403)
Changes in operating assets and liabilities:
Accounts and other receivables, net	788	26
Inventories	76	296
Prepaid expenses and other current assets	(69)	(1,699)
Other assets	(84)	—
Accounts payable	3,633	302
Other accrued liabilities	2,319	3,374
Other non-current liabilities	283	(936)
Net cash provided by operating activities	43,860	38,696
Investing activities
Purchases of property and equipment	(30,122)	(23,143)
Proceeds from disposal of property and equipment, net	7,733	5
Purchases of other assets	(705)	(1,538)
Proceeds from sale of company-operated restaurants	2,192	—
Net cash used in investing activities	(20,902)	(24,676)
Financing activities
Repurchase of common stock and warrants	(10,711)	(12,169)
Payment of tax withholding related to restricted stock vesting	(1,923)	(916)
Payments on capital leases and deemed landlord financing	(1,133)	(1,214)
Proceeds from revolving credit facility	19,000	14,000
Payments on revolving credit facility	(30,000)	(12,000)
Payment for interest rate cap	—	(312)
Proceeds from exercise of stock options	36	—
Net cash used in financing activities	(24,731)	(12,611)
(Decrease) increase in cash and cash equivalents	(1,773)	1,409
Cash and cash equivalents at beginning of period	8,795	10,194
Cash and cash equivalents at end of period	$7,022	$11,603
Supplemental cash flow information:
Cash paid during the period for interest	$4,355	$4,279
Cash paid during the period for income taxes	4,743	811
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$5,552	$3,672
Write-offs of accounts receivables	—	72
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net of tax	(271)	(122)
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 12, 2017, there were 305 company-operated and 253 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At September 6, 2016, there were 300 company-operated and 246 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2017 is a fifty-two week period ending January 2, 2018. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. Fiscal year 2016 is the fifty-three week period ended January 3, 2017. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2017, the Company’s accompanying financial statements reflect the twelve weeks and thirty-six weeks ended September 12, 2017. For fiscal year 2016, the Company’s accompanying financial statements reflect the twelve weeks and thirty-six weeks ended September 6, 2016.
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
Recently Issued Accounting Standards
In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether certain transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company elected as permitted by the standard, to early adopt ASU 2017-01 in the current period. The adoption of ASU 2017-01 did not have a material impact to the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with certain practical expedients available. The Company currently believes the guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2017. The ASU is to be applied retrospectively or using a cumulative effect transition method. The Company will adopt this new guidance in fiscal year 2018, and has not yet selected a transition method. The Company does not currently believe the new revenue recognition standard will materially impact the recognition of company restaurant sales or royalty fees from franchisees. Additionally, lease rental revenues are not within the scope of this new guidance. Based on an on-going assessment, the Company expects the adoption of the new guidance to change the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees. Currently, these fees are generally recognized upfront upon either the opening of the respective restaurant or when a renewal agreement becomes effective. The Company currently believes the new guidance will generally require these fees to be recognized over the term of the related franchise agreement for the respective restaurant. In addition, the Company anticipates funds contributed by franchisees to the advertising funds managed by the Company, as well as the associated advertising fund expenditures, will be reported on a gross basis, and the advertising fund revenues and expenses may be reported in different periods. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions in addition to the impact on accounting policies and related disclosures.
3. Restaurant Closure Charges, Net
At September 12, 2017 and January 3, 2017, the restaurant closure liability is $2.7 million and $3.1 million, respectively. The details of the restaurant closure activities are discussed below.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Total
Balance at January 3, 2017	$1,365
Charges for accretion in current period	75
Cash payments	(208)
Balance at September 12, 2017	$1,232
The current portion of the restaurant closure liability is $0.3 million at both September 12, 2017 and January 3, 2017 and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.9 million and $1.1 million at September 12, 2017 and January 3, 2017, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the thirty-six weeks ended September 12, 2017, the Company recorded accretion expense related to the closures, offset by $0.1 million of sublease income from leases which are treated as deemed landlord financing. A summary of the restaurant closure liability activity, all of which relates to contract termination costs, for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 3, 2017	$1,773
Charges for accretion in current period	50
Cash payments	(349)
Balance at September 12, 2017	$1,474
The current portion of the restaurant closure liability is $0.1 million and $0.6 million at September 12, 2017 and January 3, 2017, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.4 million and $1.2 million at September 12, 2017 and January 3, 2017, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
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
The Company sold five company-operated restaurants to franchisees in the first quarter of 2017 and the following table summarizes the related gain recognized during the thirty-six weeks ended September 12, 2017 (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

36 Weeks Ended September 12, 2017
Company-operated restaurants sold to franchisees	5

Proceeds from the sale of company-operated restaurants	$2,192
Net assets sold (primarily furniture, fixtures and equipment)	(1,261)
Goodwill related to the company-operated restaurants sold to franchisees	(247)
Net unfavorable lease liabilities (a)	(548)
Other costs	(5)
Gain on sale of company-operated restaurants (b)	$131
(a) The Company recorded favorable lease assets of $0.1 million and unfavorable lease liabilities of $0.6 million as a result of subleasing land, buildings and leasehold improvements to franchisees, in connection with the sale of company-operated restaurants.
(b) Included in loss on disposal of assets, net on the consolidated statements of comprehensive income.
5. Goodwill and other Intangible Assets
Goodwill was $319.8 million at September 12, 2017 compared to $320.0 million at January 3, 2017. The change is due to the sale of company-operated stores as described in more detail in Note 4.
There have been no changes in the carrying amount of trademarks since January 3, 2017.
The Company’s other intangible assets at September 12, 2017 and January 3, 2017 consisted of the following (in thousands):

	September 12, 2017			January 3, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$14,161	$(4,282)	$9,879	$14,176	$(2,996)	$11,180
Franchise rights	15,489	(2,970)	12,519	15,489	(2,038)	13,451
Reacquired franchise rights	161	(36)	125	161	(10)	151
Total amortized other intangible assets	$29,811	$(7,288)	$22,523	$29,826	$(5,044)	$24,782

During the thirty-six weeks ended September 12, 2017, the Company wrote-off $15,000 of favorable lease assets related to the closure of one company-operated restaurant.
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at September 12, 2017 and January 3, 2017 consisted of the following (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	September 12, 2017	January 3, 2017
2015 Senior Credit Facility, net of debt discount of $835 and $1,035 and deferred financing costs of $282 and $349 at September 12, 2017 and January 3, 2017, respectively	$146,883	$157,616
Total outstanding indebtedness	146,883	157,616
Obligations under capital leases and deemed landlord financing liabilities	16,582	17,715
Total debt	163,465	175,331
Less: amounts due within one year	1,497	1,588
Total amounts due after one year, net	$161,968	$173,743

At September 12, 2017 and January 3, 2017, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 12, 2017. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At September 12, 2017, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.0%. At September 12, 2017, the Company had a total of $83.8 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $148.0 million of outstanding borrowings and letters of credit outstanding of $18.2 million which reduce availability under the 2015 Senior Credit Facility.
7. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through September 12, 2017, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended September 12, 2017.
As of September 12, 2017, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at September 12, 2017 remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 30 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $34,000 is expected to be reclassified into interest expense over the next 12 months.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The effective portion of the 2016 Interest Rate Cap Agreement through September 12, 2017 was included in accumulated other comprehensive income.
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of September 12, 2017 and January 3, 2017, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.1 million and $0.6 million at September 12, 2017 and January 3, 2017, respectively, and is included in other assets in the consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of September 12, 2017 and January 3, 2017 were as follows (in thousands):

	September 12, 2017 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$147	$—	$147	$—
Total assets measured at fair value	$147	$—	$147	$—

	January 3, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$598	$—	$598	$—
Total assets measured at fair value	$598	$—	$598	$—
9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	September 12, 2017	January 3, 2017
Employee compensation and related items	$11,983	$13,783
Accrued insurance	8,213	8,192
Accrued sales tax	4,758	3,916
Accrued advertising	2,173	1,657
Accrued income tax	2,167	562
Accrued real property tax	1,946	1,274
Restaurant closure liability	435	875
Other	7,390	6,394
	$39,065	$36,653

A summary of other non-current liabilities follows (in thousands):

	September 12, 2017	January 3, 2017
Unfavorable lease liabilities	$15,249	$17,072
Insurance reserves	4,859	4,269
Deferred rent liability	2,389	1,676
Restaurant closure liability	2,271	2,263
Deferred development and initial franchise fees	1,402	1,385
Unearned trade discount, non-current	1,284	1,596
Deferred gift card income	565	1,182
Other	3,039	697
	$31,058	$30,140
10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At September 12, 2017, there were 1,338,236 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.2 million and $1.0 million for the twelve weeks ended September 12, 2017 and September 6, 2016, respectively, and $3.3 million and $2.6 million for the thirty-six weeks ended September 12, 2017 and September 6, 2016, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of September 12, 2017 and changes during the period from January 3, 2017 through September 12, 2017 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 3, 2017	1,133,822	$10.40
Granted	529,690	13.62
Vested	(397,727)	10.60
Forfeited	(175,625)	10.37
Nonvested at September 12, 2017	1,090,160	$11.89
During the thirty-six weeks ended September 12, 2017, the Company made payments of $1.9 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 140,209 shares withheld. As of September 12, 2017, there was $11.4 million of unrecognized expense, net of estimated forfeitures, related to restricted stock awards which is expected to be recognized over a weighted-average remaining period of 2.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Stock Options
A summary of stock option activity as of September 12, 2017 and changes during the period from January 3, 2017 through September 12, 2017 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 3, 2017	334,500	$9.94	6.1	$1,464
Granted	125,000	13.78
Exercised	(3,500)	10.25
Forfeited/Expired	(10,250)	9.92
Options outstanding at September 12, 2017	445,750	$11.02	5.8	$1,332
Options exercisable at September 12, 2017	130,998	$10.11	5.2	$509
Options exercisable and expected to vest at September 12, 2017	417,117	$10.97	5.8	$1,265
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 3, 2017 and September 12, 2017, respectively.
As of September 12, 2017, there was $1.1 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.9 years.
11. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 12, 2017, the Company repurchased (1) 96,122 shares of common stock for an average price per share of $12.35 for an aggregate cost of approximately $1.2 million, including incremental direct costs to acquire the shares, and (2) 1,186 warrants for an average price per warrant of $3.97 for an aggregate cost of approximately $5,000, including incremental direct costs to acquire the warrants. During the thirty-six weeks ended September 12, 2017, the Company repurchased (1) 737,287 shares of common stock for an average price per share of $12.46 for an aggregate cost of approximately $9.2 million, including incremental direct costs to acquire the shares, and (2) 401,186 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of September 12, 2017. As of September 12, 2017, there was approximately $24.1 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		36 Weeks Ended
	September 12, 2017	September 6, 2016	September 12, 2017	September 6, 2016
Numerator:
Net income	$5,101	$4,949	$14,669	$12,874
Denominator:
Weighted-average shares outstanding - basic	38,695,099	38,465,064	38,744,963	38,518,431
Dilutive effect of unvested restricted stock	319,624	223,897	430,589	163,842
Dilutive effect of stock options	30,477	—	25,673	—
Dilutive effect of warrants	794,371	—	814,837	—
Weighted-average shares outstanding - diluted	39,839,571	38,688,961	40,016,062	38,682,273
Net income per share - basic	0.13	$0.13	0.38	$0.33
Net income per share - diluted	0.13	$0.13	0.37	$0.33
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	469,691	10,829,117	188,369	12,126,069
Antidilutive stock options, unvested restricted stock and warrants were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares.
13. Income Taxes
The effective income tax rates were 35.5% and 45.2% for the twelve weeks ended September 12, 2017 and September 6, 2016, respectively. The provision for income taxes consisted of income tax expense of $2.8 million and $4.1 million for the twelve weeks ended September 12, 2017 and September 6, 2016, respectively. The effective income tax rates were 37.9% and 42.5% for the thirty-six weeks ended September 12, 2017 and September 6, 2016, respectively. The provision for income taxes consisted of income tax expense of $9.0 million and $9.5 million for the thirty-six weeks ended September 12, 2017 and September 6, 2016, respectively.
The income tax expense for the twelve weeks ended September 12, 2017 is driven by the estimated effective income tax rate of 35.5% which primarily consists of statutory federal and state tax rates based on apportioned income, reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits. The income tax expense for the twelve weeks ended September 6, 2016 is driven by the estimated effective income tax rate of 45.2% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.
The income tax expense for the thirty-six weeks ended September 12, 2017 is driven by the estimated effective income tax rate of 37.9% which primarily consists of statutory federal and state tax rates based on apportioned income, reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits. The income tax expense for the thirty-six weeks ended September 6, 2016 is driven by the estimated effective income tax rate of 42.5% which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

addition, the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of September 12, 2017 and January 3, 2017 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 12, 2017, are approximately $63.5 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks and wage statement to its California general managers. On March 4, 2016, the Court denied class certification on the overtime and meal period claims. At that time, the Court granted class certification on the wage statement issue only. On June 23, 2017, the Court filed a tentative ruling granting Del Taco’s motion to decertify the sole remaining class. The parties are in the process of stipulating to decertification of the class and expect the Court to approve the stipulation. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 12, 2017.
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 12, 2017.

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of September 12, 2017, we have 558 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.13 during Fiscal 2016, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Third Quarter 2017 Highlights
Our third quarter 2017 results and highlights include the following:

•
Total revenues increased 6.3% for the twelve weeks ended September 12, 2017 to $111.0 million compared to $104.4 million for the twelve weeks ended September 6, 2016 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2017 compared to 2016. Total revenues increased 7.6% for the thirty-six weeks ended September 12, 2017 to $324.9 million compared to $301.8 million for the thirty-six weeks ended September 6, 2016 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2017 compared to 2016.

•
During the twelve weeks ended September 12, 2017, we opened a total of four new company-operated and franchise-operated restaurants. During the thirty-six weeks ended September 12, 2017, we opened a total of ten new company-operated and franchise-operated restaurants. During the twelve weeks ended September 6, 2016, we opened a total of three new company-operated and franchise-operated restaurants. During the thirty-six weeks ended September 6, 2016, we opened a total of six new company-operated and franchise-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and thirty-six weeks ended September 12, 2017 and September 6, 2016:

	12 Weeks Ended		36 Weeks Ended
	September 12, 2017	September 6, 2016	September 12, 2017	September 6, 2016
Company-operated same store sales	3.7%	7.1%	4.8%	4.4%
Franchise-operated same store sales	4.6%	6.2%	5.5%	4.5%
System-wide same store sales	4.1%	6.7%	5.1%	4.4%
The increase in company-operated same store sales in the twelve weeks ended September 12, 2017 was driven by an increase in average check size of 4.0%, partially offset by a decrease in traffic of 0.3% compared to the twelve weeks ended September 6, 2016. The increase in company-operated same store sales in the twelve weeks ended September 6, 2016 was driven by an increase in average check size of 4.8% and an increase in traffic of 2.3% compared to the twelve weeks ended September 8, 2015.
The increase in company-operated same store sales in the thirty-six weeks ended September 12, 2017 was driven by an increase in average check size of 4.3% and an increase in traffic of 0.5% compared to the thirty-six weeks ended September 6, 2016. The increase in company-operated same store sales in the thirty-six weeks ended September 6, 2016 was driven by an increase in average check size of 5.1%, partially offset by a decrease in traffic of 0.7% compared to the thirty-six weeks ended September 8, 2015.
Restaurant Development
Del Taco restaurant counts at the end of the twelve and thirty-six weeks ended September 12, 2017 and September 6, 2016, are as follows:

	12 Weeks Ended		36 Weeks Ended
	September 12, 2017	September 6, 2016	September 12, 2017	September 6, 2016
Company-operated restaurant activity:
Beginning of period	304	298	310	297
Openings	2	1	3	3
Closures	(1)	—	(3)	(1)
Purchased from franchisees	—	1	—	1
Sold to franchisees	—	—	(5)	—
Restaurants at end of period	305	300	305	300
Franchise-operated restaurant activity:
Beginning of period	251	245	241	247
Openings	2	2	7	3
Closures	—	—	—	(3)
Purchased from Company	—	—	5	—
Sold to Company	—	(1)	—	(1)
Restaurants at end of period	253	246	253	246
Total restaurant activity:
Beginning of period	555	543	551	544
Openings	4	3	10	6
Closures	(1)	—	(3)	(4)
Restaurants at end of period	558	546	558	546

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We currently plan to open an estimated 23 to 24 system-wide restaurants in Fiscal 2017. From time to time, we and our franchisees may close restaurants.
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
Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of September 12, 2017 and September 6, 2016, there were 294 and 290 restaurants, respectively, in the comparable company-operated restaurant base. As of September 12, 2017 and September 6, 2016, there were 240 and 237 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.

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
Transaction-Related Costs
Transaction-related costs consists of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding warrant and the strategic sale process which commenced during 2014 and resulted in a March 2015 stock purchase agreement and the Business Combination (defined in Note 1 to the consolidated financial statements included in this quarterly report on Form 10-Q) consummated pursuant to the Merger Agreement (also defined in Note 1) on June 30, 2015.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended September 12, 2017 and Twelve Weeks Ended September 6, 2016
The following table presents operating results for the twelve weeks ended September 12, 2017 and twelve weeks ended September 6, 2016, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	September 12, 2017			September 6, 2016			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$106,298	95.8%		$100,173	95.9%		$6,125	6.1%
Franchise revenue	3,978	3.6		3,686	3.5		292	7.9
Franchise sublease income	712	0.6		560	0.5		152	27.1
Total revenue	110,988	100.0		104,419	100.0		6,569	6.3
Operating expenses
Restaurant operating expenses:
Food and paper costs	29,648	27.9	(1)	27,574	27.5	(1)	2,074	7.5
Labor and related expenses	33,635	31.6	(1)	30,748	30.7	(1)	2,887	9.4
Occupancy and other operating expenses	22,608	21.3	(1)	20,911	20.9	(1)	1,697	8.1
Total restaurant operating expenses	85,891	80.8	(1)	79,233	79.1	(1)	6,658	8.4
General and administrative	8,817	7.9		8,566	8.2		251	2.9
Depreciation and amortization	5,522	5.0		5,157	4.9		365	7.1
Occupancy and other-franchise subleases	654	0.6		521	0.5		133	25.5
Pre-opening costs	354	0.3		94	0.1		260	*
Restaurant closure charges, net	(16)	*		(133)	(0.1)		117	*
Loss on disposal of assets, net	233	0.2		54	0.1		179	*
Total operating expenses	101,455	91.4		93,492	89.5		7,963	8.5
Income from operations	9,533	8.6		10,927	10.5		(1,394)	(12.8)
Other expense
Interest expense	1,628	1.5		1,412	1.4		216	15.3
Transaction-related costs	—	—		490	0.5		(490)	(100.0)
Total other expense	1,628	1.5		1,902	1.8		(274)	(14.4)
Income from operations before provision for income taxes	7,905	7.1		9,025	8.6		(1,120)	(12.4)
Provision for income taxes	2,804	2.5		4,076	3.9		(1,272)	(31.2)
Net income	$5,101	4.6%		$4,949	4.7%		$152	3.1%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $6.1 million, or 6.1%, for the twelve weeks ended September 12, 2017, primarily due to an increase in company-operated same store sales of 3.7% as well as additional restaurants open during 2017 compared to 2016. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.0%, partially offset by a decrease in traffic of 0.3% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.3 million, or 7.9%, for the twelve weeks ended September 12, 2017, primarily due to an increase in franchise-operated same store sales of 4.6%, an increase from the net impact of restaurant openings, transfers, and closures since the beginning of the third quarter of 2016.
Franchise Sublease Income
Franchise sublease income increased $0.2 million, or 27.1%, for the twelve weeks ended September 12, 2017, primarily due to sublease income related to the sale of company-operated stores to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 4 of the notes to consolidated financial statements for further discussion).
Food and Paper Costs
Food and paper costs increased $2.1 million, or 7.5% for the twelve weeks ended September 12, 2017 due to an increase in company restaurant sales and commodity cost inflation. As a percentage of company restaurant sales, food and paper costs increased to 27.9% for the twelve weeks ended September 12, 2017 compared to 27.5% for the twelve weeks ended September 6, 2016. This increase was driven by commodity cost inflation and the impact of unfavorable menu mix, partially offset by modest menu price increases.
Labor and Related Expenses
Labor and related expenses increased $2.9 million, or 9.4% for the twelve weeks ended September 12, 2017, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017, a Los Angeles minimum wage increase on July 1, 2017, increased paid sick leave expense and an increase in payroll related taxes, partially offset by a reduction in workers compensation expense based on payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 31.6% for the twelve weeks ended September 12, 2017 compared to 30.7% for the twelve weeks ended September 6, 2016. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage, increased paid sick leave expense and increased payroll tax expense discussed above, partially offset by the impact of modest menu price increases.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $1.7 million, or 8.1% for the twelve weeks ended September 12, 2017, primarily due to increases in utilities, advertising, repairs, supplies and maintenance expense, rent, insurance and credit and debit card processing fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 21.3% for the twelve weeks ended September 12, 2017 compared to 20.9% for the twelve weeks ended September 6, 2016. This percentage increase resulted primarily from increased advertising, repairs, supplies and maintenance expense and insurance expense discussed above, partially offset by the impact of same store sales increases that helped to reduce utilities and rent expense as a percentage of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $0.3 million, or 2.9% for the twelve weeks ended September 12, 2017, primarily due to an increase in salaries, stock-based compensation and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018, partially offset by a reduction in performance-based management incentive compensation and legal expenses. As a percentage of total revenue, general and administrative expense was 7.9% for the twelve weeks ended September 12, 2017 compared to 8.2% for the twelve weeks ended September 6, 2016. The decrease as a percent of total revenue was due to a decrease in performance-based management incentive compensation and legal expenses and increased total revenues, partially offset by the increases discussed above.
Depreciation and Amortization
Depreciation and amortization expenses increased $0.4 million, or 7.1% for the twelve weeks ended September 12, 2017, primarily due to the addition of new assets partially offset by assets that became fully depreciated in the prior fiscal year. As a percentage of total revenue, depreciation and amortization expenses was 5.0% for the twelve weeks ended September 12, 2017 compared to 4.9% for the twelve weeks ended September 6, 2016.

Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.7 million and $0.5 million for the twelve weeks ended September 12, 2017 and September 6, 2016, respectively. The increase was primarily due to sublease expense related to the sale of company-operated restaurants to franchisees during the first quarter of 2017 (see Note 4 of the notes to consolidated financial statements for further discussion).
Pre-opening Costs
Pre-opening costs were $0.4 million for the twelve weeks ended September 12, 2017 compared to $0.1 million for the twelve weeks ended September 6, 2016. The increase was due to an increased level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $(16,000) for the twelve weeks ended September 12, 2017 compared to $(133,000) for the twelve weeks ended September 6, 2016. The current quarter activity primarily includes sublease income from leases which are treated as deemed landlord financing, partially offset by accretion expense. The twelve weeks ended September 6, 2016 includes an adjustment to decrease the lease termination liability for one closed restaurant due to a change in estimate, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.2 million and $0.1 million for the twelve weeks ended September 12, 2017 and September 6, 2016, respectively. Current year loss was primarily related to the closure of one company-operated restaurant and the disposal and replacement of certain restaurant equipment. Prior year loss was primarily related to the disposal and replacement of certain restaurant equipment.
Interest Expense
Interest expense was $1.6 million and $1.4 million for the twelve weeks ended September 12, 2017 and September 6, 2016, respectively. The increase is primarily due to an increase in interest rates partially offset by a lower level of debt outstanding during the current year.
Transaction-Related Costs
Transaction-related costs were $0.5 million for the twelve weeks ended September 6, 2016 and primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding warrant. There were no such transaction-related costs for the twelve weeks ended September 12, 2017.
Provision for Income Taxes
The effective income tax rates were 35.5% for the twelve weeks ended September 12, 2017 compared to 45.2% for the twelve weeks ended September 6, 2016. The provision for income taxes consisted of income tax expense of $2.8 million for the twelve weeks ended September 12, 2017 and $4.1 million for the twelve weeks ended September 6, 2016. The income tax expense related to the twelve weeks ended September 12, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense as well as federal targeted job credits. The income tax expense related to the twelve weeks ended September 6, 2016 is driven by our estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.

Comparison of Results of Operations for the Thirty-Six Weeks Ended September 12, 2017 and Thirty-Six Weeks Ended September 6, 2016
The following table presents operating results for the thirty-six weeks ended September 12, 2017 and thirty-six weeks ended September 6, 2016, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	36 Weeks Ended
	September 12, 2017			September 6, 2016			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$311,542	95.9%		$289,640	96.0%		$21,902	7.6%
Franchise revenue	11,494	3.5		10,591	3.5		903	8.5
Franchise sublease income	1,878	0.6		1,617	0.5		261	16.1
Total revenue	324,914	100.0		301,848	100.0		23,066	7.6
Operating expenses
Restaurant operating expenses:
Food and paper costs	86,336	27.7	(1)	80,061	27.6	(1)	6,275	7.8
Labor and related expenses	100,041	32.1	(1)	90,781	31.3	(1)	9,260	10.2
Occupancy and other operating expenses	64,243	20.6	(1)	60,560	20.9	(1)	3,683	6.1
Total restaurant operating expenses	250,620	80.4	(1)	231,402	79.9	(1)	19,218	8.3
General and administrative	27,177	8.4		25,072	8.3		2,105	8.4
Depreciation and amortization	15,903	4.9		16,175	5.4		(272)	(1.7)
Occupancy and other-franchise subleases	1,738	0.5		1,534	0.5		204	13.3
Pre-opening costs	531	0.2		222	0.1		309	*
Restaurant closure charges, net	(1)	*		(121)	*		120	(99.2)
Loss on disposal of assets, net	524	0.2		191	0.1		333	*
Total operating expenses	296,492	91.3		274,475	90.9		22,017	8.0
Income from operations	28,422	8.7		27,373	9.1		1,049	3.8
Other expense
Interest expense	4,798	1.5		4,289	1.4		509	11.9
Transaction-related costs	—	—		681	0.2		(681)	(100.0)
Total other expense	4,798	1.5		4,970	1.6		(172)	(3.5)
Income from operations before provision for income taxes	23,624	7.3		22,403	7.4		1,221	5.5
Provision for income taxes	8,955	2.8		9,529	3.2		(574)	(6.0)
Net income	$14,669	4.5%		$12,874	4.3%		$1,795	13.9%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $21.9 million, or 7.6%, for the thirty-six weeks ended September 12, 2017, primarily due to an increase in company-operated same store sales of 4.8% as well as additional restaurants open during 2017 compared to 2016. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.3%, and an increase in traffic of 0.5% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.9 million, or 8.5%, for the thirty-six weeks ended September 12, 2017, primarily due to an increase in franchise-operated same store sales of 5.5%, an increase from the net impact of restaurant openings, transfers, and closures since the beginning of the first quarter of 2016, as well as an increase in initial fees.
Franchise Sublease Income
Franchise sublease income increased $0.3 million, or 16.1%, for thirty-six weeks ended September 12, 2017 primarily due to sublease income related to the sale of company-operated stores to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 4 of the notes to consolidated financial statements for further discussion).
Food and Paper Costs
Food and paper costs increased $6.3 million, or 7.8% for the thirty-six weeks ended September 12, 2017 due to an increase in company restaurant sales and modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs increased slightly to 27.7% for the thirty-six weeks ended September 12, 2017 compared to 27.6% for the thirty-six weeks ended September 6, 2016. This increase was driven by commodity cost inflation and the impact of unfavorable menu mix, partially offset by modest menu price increases.
Labor and Related Expenses
Labor and related expenses increased $9.3 million, or 10.2% for the thirty-six weeks ended September 12, 2017, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017, a Los Angeles minimum wage increase on July 1, 2017, an increase in payroll related taxes, an increase in workers compensation expense due to higher payments and reserves related to underlying claims activity and increased paid sick leave expense. As a percentage of company restaurant sales, labor and related expenses were 32.1% for the thirty-six weeks ended September 12, 2017 compared to 31.3% for the thirty-six weeks ended September 6, 2016. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage, increased payroll tax expense, increased workers compensation expense and increased paid sick leave expense discussed above, partially offset by the impact of modest menu price increases and the same store sales increase in traffic which helps to leverage the fixed components of labor costs.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.7 million, or 6.1% for the thirty-six weeks ended September 12, 2017, primarily due to increases in rent and property taxes, advertising, utilities, repairs, supplies and maintenance expense, and credit and debit card processing fees, partially offset by decreases in insurance. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.6% for the thirty-six weeks ended September 12, 2017 compared to 20.9% for the thirty-six weeks ended September 6, 2016. This overall reduction as a percent of company restaurant sales was primarily due to reduced insurance expense and the timing of advertising expense, as well as same store sales increases which helped to reduce utilities and rent as a percentage of company restaurant sales, partially offset by increased repairs, supplies and maintenance expense as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $2.1 million, or 8.4% for the thirty-six weeks ended September 12, 2017, primarily due to an increase in salaries, performance-based management incentive compensation, stock-based compensation, travel and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018, partially offset by a reduction in legal expenses. As a percentage of total revenue, general and administrative expense was 8.4% for the thirty-six weeks ended September 12, 2017 compared to 8.3% for the thirty-six weeks ended September 6, 2016. The increase as a percent of total revenue was due to the above mentioned cost increases, partially offset by reduced legal expenses and increased total revenue.

Depreciation and Amortization
Depreciation and amortization expenses decreased $0.3 million, or 1.7% for the thirty-six weeks ended September 12, 2017, primarily due to assets that became fully depreciated in the prior fiscal year partially offset by the addition of new assets. As a percentage of total revenue, depreciation and amortization expenses was 4.9% for the thirty-six weeks ended September 12, 2017 compared to 5.4% for the thirty-six weeks ended September 6, 2016.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $1.7 million and $1.5 million for the thirty-six weeks ended September 12, 2017 and September 6, 2016, respectively. The increase of $0.2 million was primarily due to sublease expense related to the sale of company-operated restaurants to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 4 of the notes to consolidated financial statements for further discussion).
Pre-opening Costs
Pre-opening costs were $0.5 million for the thirty-six weeks ended September 12, 2017 compared to $0.2 million for the thirty-six weeks ended September 6, 2016. The increase was due to an increased level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $(1,000) for the thirty-six weeks ended September 12, 2017 compared to $(121,000) for the thirty-six weeks ended September 6, 2016. Current year activity primarily includes sublease income from leases which are treated as deemed landlord financing, offset by accretion expense. The thirty-six weeks ended September 6, 2016 includes net adjustments to decrease the lease termination liability due to changes in estimates, partially offset by accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.5 million and $0.2 million for the thirty-six weeks ended September 12, 2017 and September 6, 2016, respectively. Current year loss was primarily related to the closure of three company-operated restaurants, a loss on the sale of owned land and building for an existing company-operated restaurant and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated stores to franchisees (see Note 4 of the notes to consolidated financial statements for further discussion). Prior year loss was primarily related to the closure of one company-operated restaurant and replacement of certain restaurant equipment.
Interest Expense
Interest expense was $4.8 million and $4.3 million for the thirty-six weeks ended September 12, 2017 and September 6, 2016, respectively. The increase is primarily due to an increase in interest rates.
Transaction-Related Costs
Transaction-related costs were $0.7 million for the thirty-six weeks ended September 6, 2016 and primarily consist of direct costs incurred in connection with offer to exchange shares of the Company's common stock for each outstanding Company warrant and direct costs incurred in connection with the Business Combination which closed on June 30, 2015. There were no such transaction-related costs for the thirty-six weeks ended September 12, 2017.

Provision for Income Taxes
The effective income tax rates were 37.9% for the thirty-six weeks ended September 12, 2017 compared to 42.5% for the thirty-six weeks ended September 6, 2016. The provision for income taxes consisted of income tax expense of $9.0 million for the thirty-six weeks ended September 12, 2017 and $9.5 million for the thirty-six weeks ended September 6, 2016. The income tax expense related to the thirty-six weeks ended September 12, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense as well as federal targeted job credits. The income tax expense related to the thirty-six weeks ended September 6, 2016 is driven by our estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $7.0 million at September 12, 2017 and available borrowing capacity of $83.8 million at September 12, 2017 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	36 Weeks Ended
	September 12, 2017	September 6, 2016
Net cash provided by (used in)
Operating activities	$43,860	$38,696
Investing activities	(20,902)	(24,676)
Financing activities	(24,731)	(12,611)
Net (decrease) increase in cash	$(1,773)	$1,409

Cash Flows Provided by Operating Activities
In the thirty-six weeks ended September 12, 2017, cash flows provided by operating activities were $43.9 million. The cash flows provided by operating activities resulted from net income of $14.7 million, non-cash adjustments for asset depreciation and amortization of $15.7 million, stock-based compensation of $3.3 million, deferred income taxes of $2.6 million, loss on disposal of assets of $0.5 million, restaurant closure charges of $0.1 million and net working capital requirements of $7.0 million.
In the thirty-six weeks ended September 6, 2016, cash flows provided by operating activities were $38.7 million. The cash flows provided by operating activities resulted from net income of $12.9 million, non-cash adjustment for asset depreciation and amortization of $16.0 million, deferred income taxes of $6.0 million, stock-based compensation of $2.6 million, net working capital requirements of $1.4 million and loss on disposal of assets of $0.2 million, partially offset by restaurant closures charges of $0.4 million.
Cash Flows Used in Investing Activities
In the thirty-six weeks ended September 12, 2017, cash flows used in investing activities were $20.9 million, which were primarily the result of purchase of property and equipment and other assets of $30.8 million, partially offset by proceeds from the disposal of property and equipment of $7.7 million and proceeds from the sale of five company-operated restaurants for $2.2 million. See Note 4 of the notes to consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for more information.
In the thirty-six weeks ended September 6, 2016, cash flows used in investing activities were $24.7 million, which were primarily the result of the purchase of property and equipment and other assets.
Cash Flows Used in Financing Activities
In the thirty-six weeks ended September 12, 2017, cash flows used in financing activities were $24.7 million. The cash flows used in financing activities were primarily the result of the repurchase of 737,287 shares of our common stock and 401,186 warrants for an aggregate purchase price of $10.7 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $1.9 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $1.1 million. In addition, during the thirty-six weeks ended September 12, 2017, we borrowed $19.0 million on the revolving credit facility and made payments of $30.0 million on the revolving credit facility.
In the thirty-six weeks ended September 6, 2016, cash flows used in financing activities were $12.6 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 1,134,790 shares of our common stock and 476,806 warrants for an aggregate purchase price of $12.2 million, including incremental direct costs to acquire the shares, payments on capital lease and deemed landlord financing totaling $1.2 million, payments of tax withholding of $0.9 million related to restricted stock vesting and payment for interest rate cap of $0.3 million. During the thirty-six weeks ended September 6, 2016, we borrowed $14.0 million on the revolving credit facility and made payments of $12.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of September 12, 2017.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At September 12, 2017, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.0%. As of September 12, 2017 there were $148.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $18.2 million. Unused borrowing capacity at September 12, 2017 was $83.8 million.
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
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 12, 2017, we repurchased (1) 96,122 shares of common stock for an average price per share of $12.35 for an aggregate cost of approximately $1.2 million, including incremental direct costs to acquire the shares, and (2) 1,186 warrants for an average price per warrant of $3.97 for an aggregate cost of approximately $5,000, including incremental direct costs to acquire the warrants. During the thirty-six weeks ended September 12, 2017, we repurchased (1) 737,287 shares of common stock for an average price per share of $12.46 for an aggregate cost of approximately $9.2 million, including incremental direct costs to acquire the shares, and (2) 401,186 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of September 12, 2017, there was approximately $24.1 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 12, 2017	September 6, 2016	September 12, 2017	September 6, 2016
Company restaurant sales	$106,298	$100,173	$311,542	$289,640
Restaurant operating expenses	85,891	79,233	250,620	231,402
Restaurant contribution	$20,407	$20,940	$60,922	$58,238
Restaurant contribution margin	19.2%	20.9%	19.6%	20.1%

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 12, 2017	September 6, 2016	September 12, 2017	September 6, 2016
Net income	$5,101	$4,949	$14,669	$12,874
Non-GAAP adjustments:
Provision for income taxes	2,804	4,076	8,955	9,529
Interest expense	1,628	1,412	4,798	4,289
Depreciation and amortization	5,522	5,157	15,903	16,175
EBITDA	15,055	15,594	44,325	42,867
Stock-based compensation expense (a)	1,191	1,001	3,340	2,630
Loss on disposal of assets, net (b)	233	54	524	191
Restaurant closure charges, net (c)	(16)	(133)	(1)	(121)
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(229)	(140)	(521)	(420)
Transaction-related costs (e)	—	490	—	681
Pre-opening costs (f)	354	94	531	222
Adjusted EBITDA	$16,588	$16,960	$48,198	$46,050

(a)	Includes non-cash, stock-based compensation.

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

(c)
Includes sublease income from leases which are treated as deemed landlord financing, partially offset by costs related to future obligations associated with the closure or net sublease shortfall of a restaurant.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of September 12, 2017, we had outstanding variable rate borrowings of $148.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, will increase to $11.00 in 2018 and then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 370 restaurants in California of which 250 are company-operated and 120 are franchise-operated.
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
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017, and will increase to $13.25 per hour on July 1, 2018. This impacted two company-operated restaurants.
On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage increased to $10.50 per hour on July 11, 2016, $11.50 per hour in 2017 and beginning 2019, the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance impacted three company-operated restaurants and two franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 3, 2017 filed with the SEC on March 13, 2017. There have been no material changes in any of our critical accounting policies during the thirty-six week period ended September 12, 2017.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended September 12, 2017, we repurchased (1) 96,122 shares of common stock for an average price per share of $12.35 for an aggregate cost of approximately $1.2 million, including incremental direct costs to acquire the shares, and (2) 1,186 warrants for an average price per warrant of $3.97 for an aggregate cost of approximately $5,000, including incremental direct costs to acquire the warrants. During the thirty-six weeks ended September 12, 2017, we repurchased (1) 737,287 shares of common stock for an average price per share of $12.46 for an aggregate cost of approximately $9.2 million, including incremental direct costs to acquire the shares, and (2) 401,186 warrants for an average price per warrant of $3.75 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of September 12, 2017, there was approximately $24.1 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended September 12, 2017. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
June 21, 2017 - July 18, 2017	—	—	$—	$—	—	—	$25,261,970
July 19, 2017 - August 15, 2017	96,122	—	$12.35	$—	96,122	—	$24,074,863
August 16, 2017 - September 12, 2017	—	1,186	$—	$3.97	—	1,186	$24,070,155
Total	96,122	1,186	$12.35	$3.97	96,122	1,186	$24,070,155

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: October 19, 2017

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)