Form 10-K
period 2018-01-02
Del Taco Restaurants, Inc.
filed 2018-03-15
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Capital Market as of June 20, 2017, was $475.0 million.
As of March 12, 2018, there were 38,445,409 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the registrant's 2018 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of January 2, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Del Taco Restaurants, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain a number of “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, information concerning Del Taco Restaurant, Inc.'s ("Del Taco") possible or assumed future results of operations, business strategies, competitive position, industry environment, potential growth opportunities and the effects of regulation. These statements are based on Del Taco management’s current expectations and beliefs, as well as a number of assumptions concerning future events. When used in this Annual Report, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” "target," “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance," "on track" and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Del Taco management’s control that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks include, without limitation, consumer demand, our inability to successfully open company-operated or franchised restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, changes in, or the discontinuation of the Company's repurchase program, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors. Additional risks and uncertainties are identified and discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Del Taco undertakes no obligation to update any of its forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast made-to-order cuisine, including both Mexican inspired and American classic dishes. As of January 2, 2018, there were 564 Del Taco restaurants, a majority of these in the Pacific Southwest. We serve our customers high-quality, freshly prepared food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants ("QSRs"). With attributes of both a fast casual restaurant and a QSR—a combination we call QSR+—we occupy a place in the restaurant market distinct from our competitors. Our food is prepared in working kitchens where our customers see cooks grilling marinated chicken and steak, chopping tomatoes and cilantro for salsa, grating cheddar cheese, slicing avocados and slow cooking whole pinto beans. And we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.41 during Fiscal 2017, we offer a compelling value proposition relative to both QSR and fast casual peers.

Our distinctive menu offers a combination of Mexican-inspired food, such as tacos and burritos, and American classics, such as “Double Del” cheeseburgers, crinkle-cut fries and milkshakes. The dual menu offers something for everyone, helping us attract a broader customer base than other Mexican LSRs while eliminating the “veto vote.” Additionally, our menu features both premium items such as our Platos plated meals, Epic Burritos®, Handcrafted Ensaladas and Fresca Bowls as well as lower priced items on our Buck & Under Menu®. While the lower priced items appeal to a value-oriented customer, the Buck & Under Menu® is also designed to increase the average check by offering variety for customers wishing to supplement their order with an additional menu item. For the year ended January 2, 2018, approximately 20% of company-operated restaurant sales consisted of Buck & Under Menu® items. With our tiered pricing strategy, we appeal to customers from a wide variety of socio-economic backgrounds and price sensitivities.

We opened our first restaurant in Yermo, California in 1964. The original restaurant had a simple menu consisting of 19 cent tacos, tostadas and french fries and 24 cent cheeseburgers. Over the last nearly 54 years, located now in 14 states, we have grown to 312 company-operated and 252 franchise-operated restaurants as of January 2, 2018.

Competitive Strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Meeting Many Needs, our Concept has Broad Appeal. We are able to appeal to a broad group of customers due to our diverse menu featuring both Mexican and American staples, our 24-hour service model in most restaurants, the range of options we offer for any time of day or night, the comfort of our dining room paired with the convenience of our drive-thru, and our carefully considered pricing strategy with items of exceptional quality and value at different price points. Our QSR+ positioning sources traffic from both QSR and fast casual dining segments and we believe our diversified sales mix creates a flexible business model with multiple levers to drive restaurant sales growth. Because we are able to meet the varied needs of a wide range of customers, we have appeal in a variety of urban, suburban and other settings and in many different parts of the United States.

Un freshing Believable® Food. We are committed to delivering made-to-order food, using fresh high quality ingredients in working kitchens. We emphasize both quality and speed and effectively market these strengths to customers both within the restaurants and beyond. The menu offers items that have been enjoyed by customers for decades in combination with newer offerings addressing market trends, such as the launch of Queso Blanco, made with real cheese, real milk, jalapeños and heavy cream, The Del Taco, our bigger, better-tasting crunchy beef or turkey taco, and Platos, our premium menu offering of individually-plated meals complete with an entrée, two sides, and chips and salsa. We also use limited-time specials to drive traffic, such as Carnitas, Jumbo Shrimp Tacos and the Epic® Surf and Turf Burrito. With our menu variety including tacos, burritos, quesadillas, bowls and handcrafted ensaladas, as well as burgers and fries, we are able to be highly responsive to customer demands and target underutilized day-parts with new menu initiatives. We prepare entrées to order, but are able to deliver the entrée to the customer, on average, in just over 2 minutes across all day-parts and service modes. Even with the addition of new products, the coordinated work of operational and marketing leadership helps ensure that a new item is only launched when operations are ready to deliver on our promises of speed, quality and value. We believe that the way we combine freshly prepared food in working kitchens with our speed of service model and the skill of our trained and certified team members provides a layer of competitive insulation.

Inviting Atmosphere. In order to enhance our competitive positioning, we implemented a new restaurant design that targets both QSR and fast casual dining occasions. In the new design, restaurant exteriors feature a signature Del Taco logo, color palette and artwork that reinforces the brand identity and restaurant interiors feature open kitchens and visual “freshness cues” to highlight our commitment to freshly prepared food. We have already implemented key elements of our new restaurant design across the chain as part of a system-wide re-image program. As of the date of this Form 10-K, 100% of company-operated restaurants and substantially all of the restaurants in the entire Del Taco system have been re-imaged to include these new elements. In addition, our current new restaurant design includes a “freshness cooler” directly behind the point-of-order which showcases our fresh produce, 40 pound block of cheddar cheese and handmade pico de gallo. At January 2, 2018, 279 system-wide restaurants had freshness coolers. We expect to continue backcasting this element across additional system-wide restaurants during 2018.

Promising Industry Segment. According to Technomic, a research and consulting firm servicing the foodservice industry, 2016 total sales increased 4.4% to $220.4 billion for Limited Service Restaurants (“LSRs”) in the Technomic Top 500. With our QSR+ model, we believe that we offer QSR convenience and value with high quality fresh food associated with fast casual dining. According to the Technomic Top 500, the fast casual sub-segment grew 8.0% in 2016, to $36.5 billion in total sales. We believe that our differentiated menu, enhanced restaurant design, aligned service model and convenient locations position us to compete successfully against other LSR concepts, providing us with a large addressable market.

Positive Demographic Trends. We believe we are well positioned to benefit from a number of culinary and demographic trends in the United States. We expect that over time an improving macroeconomic environment will raise consumer demand for restaurant services, increasing sales. Furthermore, as indicated by recent growth in the Mexican restaurant category, we expect to benefit from increased acceptance of and preference for Mexican food in the United States. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to 57.5 million people in 2016, and is projected to reach 77.5 million in 2030. In addition, according to the U.S. Census Bureau, the growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population as a percentage of the total U.S. population is expected to increase from 16.3% in 2011 to 21.6% by 2030.

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

Experienced Leadership. Our senior management team has extensive operating experience, with an average of 20 years of experience each in the restaurant industry. We are led by President and Chief Executive Officer, John Cappasola, who joined Del Taco in 2008, as a Vice President in Marketing through 2011 when he became our Chief Brand Officer until he became President in January 2017 and Chief Executive Officer in July 2017. Other key members of our senior leadership team include Steven Brake, Chief Financial Officer and David Pear, Senior Vice President of Operations. We believe the proven ability of the senior officers to work as a team will play a critical role in our ability to continue to achieve success in the future. We believe the senior management team is a key driver of Del Taco’s success and has positioned it well for long-term growth.

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

Growing the Restaurant Base. We believe we are in the early stages of our growth story with 564 locations in 14 states (including one franchise-operated restaurant in Guam) as of January 2, 2018. We estimate, based on internal analysis and a study prepared by a leading national consulting firm, a long-term total restaurant potential in the United States of 2,000 locations. For the year ended January 2, 2018, we opened 12 new company-operated and 8 new franchise-operated restaurants, and in 2018 we intend to open 25 to 28 new system-wide restaurants across established and emerging markets including California, Georgia, Nevada, Utah, New Mexico, Oklahoma, Michigan, Florida, Arizona and Colorado. We believe that after 2018, the pace of development will continue to increase, with a continued focus on restaurants in markets where the brand is well established.

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

Menu Strategy and Innovation. We intend to continue to evolve our menu to create platforms that convey the differentiated QSR+ positioning and reinforce our “We Start with Fresh and Serve with Value” brand position. We believe we have opportunities for menu innovation as we look to provide customers more choices through quality/value platforms such as The Del Taco, Platos, Epic Burritos®, Handcrafted Ensaladas, Fresca Bowls and Queso Blanco. In addition, we will continue to tap in to the need for price/value offerings by building on the success of our value/variety Buck & Under Menu® and mid-tier products. Our marketing and operations teams have demonstrated an ability to collaborate to ensure that the items developed in our test kitchen can be executed to high standards in the restaurants with the speed, value and quality that our customers expect.

Driving Brand Awareness and Consumer Engagement. We engage consumers through 8 to 10 annual promotional windows which feature seasonal favorites such as shrimp tacos, quality enhancing platforms such as Queso Blanco,

Platos, Fresca Bowls and Handcrafted Salads, and strong value propositions showcased by the Buck & Under Menu® platform. The key points of differentiation are communicated through our “Un freshing Believable®" advertising campaign.

Restaurant Re-image Program. In 2012, we launched our restaurant re-image program, called Ambience Shake-Up, which was completed by all company-operated restaurants by mid-2013 at an average cost of approximately $45,000 per restaurant. The Ambience Shake-Up, together with the other elements of our integrated strategy, has contributed to the acceleration in same store sales by aligning the restaurant appearance with our brand image to support and drive our QSR + positioning. The re-imaged restaurants include revitalized exteriors and visual cues which highlight the quality and freshness of our ingredients, and provides a more modern feel and inviting experience in the dining areas. As of the date of this Form 10-K, 100% of company-operated restaurants and substantially all system restaurants feature the new image.

Leverage Our Infrastructure. Since 2012, we have increased our restaurant contribution margin by 250 basis points, to 19.7%. Over time we believe we can continue to optimize our margins with effective menu pricing, by maintaining fiscal discipline, increasing fixed-cost leverage and enhancing our supply chain efforts. We currently have an infrastructure that allows us and our franchisees to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe over time, as our restaurant base matures and average unit volumes ("AUVs") increase, we will be able to leverage corporate costs as over time general and administrative expenses are expected to grow at a slower rate than revenues. As the restaurant base and restaurant sales expand, we will potentially have larger media budgets, allowing us to target specific opportunistic areas with incremental marketing campaigns.

Site Selection and Expansion

New Restaurant Development
We believe we are well positioned for growth with improved unit economics, desirable returns on invested capital, and a strong cash flow available for investment. For the year ended January 2, 2018, we opened 12 new company-operated restaurants and our franchisees opened 8 new restaurants, and in 2018 we intend to open between 25 and 28 new system-wide restaurants across our established and emerging markets. We believe that after 2018, the pace of development will continue to increase, with a continued focus on restaurants in in-fill markets where the brand is well established.

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

Site Selection Process
We consider the location of a restaurant to be a critical variable in our long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations, utilizing quantitative and qualitative modeling. Our in-house development team has significant prior experience working at other limited and full service brands. For company-operated restaurants, we use a combination of our in-house development team and outside real estate brokers to locate, evaluate and negotiate leases for new sites, taking into account demographic characteristics, residential and daytime population thresholds, retail presence, traffic counts and traffic patterns, along with the potential visibility and accessibility of the restaurant. The process for selecting locations applies management’s experience and expertise to an extensive set of objective data. In addition, we use a third-party data analytics tool to assist in the site selection and obtain information from a separate third party to support the analysis. Because our restaurants perform well across a variety of neighborhoods and demographics, we have flexibility in selecting new restaurant locations without taking on excessive operating risk.

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

Our new company-operated restaurants are typically ground-up prototypes or conversions. We estimate that a restaurant will require an average total net cash investment of approximately $1.0 million, net of tenant allowances or sale leaseback proceeds for certain projects. On average, it takes approximately 18 months from identification of the specific site to the opening the restaurant. We have set processes and timelines to follow for all restaurant openings. Company-operated restaurants are constructed in approximately 13 weeks and the development and construction of new sites is the responsibility of the construction department. A conversion typically takes approximately 10 weeks to complete. The real estate department is responsible for locating and leasing potential restaurant sites and the construction department is then responsible for building the restaurants.

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

Managers and Team Members
Each Del Taco restaurant typically has a general manager, four to six shift leaders, and two or three team leaders. There are also typically between 15 and 20 team members who prepare food and serve customers. Area Directors lead company-operated restaurants, with each typically responsible for approximately five to 12 restaurants. Overseeing the Area Directors are four Regional Directors, each responsible for approximately 60 to 100 restaurants. The franchise operations team utilizes six Franchise Business Consultants who each coach and oversee up to 60 franchise-operated restaurants. The Franchise Business Consultants report to the Vice President of Franchise Operations. The Senior Vice President of Operations has full accountability for both company-operated and franchise-operated restaurants, managing both sales and profitability targets and customer experience metrics.

Our hiring process is focused on identifying team members that are genuinely friendly, committed to preparing fresh food, and willing to ensure “every guest leaves happy.” We frequently cross-train our team members so they can fill any one of several positions to maximize labor efficiency. The investment in helping team members learn multiple skills and our internal promotion path has helped us build loyal teams that care about the success of their restaurant. Many team members and managers have been employed by us for longer than 5 years, and it is not uncommon to have team members with more than 10 years of seniority.

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

Franchise Program

Overview
We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of January 2, 2018, there were a total of 252 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 40 locations. As of January 2, 2018 and January 3, 2017, our top 12 franchisees operated over 57% and 56%, respectively, of our franchise-operated restaurants and 20 franchisees operated approximately 69% of our franchise-operated restaurants for both years. The existing franchise base consists of numerous successful, longstanding restaurant operators.

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

Marketing and Advertising

We run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. We complement this with email marketing to our Raving Fan E-Club, which allows us to reach nearly 800,000 members, and via social media through Facebook, which allows us to reach over 600,000 followers. We use our Raving Fan e-Club database to invite sub-sets of members to the taste panel facility, located at our corporate office.

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

We contract with a single primary foodservice distributor for substantially all of our food and supplies. Our relationship with our primary distributor has been in place since 1990, and we believe the long-term relationship yields benefits to us and our franchisees in terms of reliability and pricing. Franchisees are required to use the primary distributor and must purchase all food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Taco meat is the largest product cost item and represented approximately 10% of the total cost for food and paper for 2017. Fluctuations in supply and prices can significantly impact our restaurant profit performance. We actively manage cost volatility for our significant food and paper items by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions.

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

Employees

As of January 2, 2018, we had 7,656 employees, which includes 311 salaried general managers and 7,144 hourly restaurant employees comprised of 5,504 crewmembers, 1,513 shift leaders and 127 assistant managers. The remaining 201 employees were corporate office personnel or above restaurant level management. None of the employees are part of a collective bargaining agreement.

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

Executive Officers

The following table sets forth our current executive officers as of January 2, 2018:

Name	Age	Position
John D. Cappasola, Jr.	44	President and Chief Executive Officer
Steven L. Brake	45	Executive Vice President and Chief Financial Officer
David Pear	54	Senior Vice President of Operations

John D. Cappasola, Jr. has been our President and Chief Executive Officer since July 2017. From January 2017 to July 2017, Mr. Cappasola was our President and Chief Brand Officer. From 2012 to 2016, Mr. Cappasola was our Executive Vice President and has held the position of Chief Brand Officer since February 2011. Prior to that, Mr. Cappasola served as Vice President of Marketing since being appointed to that position in March 2009. From September 2008 to March 2009, he served as Vice President of Marketing Development. From August 2002 to September 2008, Mr. Cappasola held positions in marketing, strategic development, and operations at Blockbuster, Inc. of Dallas, Texas. Mr. Cappasola earned a Bachelor of Science degree in Business Management from California Coast University. Based on his extensive industry and management experience in the quick-service sector, his familiarity with us, his understanding of restaurant operations and his work at a franchisee organization, Mr. Cappasola is well qualified to lead us and to also serve on our board.

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

David Pear has been our Senior Vice President of Operations since January 2012. From January 2009 to January 2012, Mr. Pear served as Director of DMA Operations for Taco Bell of Yum Brands. From 1985 to January 2009, Mr. Pear held various positions with Domino’s Pizza, Inc., including Vice President Operations for Arizona from 2004 to 2008, and West Zone Vice President from 1994 to 2004. Mr. Pear has over 30 years of restaurant experience. Mr. Pear earned a Bachelor of Business Administration degree from Eastern Michigan University.

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
One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 12 new company-operated restaurants and 8 new franchise restaurants in 2017 and plan to open an estimated 25 to 28 new system-wide restaurants in 2018. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

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
As part of our longer term growth strategy, we may also enter into geographic markets in which we have little or no prior operating or franchising experience through company-operated restaurant growth and through franchise development agreements. The challenges of entering new markets include: difficulties in hiring and training experienced personnel; unfamiliarity with local real estate markets and demographics; consumer unfamiliarity with our brand; and different competitive and economic conditions, consumer tastes and discretionary spending patterns that are more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been an important part of the success of company-operated and franchise-operated restaurants in our existing markets. In addition, restaurants we open in new markets may take longer to reach expected sales and profit levels on a consistent basis and may have higher construction, occupancy or operating costs than restaurants we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense and successful management of enhanced business support systems, management information systems and financial controls as well as additional staffing, franchise support, capital expenditures and working capital.
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
The consumer target area of our restaurants varies by location, depending on a number of factors, including population density, other local retail and business attractions, area demographics and geography. In the near term, we are accelerating our pipeline of in-fill locations to leverage the brand awareness, infrastructure and efficiencies of scale. The opening of a new restaurant in or near markets in which we already have restaurants could adversely impact sales at these existing restaurants. Existing restaurants could also make it more difficult to build our consumer base for a new restaurant in the same market. Our core business strategy does not entail opening new restaurants that we believe will materially affect sales at our existing restaurants, but we may selectively open new restaurants in and around areas of existing restaurants to more effectively serve our customers.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017 and to $11.00 per hour on January 1, 2018, and then will increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 373 restaurants in California of which 252 are company-operated and 121 are franchise-operated.
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
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017, and will increase to $13.25 per hour on July 1, 2018. This local ordinance impacted two company-operated restaurants.

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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018 and will increase to $11.00 per hour in 2019 and $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 33 franchise-operated restaurants.
On January 1, 2017, Santa Monica voters approved a sick paid leave ordinance to provide 72 hours of paid sick leave per year, effective January 1, 2018. This local ordinance impacted one company-operated restaurant.
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

There is a new food safety regulation of certain food establishments in the United States, where compliance with the U.S. Food and Drug Administration (the "FDA") Hazard Analysis and Risk-based Preventative Controls for Human Foods ("HARPC") regulation is required.

HARPC refers to a management system in which food safety is addressed through the analysis and control of potential hazards from production, procurement and handling, to manufacturing, distribution and consumption of the finished product. Many states have required restaurants to develop and implement HARPC systems, and the United States government continues to expand the sectors of the food industry that must adopt and implement HARPC programs. For example, the Food Safety Modernization Act (the “FSMA”), signed into law in January 2011, granted the the FDA authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are specifically exempted from or not directly implicated by some of these relatively new requirements, we anticipate that the requirements may impact our industry. Additionally, our suppliers may initiate or otherwise be subject to food recalls that may impact the availability of certain products, result in adverse publicity or require us to take actions that could be costly for us or otherwise impact our business.

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
We have a vigorous food safety program in our restaurants designed to meet local and state regulations that we continue to update, optimize and strengthen. We have established in our nearly 54 year history, systems and standards with our suppliers and in our restaurants to ensure the safety of our food for our guests.
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
Our company-operated and franchise-operated restaurants in Southern California generated, in the aggregate, approximately 77% and 78% of our revenue for both the years ended January 2, 2018 and January 3, 2017, respectively. During the recent economic crisis and recession, our business was materially adversely affected by a decrease in revenues from these restaurants due to adverse economic conditions in Southern California, including increased unemployment, declining home prices and increased foreclosures. In addition, there is the potential for catastrophic events such as local strikes, increases in energy prices, fires, earthquakes, explosions or other natural or man-made disasters which could materially adversely affect our business. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California as a whole, including but not limited to enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. As of December 2017, unemployment in California was 4.2% compared to the U.S. unemployment rate of 4.1%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in this market, we will be disproportionately affected by any adverse economic conditions in this market compared to other national chain restaurants.
The challenging restaurant environment may affect our franchisees, with adverse consequences to us.
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging restaurant environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a material adverse effect on our business due to loss or delay in payments of royalties, information technology (“IT”) support service fees, contributions to our advertising funds, and other fees. Our top 12 franchisees accounted for approximately 56.7% and 56.3% of our total franchise revenue for the years ended January 2, 2018 and January 3, 2017, respectively, and the top 20 franchisees accounted for approximately 68.9% and 68.7% of total franchise revenue for the years ended January 2, 2018 and January 3, 2017, respectively. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, thereby negatively impacting our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.
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

The effect of changes to healthcare laws in the United States, or the repeal of existing healthcare laws, may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.
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

It is possible that legislation will be passed by the U.S. Congress and signed into law that repeals the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation would be and when it would become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA's potential repeal or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the United States, there is likely to be significant disruption to the health care market in the coming months and years and the costs of our health care expenditures may increase.
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
Labor is a primary component in the cost of operating our company-operated and franchise-operated restaurants. If we face labor shortages or increased labor costs because of lower levels of unemployment, increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs (including costs associated with paid sick leave, health insurance coverage and workers compensation), our operating expenses could increase and our growth could be negatively impacted. In addition, our success depends in part upon our ability to attract, motivate and retain a sufficient number of well-qualified restaurant operators and management personnel, as well as a sufficient number of other qualified employees, including customer service and kitchen staff, to keep pace with our expansion schedule. In addition, restaurants have traditionally experienced relatively high employee turnover rates. Our inability to recruit or retain qualified employees, due to competition or lack of qualified applicants, may delay planned openings of new restaurants, result in higher labor costs or result in higher employee turnover in existing restaurants, which could have a material adverse effect on our business, financial condition and results of operations.

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
Our insurance programs, including high deductible insurance programs, may expose us to significant and unexpected costs and losses.
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
At January 2, 2018, we had total debt obligations of $173.1 million (excluding any debt discount and deferred financing costs, and including capital lease obligations and deemed landlord financing liabilities), and $78.8 million available for borrowings under our revolving credit facility. Our level of indebtedness could have significant effects on our business, such as:

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
As of January 2, 2018, we only own real property underlying two company-operated restaurants and one franchise-operated restaurant. Payments under our operating leases account for a significant portion of our operating expenses and we expect that substantially all of the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have an initial term of 15 to 20 years with up to four renewal options of five years each. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. During the fourth quarter of fiscal 2015, we closed twelve company-operated restaurants as previously planned. We recorded restaurant closure charges totaling $4.5 million, offset by $2.7 million related to the reclassification of lease related liabilities, for a net charge of $1.8 million. The net charge of $1.8 million and additional charges of $0.2 million related to other prior restaurant closures or sublease income shortfalls are both included in restaurant closure charges, net on the consolidated statements of comprehensive income (loss) for the twenty-six weeks ended December 29, 2015. The charges for the 12 underperforming restaurants were based on (1) the estimated present value of the future lease obligations net of estimated sublease income, (2) a lease termination payment, (3) brokerage commissions, (4) post closure rent, utilities, property tax and common area maintenance charges, (5) unused food and paper that could not be redeployed, (6) WARN act and stay bonus payments to terminated employees, and (7) other direct costs associated with the closures. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.
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
Estimates are used in our analysis of property, fixtures and equipment or operating results at certain restaurant locations that may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
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
As of January 2, 2018, outstanding warrants to purchase an aggregate of 5,999,934 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share, or approximately $69.0 million in the aggregate for all shares underlying these warrants, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
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
We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	recently enacted significant tax reform or future changes in tax laws, regulations or interpretations thereof;

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
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock has been and could in the future be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this proxy statement and others such as:

•	variations in our operating performance and the performance of our competitors or restaurant companies in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	alleged or actual occurrences of food-borne illnesses;

•	alleged or actual occurences of security breaches in which credit and debit card information has been stolen;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.
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
There are 3,300,000 shares of common stock reserved and authorized for issuance under our incentive plans. As of January 2, 2018, we had an aggregate of 1,361,986 shares of common stock available for grant for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
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
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the second quarter of that fiscal year, (ii) the last day of the fiscal year in which we had total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock in our initial public offering.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our restaurants are primarily free-standing or, to a much lesser extent, end-cap facilities. Ninety-nine percent of our restaurants feature a drive-thru. As of January 2, 2018, for all but two of the company-operated restaurants, we lease the land on which our restaurants are built. Leases generally have initial terms of 20 years, with two or four renewal terms of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of January 2, 2018, we own five properties and currently operate restaurants on two of these properties and a franchisee operates a restaurant on one of these properties. In addition, we lease 310 properties for company-operated restaurants. As of January 2, 2018, our restaurant system consisted of 564 restaurants comprised of 312 company-operated restaurants and 252 franchise-operated restaurants located in 14 states throughout the United States, including one franchise located in Guam.

We lease our executive offices, consisting of approximately 37,500 square feet in Lake Forest, California, for a term expiring in 2026, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of January 2, 2018.

State	Company-Operated	Franchise-Operated	Total
California	252	121	373
Nevada	46	1	47
Arizona	3	33	36
Utah	—	32	32
Colorado	—	22	22
Georgia	6	5	11
New Mexico	—	9	9
Oregon	—	8	8
Idaho	—	7	7
Michigan	—	7	7
Oklahoma	5	—	5
Washington	—	3	3
Florida	—	2	2
South Carolina	—	1	1
Guam	—	1	1
Total	312	252	564

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
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. On March 4, 2016, the Court denied class certification on the overtime and meal period claims. At that time, the Court granted class certification on the wage statement issue only. On October 30, 2017, the Court granted Del Taco's Motion to Decertify the Wage Statement Class. Thereafter, the parties settled the matter with the former Del Taco employee on an individual basis. As a result, the case was dismissed with prejudice in its entirety.

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
The following table sets forth the high and low sales prices for shares of our common stock and warrants for the quarterly periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2017:
First Quarter	$14.93	$11.66	$5.05	$2.88
Second Quarter	$14.14	$11.58	$4.25	$3.25
Third Quarter	$14.35	$12.08	$4.32	$3.00
Fourth Quarter	$15.99	$11.60	$5.60	$2.64

Fiscal 2016:
First Quarter	$11.10	$8.37	$3.70	$1.70
Second Quarter	$10.78	$8.89	$2.71	$1.71
Third Quarter	$11.40	$8.43	$3.24	$1.65
Fourth Quarter	$15.32	$10.75	$5.70	$2.85

Holders
As of March 7, 2018, there were 18 holders of record of our common stock and 2 holders of record of our warrants. A number of our stockholders and warrant holders held their shares and warrants in street name and some shares and warrants are held of record by banks, brokers and other financial institutions; therefore, we believe there are substantially more beneficial owners of our common stock and warrants.

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

Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fourth quarter of Fiscal 2017.
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended January 2, 2018, we repurchased

986,497 shares of common stock in open market transactions under the share repurchase program for an average price per share of $12.41 for an aggregate cost of approximately $12.3 million including incremental direct costs to acquire the shares. During the fifty-two weeks ended January 2, 2018, we repurchased 424,439 warrants in open market transactions and privately negotiated transactions under the share repurchase program for an average price per share of $3.72 for an aggregate cost of approximately $1.6 million including incremental direct costs to acquire the warrants. As of January 2, 2018 (Successor), there was approximately $20.9 million remaining under the share repurchase program. The amount and timing of additional purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and warrants and general market conditions.
Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018 (Successor), 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
The following table summarizes shares and warrants repurchased during the fourth fiscal quarter ended January 2, 2018 (Successor). The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
September 13, 2017 - October 10, 2017	—	—	$—	$—	—	—	$24,070,155
October 11, 2017 - November 7, 2017	84,566	9,658	$12.57	$3.41	84,566	9,658	$22,974,227
November 8, 2017 - December 5, 2017	141,319	11,568	$12.14	$3.08	141,319	11,568	$21,222,985
December 6, 2017 - January 2, 2018	23,325	2,027	$12.00	$3.08	23,325	2,027	$20,936,842
Total	249,210	23,253

Comparative Share Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite, and (3) the S&P 600 Restaurants Index, for the period January 8, 2014 (the first day our common stock was traded following our initial public offering) through January 2, 2018. The graph assumes the value of the investment in our common stock and each index was $100.00 on January 8, 2014 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.
*$100 invested on January 8, 2014 in stock or index, including reinvestment of dividends

	January 8, 2014	December 30, 2014	December 29, 2015	January 3, 2017	January 2, 2018
Del Taco Restaurants, Inc.	$100.00	$103.29	$113.59	$152.02	$128.56
NASDAQ Composite	$100.00	$114.69	$122.62	$130.33	$168.21
S&P 600 Restaurants Index	$100.00	$128.13	$123.10	$141.91	$150.16

ITEM 6.    Selected Financial Data

	Successor (1)			Predecessor (1)
	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013
Statement of Operations Data:
Revenue:
Company restaurant sales	$452,148	$434,064	$206,939	$200,676	$380,800	$356,306
Franchise revenue	16,464	15,676	7,328	6,693	12,973	12,515
Franchise sublease income	2,844	2,343	1,183	1,183	2,251	2,167
Total revenue	471,456	452,083	215,450	208,552	396,024	370,988
Operating expenses:
Restaurant operating expenses:
Food and paper costs	125,391	120,116	59,263	57,447	110,708	105,492
Labor and related expenses	145,012	135,725	61,448	61,120	116,920	108,788
Occupancy and other operating expenses	92,825	88,908	43,191	43,611	82,021	77,205
General and administrative	38,154	37,220	17,501	14,850	28,136	23,112
Depreciation and amortization	23,362	23,129	11,276	8,252	18,752	19,850
Occupancy and other - franchise subleases	2,608	2,207	1,140	1,109	2,145	2,073
Pre-opening costs	1,591	731	366	276	462	596
Impairment of long-lived assets	—	—	—	—	9,617	—
Restaurant closure charges, net	191	435	2,015	94	82	298
Loss (gain) on disposal of assets, net	1,075	312	3	99	(151)	209
Total operating expenses	430,209	408,783	196,203	186,858	368,692	337,623
Income from operations	41,247	43,300	19,247	21,694	27,332	33,365
Other expense (income), net:
Interest expense	7,200	6,327	3,652	11,491	30,895	35,613
Other income	—	—	(220)	—	—	—
Transaction-related costs	—	731	12,972	7,255	1,936	—
Debt modification costs	—	—	78	139	1,241	4,178
Change in fair value of warrant liability	—	—	—	(35)	1,417	33
Total other expense, net	7,200	7,058	16,482	18,850	35,489	39,824
Income (loss) from operations before (benefit) provision for income taxes	34,047	36,242	2,765	2,844	(8,157)	(6,459)
(Benefit) provision for income taxes	(15,824)	15,329	112	740	1,098	80
Net income (loss)	$49,871	$20,913	$2,653	$2,104	$(9,255)	$(6,539)

	Successor (1)			Predecessor (1)
	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$57,788	$57,546	$17,085	$10,083	$45,476	$41,325
Net cash (used in) provided by investing activities	(40,689)	(47,654)	42,566	(15,284)	(18,068)	(19,997)
Net cash (used in) provided by financing activities	(19,335)	(11,291)	(49,457)	1,820	(24,926)	(19,527)

	Successor (1)			Predecessor (1)
(Amounts in thousands)	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014		December 31, 2013
Balance Sheet Data:
Cash and cash equivalents	$6,559	$8,795	$10,194	$8,553		$6,071
Property and equipment, net (3)	156,124	138,320	114,030	85,164		93,464
Total assets	742,324	727,157	703,572	549,319	(4)	555,810	(4)
Total debt, net (5)	172,054	175,331	169,693	322,683	(4)	330,476	(4)
Total shareholders' equity	416,249	377,333	368,377	81,404		89,898

	Successor (1)			Predecessor (1)
	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013
Other Operating Data (unaudited):
Restaurant Contribution (6)	$88,920	$89,315	$43,037	$38,498	$71,151	$64,821
As a % of Company Restaurant Sales	19.7%	20.6%	20.8%	19.2%	18.7%	18.2%
EBITDA (7)	64,609	65,698	17,693	22,584	41,346	48,626
As a % of Total Revenue	13.7%	14.5%	8.2%	10.8%	10.4%	13.1%
Adjusted EBITDA (7)	71,533	71,396	34,041	30,947	58,848	55,608
As a % of Total Revenue	15.2%	15.8%	15.8%	14.8%	14.9%	15.0%
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

(2)
We use a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2017, fiscal year 2016, fiscal year 2015, fiscal year 2014 and fiscal year 2013 ended on January 2, 2018, January 3, 2017, December 29, 2015, December 30, 2014, and December 31, 2013, respectively. In a 52-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 16 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 17 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal year 2016 was a 53-week fiscal year. Fiscal year 2017, fiscal year 2015, fiscal year 2014, and fiscal year 2013 were 52-week fiscal years.

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

(5)
Total debt, net as of January 2, 2018, January 3, 2017 and December 29, 2015, consists of borrowings under our revolving credit facility, as well as capital lease obligations and deemed landlord financing liabilities. Total debt as of December 30, 2014 and December 31, 2013 consists of borrowings under DTH's senior credit facility and subordinated notes, as well as capital lease obligations and deemed landlord financing liabilities. The December 30, 2014 outstanding balance of the subordinated notes of $111.2 million was paid in full on March 20, 2015. We refinanced our senior credit facility in August 2015. Refer to Note 8 in the notes to the consolidated financial statements for additional information.

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
A reconciliation of company restaurant sales to restaurant contribution is provided below:

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
(Amounts in thousands)	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013
Company restaurant sales	$452,148	$434,064	$206,939	$200,676	$380,800	$356,306
Restaurant operating expenses	363,228	344,749	163,902	162,178	309,649	291,485
Restaurant contribution	$88,920	$89,315	$43,037	$38,498	$71,151	$64,821

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
A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
(Amounts in thousands)	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014	December 31, 2013
Net income (loss)	$49,871	$20,913	$2,653	$2,104	$(9,255)	$(6,539)
Non-GAAP adjustments:
(Benefit) provision for income taxes	(15,824)	15,329	112	740	1,098	80
Interest expense	7,200	6,327	3,652	11,491	30,895	35,613
Depreciation and amortization	23,362	23,129	11,276	8,249	18,608	19,472
EBITDA	64,609	65,698	17,693	22,584	41,346	48,626
Stock-based compensation expense (a)	4,876	4,096	1,498	532	954	1,290
Loss (gain) on disposal of assets, net (b)	1,075	312	3	99	(151)	209
Impairment of long-lived assets (c)	—	—	—	—	9,617	—
Restaurant closure charges, net (d)	191	435	2,015	94	82	298
Amortization of favorable and unfavorable lease assets and liabilities, net (e)	(809)	(607)	(364)	3	144	378
Debt modification costs (f)	—	—	78	139	1,241	4,178
Transaction-related costs (g)	—	731	12,972	7,255	1,936	—
Change in fair value of warrant liability (h)	—	—	—	(35)	1,417	33
Pre-opening costs (i)	1,591	731	366	276	462	596
Insurance reserves adjustment (j)	—	—	—		1,800	—
Other income (k)	—	—	(220)	—	—	—
Adjusted EBITDA	$71,533	$71,396	$34,041	$30,947	$58,848	$55,608

(a)	Includes non-cash, stock-based compensation.

(b)
Loss (gain) on disposal of assets, net includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions, gains or losses recorded associated with the sale of company-operated restaurants to franchisees and gains from disposal of assets related to eminent domain.

(c)	Includes costs related to impairment of long-lived assets.

(d)
Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant, partially offset by sublease income from leases which are treated as deemed landlord financing.

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
As a result of the Business Combination (as defined in Note 1 to the consolidated financial statements included in this annual report on Form 10-K), we are the acquirer for accounting purposes, and Del Taco Holdings, Inc. ("DTH") is the acquiree and accounting predecessor. Our financial statement presentation distinguishes a "Predecessor" for DTH for periods prior to the Closing Date. We are the "Successor" for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015. The application of acquisition accounting for the Business Combination significantly affected certain assets, liabilities and expenses. As a result, financial information as of January 2, 2018 and January 3, 2017 and for the fifty-two weeks and fifty-three weeks ended January 2, 2018 and January 3, 2017, respectively, may not be comparable to Del Taco’s financial information for the fifty-two weeks ended December 29, 2015, which includes Del Taco's Predecessor financial information for the twenty-six weeks ended June 30, 2015. Therefore, we did not combine certain financial information for the twenty-six weeks ended December 29, 2015 with Del Taco’s Predecessor financial information for the twenty-six weeks ended June 30, 2015 for comparison purposes. We have combined our same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure charges and loss on disposal of assets, net for the twenty-six weeks ended December 29, 2015 with Del Taco’s Predecessor same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure charges and loss on disposal of assets, net for the twenty-six weeks ended June 30, 2015. Same store sales, company restaurant sales, franchise revenue, franchise sublease income, food and paper costs, labor and related expenses, general and administrative expenses, occupancy and other – franchise subleases, pre-opening costs, restaurant closure and loss on disposal of assets, net were not affected by acquisition accounting. Refer to Notes 2 and 3 to the consolidated financial statements included elsewhere in this annual report on Form 10-K for additional information on the acquisition accounting for the Business Combination.

Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2017 is the 52-week period ended January 2, 2018 ("Fiscal 2017"). Fiscal year 2016 is the 53-week period ended January 3, 2017 ("Fiscal 2016"). Fiscal year 2015 is the 52-week period ended December 29, 2015 ("Fiscal 2015"). For Fiscal 2017, the Company's financial statements reflect the fifty-two weeks ended January 2, 2018 (Successor). For Fiscal 2016, the Company's financial statements reflect the fifty-three weeks ended January 3, 2017 (Successor). For Fiscal 2015, the Company’s financial statements reflect the twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor).
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of January 2, 2018, we have 564 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.41 during Fiscal 2017, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. Same store sales growth for the 53rd week was calculated by comparing it to the “like week” in the prior year. The following table shows the same store sales growth for the fifty-two weeks ended January 2, 2018, the fifty-three weeks ended January 3, 2017 and the fifty-two weeks ended December 29, 2015, respectively:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Company-operated same store sales	4.0%	4.7%	6.4%
Franchise-operated same store sales	4.6%	4.9%	6.2%
System-wide same store sales	4.3%	4.8%	6.3%

The increase in company-operated same store sales in the fifty-two weeks ended January 2, 2018 was driven by an increase in average check size of 3.8% and an increase in traffic of 0.2% compared to the fifty-three weeks ended January 3, 2017. The increase in company-operated same store sales in the fifty-three weeks ended January 3, 2017 was driven by an increase in average check size of 4.5% and an increase in traffic of 0.2% compared to the fifty-two weeks ended December 29, 2015. The increase in company-operated same store sales in the fifty-two weeks ended December 29, 2015 was driven by an increase in average check size of 4.8% and an increase in traffic of 1.6% compared to the fifty-two weeks ended December 30, 2014.
Restaurant Development
Del Taco restaurant counts at the end of the fifty-two weeks ended January 2, 2018, the fifty-three weeks ended January 3, 2017 and the fifty-two weeks ended December 29, 2015 are as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015
Company-operated restaurant activity:
Beginning of period	310	297	304
Openings	12	8	6
Closures	(6)	(1)	(13)
Purchased from franchisee	1	6	—
Sold to franchisee	(5)	—	—
Restaurants at end of period	312	310	297
Franchise-operated restaurant activity:
Beginning of period	241	247	243
Openings	8	5	6
Closures	(1)	(5)	(2)
Restaurants sold to Company	(1)	(6)	—
Restaurants purchased from Company	5	—	—
Restaurants at end of period	252	241	247
Total restaurant activity:
Beginning of period	551	544	547
Openings	20	13	12
Closures	(7)	(6)	(15)
Restaurants at end of period	564	551	544

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open an estimated 25 to 28 system-wide restaurants in Fiscal 2018. From time to time, we and our franchisees may close restaurants.

Restaurant Re-Imaging
We and our franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of the date of this Form 10-K, substantially all of our system restaurants feature our current image through a re-image or new prototype design, including all 312 restaurants that are company-operated. The ASU remodeling program involved a use of cash and impacted net property and depreciation line items on the consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant remodels varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. We believe the ASU remodeling program is an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.

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
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of January 2, 2018, January 3, 2017, and December 29, 2015, there were 293, 298 and 288 restaurants, respectively, in the comparable company-operated restaurant base. As of January 2, 2018, January 3, 2017, and December 29, 2015, there were 239, 230 and 237 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
EBITDA and Adjusted EBITDA
EBITDA represents net income (loss) before interest expense, (benefit) provision for income taxes, depreciation and amortization. Adjusted EBITDA represents net income (loss) before interest expense, (benefit) provision for income taxes, depreciation, amortization and items that we do not consider representative of ongoing operating performance, as identified in the reconciliation table below.
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
Loss on Disposal of Assets, Net
Loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions, gains or losses recorded associated with the sale of company-operated restaurants to franchisees and gains from disposal of assets related to eminent domain.
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
Debt Modification Costs
In March 2015, DTH refinanced its existing debt (the "March 2015 Refinance") by amending the senior credit facility ("2013 Senior Credit Facility") and incurred lender and third party costs which were capitalized on the balance sheet and certain third party costs were expensed.
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
(Benefit) provision for Income Taxes
(Benefit) provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 2, 2018 (Successor) and Fifty-Three Weeks Ended January 3, 2017 (Successor)
The following table presents operating results for the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (Successor) in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	Successor
	52 Weeks Ended January 2, 2018			53 Weeks Ended January 3, 2017			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$452,148	95.9%		$434,064	96.0%		$18,084	4.2%
Franchise revenue	16,464	3.5		15,676	3.5		788	5.0
Franchise sublease income	2,844	0.6		2,343	0.5		501	21.4
Total revenue	471,456	100.0		452,083	100.0		19,373	4.3
Operating expenses:
Restaurant operating expenses:
Food and paper costs	125,391	27.7	(1)	120,116	27.7	(1)	5,275	4.4	(1)
Labor and related expenses	145,012	32.1	(1)	135,725	31.3	(1)	9,287	6.8	(1)
Occupancy and other operating expenses	92,825	20.5	(1)	88,908	20.5	(1)	3,917	4.4	(1)
Total restaurant operating expenses	363,228	80.3	(1)	344,749	79.4	(1)	18,479	5.4	(1)
General and administrative	38,154	8.1		37,220	8.2		934	2.5
Depreciation and amortization	23,362	5.0		23,129	5.1		233	1.0
Occupancy and other - franchise subleases	2,608	0.6		2,207	0.5		401	18.2
Pre-opening costs	1,591	0.3		731	0.2		860	*
Restaurant closure charges, net	191	*		435	0.1		(244)	(56.1)
Loss on disposal of assets, net	1,075	0.2		312	0.1		763	*
Total operating expenses	430,209	91.3		408,783	90.4		21,426	5.2
Income from operations	41,247	8.7		43,300	9.6		(2,053)	(4.7)
Other expense:
Interest expense	7,200	1.5		6,327	1.4		873	13.8
Transaction-related costs	—			731	0.2		(731)	(100.0)
Total other expense	7,200	1.5		7,058	1.6		142	2.0
Income from operations before (benefit) provision for income taxes	34,047	7.2		36,242	8.0		(2,195)	(6.1)
(Benefit) provision for income taxes	(15,824)	(3.4)		15,329	3.4		(31,153)	(203.2)
Net income	$49,871	10.6%		$20,913	4.6%		$28,958	138.5%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $18.1 million, or 4.2%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to an increase in company-operated same store sales of $17.3 million, or 4.0%, and $8.8 million from the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2016, partially offset by an $8.0 million decrease from the impact of the 53rd week in the prior year. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.8% and an increase in traffic of 0.2% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.8 million, or 5.0%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to an increase in franchise-operated same store sales of 4.6% and an increase in initial fees, partially offset by a $0.3 million decrease from the impact of the 53rd week in the prior year.
Franchise Sublease Income
Franchise sublease income increased $0.5 million, or 21.4% for the fifty-two weeks ended January 2, 2018 (Successor) primarily due to sublease income related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 6 included elsewhere in this annual report on Form 10-K).
Food and Paper Costs
Food and paper costs increased $5.3 million, or 4.4% for the fifty-two weeks ended January 2, 2018 (Successor), consisting of a $5.0 million increase in food costs and a $0.3 million increase in paper costs. The increase in food and paper costs was primarily due to modest commodity cost inflation and the increase in restaurant sales. As a percentage of company restaurant sales, food and paper costs were 27.7% for both the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (Successor). This constant percentage resulted from modest menu price increases that approximately offset the impact of modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $9.3 million, or 6.8%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017, a Los Angeles minimum wage increase on July 1, 2017, an increase in payroll related taxes, increased paid sick leave expense and the increase in restaurant sales. As a percentage of company restaurant sales, labor and related expenses were 32.1% for the fifty-two weeks ended January 2, 2018 (Successor), compared to 31.3% for the fifty-three weeks ended January 3, 2017 (Successor). This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage, increased payroll tax expense and increased paid sick leave expense discussed above, partially offset by the impact of modest menu price increases and the same store sales increase in traffic which helps to leverage the fixed components of labor costs.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.9 million, or 4.4%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to an increase in in repairs, supplies and maintenance expense, advertising, rent, property taxes, credit and debit card processing fees and the increase in restaurant sales, partially offset by the impact of the 53rd week in the prior year. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.5% for both the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (Successor). This constant percentage was primarily due to modest menu price increases and the same store sales increases which helped to leverage fixed components of occupancy and other operating expenses including a reduction in utilities as a percent of company restaurant sales, offset by the increases in repairs, supplies and maintenance expense, occupancy expense and credit and debit card processing fees discussed above as a percent of company restaurant sales.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 2.5%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to an increase in salaries, stock-based compensation, and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018, partially offset by a reduction in management incentive compensation and legal expenses and the impact of the 53rd week in the prior year. General and administrative expenses as a percentage of total revenue were 8.1% for the fifty-two weeks ended January 2, 2018 (Successor), compared to 8.2% for the fifty-three weeks ended January 3, 2017 (Successor) and the decrease as a percent of total revenue was due to the increased revenue and reduction in management incentive compensation and legal expenses, partially offset by the increases in salaries, stock-based compensation and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1.0%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to the addition of new assets partially offset by the impact of the 53rd week in the prior year. As a percentage of total revenue, depreciation and amortization expense was 5.0% for the fifty-two weeks ended January 2, 2018 (Successor) compared to 5.1% for the fifty-three weeks ended January 3, 2017 (Successor).
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease increased $0.4 million, or 18.2%, for the fifty-two weeks ended January 2, 2018 (Successor), primarily due to sublease expense related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 6 included elsewhere in this annual report on Form 10-K). As a percentage of total revenue, occupancy and other – franchise sublease was 0.6% for the fifty-two weeks ended January 2, 2018 (Successor) compared to 0.5% the fifty-three weeks ended January 3, 2017 (Successor).
Pre-opening Costs
Pre-opening costs were $1.6 million for the fifty-two weeks ended January 2, 2018 (Successor), compared to $0.7 million for the fifty-three weeks ended January 3, 2017 (Successor). The increase was due to an increased level of pre-opening activity compared to the prior year due to additional new company-operated restaurant openings that occurred during 2017 and are planned for early 2018.
Restaurant Closure Charges, net
Restaurant closure charges, net was $0.2 million for the fifty-two weeks ended January 2, 2018 (Successor), compared to $0.4 million for the fifty-three weeks ended January 3, 2017 (Successor). Current year activity includes net adjustments due to changes in estimates and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The prior year activity primarily includes an adjustment to increase the lease termination liability for two closed restaurants partially offset by an adjustment to decrease the lease term liability for one closed restaurant all due to changes in estimate, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
Loss on Disposal of Assets, net
Loss on disposal of assets, net was $1.1 million for the fifty-two weeks ended January 2, 2018 (Successor), compared to $0.3 million for the fifty-three weeks ended January 3, 2017 (Successor). Current year loss was primarily related to the closure of six company-operated restaurants, a loss on the sale of owned land and building for one existing company-operated restaurant and one newly constructed company-operated restaurant, and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated stores to franchisees (see Note 6 included elsewhere on this annual report on Form 10-K). The prior year loss was related to the closure of one company restaurant and the replacement of certain restaurant equipment.
Interest Expense
Interest expense was $7.2 million for the fifty-two weeks ended January 2, 2018 (Successor) compared to $6.3 million for the fifty-three weeks ended January 3, 2017 (Successor). The increase in interest expense for the fifty-two weeks ended January 2, 2018 (Successor) is primarily due to an increase in interest rates partially offset by a lower level of debt outstanding during the current year and the impact of the 53rd week in the prior year.
Transaction-Related Costs
Transaction-related costs totaled $0.7 million for the fifty-three weeks ended January 3, 2017 (Successor). Prior year transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding Company warrant and direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (See Note 3 and Note 13 included elsewhere in this annual report on Form 10-K). There were no such costs during the fifty-two weeks ended January 2, 2018 (Successor).

(Benefit) provision for Income Taxes
The effective income tax rates were (46.5)% for the fifty-two weeks ended January 2, 2018 (Successor) and 42.3% for the fifty-three weeks ended January 3, 2017 (Successor). The (benefit) provision for income taxes consisted of income tax benefit of $(15.8) million for the fifty-two weeks ended January 2, 2018 (Successor) and income tax expense of $15.3 million for the fifty-three weeks ended January 3, 2017 (Successor). The income tax benefit for the fifty-two weeks ended January 2, 2018 (Successor) is primarily driven by the enactment of the Tax Cuts and Jobs Act effective for tax years beginning after December 31, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, which resulted in a provisional estimated tax benefit of $29.1 million for the remeasurement of our applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse, partially offset by statutory federal and state tax rates based on apportioned income. The income tax expense for the fifty-three weeks ended January 3, 2017 (Successor) primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, during fiscal 2016 the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by target job credits.

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

	Successor						Predecessor
	53 Weeks Ended January 3, 2017			26 Weeks Ended December 29, 2015			26 Weeks Ended June 30, 2015
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$434,064	96.0%		$206,939	96.0%		$200,676	96.2%
Franchise revenue	15,676	3.5		7,328	3.4		6,693	3.2
Franchise sublease income	2,343	0.5		1,183	0.5		1,183	0.6
Total revenue	452,083	100.0		215,450	100.0		208,552	100.0
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,116	27.7	(1)	59,263	28.6	(1)	57,447	28.6	(1)
Labor and related expenses	135,725	31.3	(1)	61,448	29.7	(1)	61,120	30.5	(1)
Occupancy and other operating expenses	88,908	20.5	(1)	43,191	20.9	(1)	43,611	21.7	(1)
Total restaurant operating expenses	344,749	79.4	(1)	163,902	79.2	(1)	162,178	80.8	(1)
General and administrative	37,220	8.2		17,501	8.1		14,850	7.1
Depreciation and amortization	23,129	5.1		11,276	5.2		8,252	4.0
Occupancy and other - franchise subleases	2,207	0.5		1,140	0.5		1,109	0.5
Pre-opening costs	731	0.2		366	0.2		276	0.1
Restaurant closure charges, net	435	0.1		2,015	0.9		94	*
Loss on disposal of assets, net	312	0.1		3	*		99	*
Total operating expenses	408,783	90.4		196,203	91.1		186,858	89.6
Income from operations	43,300	9.6		19,247	8.9		21,694	10.4
Other expense (income), net:
Interest expense	6,327	1.4		3,652	1.7		11,491	5.5
Other income	—	—		(220)	(0.1)		—	—
Transaction-related costs	731	0.2		12,972	6.0		7,255	3.5
Debt modification costs	—	—		78	*		139	0.1
Change in fair value of warrant liability	—	—		—	—		(35)	*
Total other expense, net	7,058	1.6		16,482	7.7		18,850	9.0
Income from operations before provision for income taxes	36,242	8.0		2,765	1.3		2,844	1.4
Provision for income taxes	15,329	3.4		112	0.1		740	0.4
Net income	$20,913	4.6%		$2,653	1.2%		$2,104	1.0%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Combined financial data:

	Successor				Predecessor	Combined
	53 Weeks Ended January 3, 2017			26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015	52 Weeks Ended December 29, 2015			Increase/ (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	($)	($)	(%)		$	%
Company restaurant sales	$434,064	96.0%		$206,939	$200,676	$407,615	96.1%		$26,449	6.5%
Franchise revenues	15,676	3.5		7,328	6,693	14,021	3.3		1,655	11.8
Franchise sublease income	2,343	0.5		1,183	1,183	2,366	0.6		(23)	(1.0)
Total revenue	452,083	100.0		215,450	208,552	424,002	100.0		28,081	6.6
Operating expense
Restaurant operating expenses:
Food and paper costs	120,116	27.7	(1)	59,263	57,447	116,710	28.6	(1)	3,406	2.9	(1)
Labor and related expenses	135,725	31.3	(1)	61,448	61,120	122,568	30.1	(1)	13,157	10.7	(1)
General and administrative	37,220	8.2		17,501	14,850	32,351	7.6		4,869	15.1
Occupancy and other-franchise subleases	2,207	0.5		1,140	1,109	2,249	0.5		(42)	(1.9)
Pre-opening costs	731	0.2		366	276	642	0.2		89	13.9
Restaurant closure charges, net	435	0.1		2,015	94	2,109	0.5		(1,674)	(79.4)
Loss on disposal of assets, net	312	0.1		3	99	102	*		210	*

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
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
Franchise Revenue
Franchise revenue increased $1.7 million, or 11.8%, for the fifty-three weeks ended January 3, 2017 (Successor), primarily due to an increase in franchise-operated same store sales of 4.9%, a $3.0 million increase from the impact of the 53rd week and an increase in initial fees.
Franchise Sublease Income
Franchise sublease income remained substantially the same for both the fifty-three weeks ended January 3, 2017 (Successor) and the combined fifty-two week period ended December 29, 2015.

Food and Paper Costs
Food and paper costs increased $3.4 million, or 2.9% for the fifty-three weeks ended January 3, 2017 (Successor), consisting of a $3.1 million increase in food costs and a $0.3 million increase in paper costs. The increase in food and paper costs was primarily due to increased company restaurant sales including the 53rd week impact, partially offset by a decrease in commodity costs. As a percentage of company restaurant sales, food and paper costs were 27.7% for the fifty-three weeks ended January 3, 2017 (Successor), compared to 28.6% for the combined fifty-two weeks ended December 29, 2015. This percentage decrease resulted from modest menu price increases and reduced commodity costs during the fifty-three weeks ended January 3, 2017 (Successor).
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
General and Administrative Expenses
General and administrative expenses increased $4.9 million, or 15.1%, for the fifty-three weeks ended January 3, 2017 (Successor), primarily due to an increase in stock-based compensation and benefits expense, legal and professional expense, additional costs incurred as a public company and the impact of the 53rd week. General and administrative expenses as a percentage of total revenue were 8.2% for the fifty-three weeks ended January 3, 2017 (Successor), compared to 7.6% for the combined fifty-two weeks ended December 29, 2015 and the increase as a percent of total revenue was due to the above mentioned cost increases partially offset by the increased revenues.
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
Loss on Disposal of Assets, net
Loss on disposal of assets, net was $0.3 million for the fifty-three weeks ended January 3, 2017 (Successor), compared to $0.1 million for the combined fifty-two weeks ended December 29, 2015. Current year loss was related to the closure of one company restaurant and the replacement of certain restaurant equipment. The prior year loss of $0.1 million was related to the closure of one company-operated restaurant.
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

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have experienced positive trends in consumer traffic and increases in same store sales, however, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.

We believe that expected cash flow from operations, available cash of $6.6 million at January 2, 2018 and available borrowing capacity of $78.8 million at January 2, 2018 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share and warrant repurchase program and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since it typically has payment terms for its food and paper suppliers. Company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	Successor			Predecessor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015
Net cash provided by (used in)
Operating activities	$57,788	$57,546	$17,085	$10,083
Investing activities	(40,689)	(47,654)	42,566	(15,284)
Financing activities	(19,335)	(11,291)	(49,457)	1,820
Net (decrease) increase in cash	$(2,236)	$(1,399)	$10,194	$(3,381)
Cash Flows Provided by Operating Activities
In the fifty-two weeks ended January 2, 2018 (Successor), cash flows provided by operating activities were $57.8 million. The cash flows provided by operating activities resulted from net income of $49.9 million, non-cash adjustment for asset depreciation and amortization of $22.9 million, stock-based compensation of $4.9 million, loss on disposal of assets, net of $1.1 million, restaurants closure charges of $0.4 million, and changes in net working capital requirements totaling $1.2 million, partially offset by deferred income taxes of $22.6 million,
In the fifty-three weeks ended January 3, 2017 (Successor), cash flows provided by operating activities were $57.5 million. The cash flows provided by operating activities resulted from net income of $20.9 million, non-cash adjustment for asset depreciation and amortization of $22.9 million, deferred income taxes of $10.7 million, stock-based compensation of $4.1 million, and other non-cash adjustments of $0.5 million, partially offset by the changes in net working capital requirements totaling $1.6 million.
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
In the twenty-six weeks ended June 30, 2015 (Predecessor), cash flows provided by operating activities were $10.1 million. The cash flows provided by operating activities results from net income of $2.1 million, non-cash adjustment for asset depreciation and amortization of $9.2 million, stock-based compensation of $0.5 million, deferred income taxes of $0.6 million, debt modification costs of $0.1 million, and loss on disposal of assets, net of $0.1 million, partially offset by the changes in net working capital requirements totaling $2.5 million.

Cash Flows (Used in) Provided by Investing Activities
In the fifty-two weeks ended January 2, 2018 (Successor), cash flows used in investing activities were $40.7 million, which were primarily the result of purchase of property and equipment and other assets of $51.7 million and the acquisition of one franchise-operated restaurant for $1.1 million, partially offset by proceeds from the disposal of property and equipment of $9.9 million and proceeds from the sale of five company-operated restaurants for $2.2 million. See Note 6 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information. For the fifty-two weeks ended January 2, 2018 (Successor), purchase of property and equipment was $50.6 million, including $13.9 million to maintain or enhance our existing restaurants and information systems, $8.0 million for discretionary investment in equipment, technology and remodeled restaurants, $5.6 million of owned land and building for development after 2017 and $23.1 million for new restaurant construction whereby one new restaurant was sold and leased back for $2.3 million and other new restaurants received an aggregate $3.9 million of deemed landlord financing proceeds.
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
Cash Flows (Used in) Provided by Financing Activities
In the fifty-two weeks ended January 2, 2018 (Successor), cash flows used in financing activities were $19.3 million. The cash flows used in financing activities were primarily the result of the repurchase of 986,497 shares of our common stock and 424,439 warrants for an aggregate purchase price of $13.8 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $1.9 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $1.6 million, partially offset by proceeds from deemed landlord financing liabilities of $3.9 million and proceeds from stock option exercises of $0.1 million. In addition, during the fifty-two weeks ended January 2, 2018 (Successor), we borrowed $31.5 million on our revolving credit facility and made payments of $37.5 million on our revolving credit facility.
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
Debt and Other Obligations
Senior Credit Facility
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
The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of January 2, 2018.
At January 2, 2018, the weighted average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.32%. As of January 2, 2018 there were $153.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $18.2 million. Unused borrowing capacity at January 2, 2018 was $78.8 million.
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
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of January 2, 2018 (Successor) (in thousands):

	Payments Due by Period
	Total	2018	2019-2020	2021-2022	2023 and thereafter
Operating leases, net (1)	$252,858	$29,000	$51,591	$44,911	$127,356
Capital leases and deemed landlord financing	43,692	3,600	5,960	5,324	28,808
Long-term debt	153,000	—	153,000	—	—
Interest on long-term debt (2)	14,816	5,556	9,260	—	—
Purchase commitments (3)	70,351	20,348	42,191	7,812	—
Total (4)	$534,717	$58,504	$262,002	$58,047	$156,164

(1)
Includes amounts for restaurant operating leases related to the 12 restaurants closed in the fourth fiscal quarter of 2015 and related subleases both of which have been included in our restaurant closure liability on our consolidated balance sheets as of January 2, 2018 (Successor) and January 3, 2017 (Successor) on a present value basis.

(2)
Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 3.32%, a fee of 1.75% on the outstanding letters of credit and a 0.20% unused commitment fee on the unused balance of the revolver.

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

Off-Balance Sheet and Other Arrangements
At January 2, 2018, we had a $250.0 million revolving credit facility of which $18.2 million was reserved for outstanding letters of credit and $78.8 million was unused and available for borrowings under the 2015 Senior Credit Facility. We did not have any other material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended January 2, 2018 (Successor) we purchased (1) 986,497 shares for an average price per share of $12.41 for an aggregate cost of approximately $12.3 million including incremental direct costs to acquire the shares, and (2) 424,439 warrants for an average price per warrant of $3.72 for an aggregate cost of approximately $1.6 million, including incremental direct costs to acquire the warrants. As of January 2, 2018 (Successor), there was approximately $20.9 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018 (Successor), 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
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
Revenue Recognition
Restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. Franchise revenue comprise (i) development fees, (ii) franchise fees, (iii) on-going royalties and (iv) renewal fees. Development and franchise fees, a portion of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development and franchise fees are deferred and recognized as revenue when we have substantially fulfilled our obligations pursuant to the development agreement. Development fees and franchise fees are generally recognized as revenue upon the opening of a franchise restaurant or upon termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. Renewal fees are recognized when a renewal agreement becomes effective. We report revenue net of sales taxes collected from customers and remitted to governmental taxing authorities and promotional allowances. Franchise sublease income is composed of rental income associated with properties leased or subleased to franchisees. We sell gift cards to customers in our restaurants. The gift cards sold to customers have no stated expiration dates and are recorded in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We recognize revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon our specific historical redemption patterns. Recognized breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.
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
In assessing potential impairments for our fourth quarter test for 2017, we performed a qualitative assessment to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived trademark are less than the carrying amount. Upon completion of the fourth quarter 2017 annual impairment assessment, we determined that no goodwill or trademark impairment was indicated. As of January 2, 2018, we are not aware of any significant indicators of impairment that exist for our goodwill or trademark that would require additional analysis.
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
Restaurant Closure Charges, Net
We make decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. We determine if discontinued operations treatment is appropriate and estimate the future obligations, if any, associated with the closure of restaurants and record the corresponding liability at the time the restaurant is closed. These restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net are comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the liability during the period, and any positive or negative adjustments to the liability in subsequent periods as more information becomes available. Changes to the estimated liability for future lease obligations based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. Accretion expense is recorded in order to appropriately reflect the present value of the lease obligations as of the end of a reporting period. Lease payments made net of sublease income received related to these obligations reduce the overall liability. To the extent that the disposal or abandonment of related property and equipment results in gains or losses, such gains or losses are included in loss on disposal of assets, net in the consolidated statements of comprehensive income, except for gains or losses on the disposal of property and equipment related to the 12 underperforming restaurants, which is included in restaurant closure charges, net on the consolidated statements of comprehensive income.
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
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	Successor			Predecessor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015
Company restaurant sales	$452,148	$434,064	$206,939	$200,676
Restaurant operating expenses	363,228	344,749	163,902	162,178
Restaurant contribution	$88,920	$89,315	$43,037	$38,498
Restaurant contribution margin	19.7%	20.6%	20.8%	19.2%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	Successor			Predecessor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015
Net income	$49,871	$20,913	$2,653	$2,104
Non-GAAP adjustments:
(Benefit) provision for income taxes	(15,824)	15,329	112	740
Interest expense	7,200	6,327	3,652	11,491
Depreciation and amortization	23,362	23,129	11,276	8,249
EBITDA	64,609	65,698	17,693	22,584
Stock-based compensation expense (a)	4,876	4,096	1,498	532
Loss on disposal of assets, net (b)	1,075	312	3	99
Restaurant closure charges, net (c)	191	435	2,015	94
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(809)	(607)	(364)	3
Debt modification costs (e)	—	—	78	139
Transaction-related costs (f)	—	731	12,972	7,255
Change in fair value of warrant liability (g)	—	—	—	(35)
Pre-opening costs (h)	1,591	731	366	276
Other income (i)	—	—	(220)	—
Adjusted EBITDA	$71,533	$71,396	$34,041	$30,947

(a)	Includes non-cash, stock-based compensation.

(b)
Loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions, gains or losses recorded associated with the sale of company-operated restaurants to franchisees and gains from disposal of assets related to eminent domain.

(c)
Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant, partially offset by sublease income from leases which are treated as deemed landlord financing.

(d)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(e)	Includes costs associated with debt refinancing transactions in March 2015 and August 2015.

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

(i)
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

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility debt, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility debt, as discussed above under “Hedging Arrangements.” As of January 2, 2018 (Successor), we had outstanding variable rate borrowings of $153.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 per hour on January 1, 2018 and then will increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 373 restaurants in California of which 252 are company-operated and 121 are franchise-operated.
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
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017, and will increase to $13.25 per hour on July 1, 2018. This local ordinance impacted two company-operated restaurants.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018 and then will increase to $11.00 per hour in 2019, and

$12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 33 franchise-operated restaurants.
On January 1, 2017, Santa Monica voters approved a sick paid leave ordinance to provide 72 hours of paid sick leave per year, effective January 1, 2018. This local ordinance impacted one company-operated restaurant.
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

ITEM 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets as of January 2, 2018 (Successor) and January 3, 2017 (Successor)	71
Consolidated Statements of Comprehensive Income for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor)	72
Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor)	73
Consolidated Statements of Cash Flows for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor)	74
Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Del Taco Restaurants, Inc. and Del Taco Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Del Taco Restaurants, Inc. (the Company) as of January 2, 2018 and January 3, 2017, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the 52 week period ended January 2, 2018, 53 week period ended January 3, 2017 and 26 week period ended December 29, 2015 and the related notes and schedules listed in the Index at Item 15(a).  We have also audited the accompanying consolidated statements of comprehensive income, shareholders’ equity and cash flows of Del Taco Holdings, Inc. for the 26 week period ended June 30, 2015 and the related notes and schedules listed in the Index at Item 15(a) (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2018 and January 3, 2017, and the results of its operations and its cash flows for the 52 week period ended January 2, 2018, 53 week period ended January 3, 2017 and 26 week period ended December 29, 2015, and the consolidated results of operations and cash flows of Del Taco Holdings, Inc. for the 26 week period ended June 30, 2015 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Irvine, California
March 14, 2018

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor
	January 2, 2018	January 3, 2017
Assets
Current assets:
Cash and cash equivalents	$6,559	$8,795
Accounts and other receivables, net	3,828	4,141
Inventories	2,712	2,718
Prepaid expenses and other current assets	6,784	4,204
Total current assets	19,883	19,858
Property and equipment, net	156,124	138,320
Goodwill	320,638	320,025
Trademarks	220,300	220,300
Intangible assets, net	21,498	24,782
Other assets, net	3,881	3,872
Total assets	$742,324	$727,157
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,759	$16,427
Other accrued liabilities	35,257	36,653
Current portion of capital lease obligations and deemed landlord financing liabilities	1,415	1,588
Total current liabilities	55,431	54,668
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	170,639	173,743
Deferred income taxes	68,574	91,273
Other non-current liabilities	31,431	30,140
Total liabilities	326,075	349,824
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,434,274 shares issued and outstanding at January 2, 2018; 39,153,503 shares issued and outstanding at January 3, 2017	4	4
Additional paid-in capital	349,334	360,131
Accumulated other comprehensive income	14	172
Retained earnings	66,897	17,026
Total shareholders’ equity	416,249	377,333
Total liabilities and shareholders’ equity	$742,324	$727,157
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	Successor			Predecessor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015
Revenue:
Company restaurant sales	$452,148	$434,064	$206,939	$200,676
Franchise revenue	16,464	15,676	7,328	6,693
Franchise sublease income	2,844	2,343	1,183	1,183
Total revenue	471,456	452,083	215,450	208,552
Operating expenses:
Restaurant operating expenses:
Food and paper costs	125,391	120,116	59,263	57,447
Labor and related expenses	145,012	135,725	61,448	61,120
Occupancy and other operating expenses	92,825	88,908	43,191	43,611
General and administrative	38,154	37,220	17,501	14,850
Depreciation and amortization	23,362	23,129	11,276	8,252
Occupancy and other - franchise subleases	2,608	2,207	1,140	1,109
Pre-opening costs	1,591	731	366	276
Restaurant closure charges, net	191	435	2,015	94
Loss on disposal of assets, net	1,075	312	3	99
Total operating expenses	430,209	408,783	196,203	186,858
Income from operations	41,247	43,300	19,247	21,694
Other expense (income), net:
Interest expense	7,200	6,327	3,652	11,491
Other income	—	—	(220)	—
Transaction-related costs	—	731	12,972	7,255
Debt modification costs	—	—	78	139
Change in fair value of warrant liability	—	—	—	(35)
Total other expense, net	7,200	7,058	16,482	18,850
Income from operations before (benefit) provision for income taxes	34,047	36,242	2,765	2,844
(Benefit) provision for income taxes	(15,824)	15,329	112	740
Net income	49,871	20,913	2,653	2,104
Other comprehensive (loss) income:
Change in fair value of interest rate cap, net of tax	(162)	172	—	(24)
Reclassification of interest rate cap amortization included in net income	4	—	—	58
Total other comprehensive (loss) income, net	(158)	172	—	34
Comprehensive income	$49,713	$21,085	$2,653	$2,138
Earnings per share:
Basic	$1.29	$0.54	$0.07	$0.38
Diluted	$1.25	$0.53	$0.07	$0.37
Weighted-average shares outstanding:
Basic	38,689,508	38,725,541	38,802,425	5,492,417
Diluted	39,949,907	39,274,649	40,249,993	5,610,859
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

	Del Taco Holdings, Inc. (Predecessor)
					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 30, 2014 Predecessor	$—	3,907,835	$39	$110,941	$(409)	$(29,167)	$81,404
Net income	—	—	—	—	—	2,104	2,104
Other comprehensive income, net of tax	—	—	—	—	34	—	34
Comprehensive income							2,138
Stock-based compensation	—	—	—	532	—	—	532
Exercise and settlement of warrants	—	213,025	2	8,272	—	—	8,274
Exercise of options and distribution of restricted stock units, net of tax withholding	—	237,948	2	(7,535)	—	—	(7,533)
Issuance of common stock	—	2,348,968	24	91,212	—	—	91,236
Balance at June 30, 2015 Predecessor	$—	6,707,776	$67	$203,422	$(375)	$(27,063)	$176,051

	Del Taco Restaurants, Inc. (Successor)
					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income	Deficit)	Equity
Balance at June 30, 2015 Successor	$—	5,127,606	$1	$9,857	$—	$(6,540)	$3,318
Net income	—	—	—	—	—	2,653	2,653
Other comprehensive income, net of tax	—	—	—	—	—	—	—
Comprehensive income							2,653
Common stock of Del Taco Restaurants, Inc. released from possible redemption	—	13,621,279	1	136,212	—	—	136,213
Issuance of common stock	—	20,053,540	2	224,304	—	—	224,306
Issuance of warrants	—	—	—	389	—	—	389
Stock-based compensation	—	—	—	1,498	—	—	1,498
Balance at December 29, 2015 Successor	—	38,802,425	4	372,260	—	(3,887)	368,377
Net income	—	—	—	—	—	20,913	20,913
Other comprehensive income, net of tax	—	—	—	—	172	—	172
Comprehensive income							21,085
Stock-based compensation	—	—	—	4,096	—	—	4,096
Issuance of common stock in exchange for warrants	—	1,533,542	—	—	—	—	—
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	164,336	—	(916)	—	—	(916)
Exercise of stock options	—	500	—	5	—	—	5
Repurchase of common stock and warrants	—	(1,347,300)	—	(15,314)	—	—	(15,314)
Balance at January 3, 2017 Successor	—	39,153,503	4	360,131	172	17,026	377,333
Net income	—	—	—	—	—	49,871	49,871
Other comprehensive loss, net of tax	—	—	—	—	(158)	—	(158)
Comprehensive income	—	—	—	—	—	—	49,713
Stock-based compensation	—	—	—	4,876	—	—	4,876
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	257,518	—	(1,923)	—	—	(1,923)
Exercise of stock options	—	9,750	—	99	—	—	99
Repurchase of common stock and warrants	—	(986,497)	—	(13,849)	—	—	(13,849)
Balance at January 2, 2018 Successor	$—	38,434,274	$4	$349,334	$14	$66,897	$416,249
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Successor			Predecessor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015
Operating activities
Net income	$49,871	$20,913	$2,653	$2,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,362	23,129	11,276	8,249
Amortization of favorable and unfavorable lease assets and liabilities, net	(809)	(607)	(364)	3
Amortization of deferred financing costs and interest rate cap	389	392	155	908
Subordinated note interest paid-in-kind	—	—	—	37
Debt modification costs	—	—	78	139
Stock-based compensation	4,876	4,096	1,498	532
Change in fair value of warrant liability	—	—	—	(35)
Deferred income taxes	(22,594)	10,741	88	551
Loss on disposal of assets, net	1,075	312	3	99
Restaurant closure charges, net	379	179	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	313	(921)	8	154
Inventories	6	88	(265)	145
Prepaid expenses and other current assets	(2,580)	(659)	653	(426)
Other assets	(162)	(59)	—	—
Accounts payable	2,332	(404)	(3,309)	4,222
Other accrued liabilities	(1,526)	3,733	3,434	(5,026)
Other non-current liabilities	2,856	(3,387)	1,177	(1,573)
Net cash provided by operating activities	57,788	57,546	17,085	10,083

Investing activities
Purchases of property and equipment	(50,627)	(45,853)	(18,593)	(14,813)
Proceeds from disposal of property and equipment	9,907	3,423	—	42
Proceeds from the Company’s trust account (see Note 3)	—	—	149,989	—
Purchases of other assets	(1,033)	(1,333)	(589)	(513)
Acquisition of franchisees	(1,128)	(3,891)	—	—
Proceeds from sale of company-operated restaurants	2,192	—	—	—
Proceeds from dissolution of investments in partnerships	—	—	1,586	—
Acquisition of Del Taco Holdings, net of cash acquired	—	—	(89,827)	—
Net cash (used in) provided by investing activities	(40,689)	(47,654)	42,566	(15,284)

Financing activities
Proceeds from term loan, net of debt discount	—	—	—	23,654
Proceeds from deemed landlord financing liabilities	3,925	1,974	1,208	—
Proceeds from issuance of common stock	—	—	35,000	91,236
Repurchase of common stock and warrants	(13,849)	(15,314)	—	—
Payment of tax withholding related to restricted stock vesting, option exercises and distribution of restricted stock units	(1,923)	(916)	—	(7,533)
Payments on term loans	—	—	(227,100)	—
Payments on capital leases and deemed landlord financing	(1,587)	(1,728)	(864)	(831)
Payment on subordinated notes	—	—	—	(108,113)
Proceeds from revolving credit facility, net of debt discount	31,500	24,000	162,556	10,000
Payments on revolving credit facility	(37,500)	(19,000)	(14,000)	(6,000)
Payment for interest rate cap	—	(312)	—	—
Payments for debt issue costs	—	—	(484)	(593)
Repayment of note payable	—	—	(523)	—
Payment of deferred underwriter compensation	—	—	(5,250)	—
Proceeds from exercise of stock options	99	5	—	—
Net cash (used in) provided by financing activities	(19,335)	(11,291)	(49,457)	1,820
(Decrease) increase in cash and cash equivalents	(2,236)	(1,399)	10,194	(3,381)
Cash and cash equivalents at beginning of period	8,795	10,194	—	8,553
Cash and cash equivalents at end of period	$6,559	$8,795	$10,194	$5,172

Supplemental cash flow information:
Cash paid during the period for interest	$6,873	$6,328	$3,216	$13,548
Cash paid during the period for income taxes, net of tax refunds	9,441	3,531	161	46
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$2,305	$64	$306	$1,549
Write-offs against bad debt reserves	—	72	—	—
Amortization of interest rate cap into net income, net of tax	4	—	—	58
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	(162)	172	—	(24)
Warrant liability reclassified to equity upon exercise of warrants	—	—	—	8,274
Issuance of shares for consideration in the acquisition of Del Taco Holdings, Inc.	—	—	189,306	—
Issuance of warrants as payment for working capital loans	—	—	389	—
Common stock of Del Taco Restaurants, Inc. reclassified to equity upon release from possible redemption	—	—	136,213	—
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
January 2, 2018
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At January 2, 2018, there were 312 company-operated and 252 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At January 3, 2017, there were 310 company-operated and 241 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
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
For the Consolidated Statements of Shareholders’ Equity, the Predecessor results reflect the equity balances and activities of DTH at December 30, 2014 through June 30, 2015 prior to the closing of the Business Combination and the Successor results reflect the LAC equity balances at June 30, 2015 prior to the closing of the Business Combination and the activities for Del Taco through January 2, 2018.

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal years 2017 and 2015 are both a fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. Fiscal year 2016 is a fifty-three week period. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2017, the Company’s financial statements reflect the fifty-two weeks ended January 2, 2018 (Successor). For fiscal year 2016, the Company's financial statements reflect the fifty-three weeks ended January 3, 2017

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

(Successor). For fiscal year 2015, the Company’s financial statements reflect the twenty-six weeks ended December 29, 2015 (Successor) and the twenty-six weeks ended June 30, 2015 (Predecessor).
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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Variable Interest Entities
In accordance with Accounting Standards Codification ("ASC") 810, Consolidation, the Company applies the guidance related to variable interest entities ("VIE"), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company franchises its operations through franchise agreements entered into with franchisees and therefore, the Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting the Company’s brand. Additionally, the Company held a 1% ownership interest in four public limited partnerships in which the Company served as general partner. The limited partners had substantive kick-out rights over the general partner giving the limited partners power to direct the activities of the limited partnerships. The partnerships were liquidated and dissolved in December 2015. See the Related Party Transactions policy below for more information. Based upon the Company’s analysis of all the relevant facts and considerations of the franchise entities and the four public limited partnerships, the Company has concluded that the franchise agreements are not variable interest entities and the four public limited partnerships were not variable interest entities.
Revenue Recognition
Company restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. Franchise revenue comprise (i) development fees, (ii) franchise fees, (iii) on-going royalties and (iv) renewal fees. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue when the Company has substantially fulfilled its obligation pursuant to the development agreement. Development fees and franchise fees are generally recognized as revenue upon the opening of a franchise restaurant or upon termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees, which are included in other non-current liabilities on the consolidated balance sheets totaled $1.3 million and $1.4 million as of January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. Renewal fees are recognized when a

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

renewal agreement becomes effective. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities. Promotional allowances totaled approximately $14.2 million during the fifty-two weeks ended January 2, 2018 (Successor), $13.6 million during the fifty-three weeks ended January 3, 2017 (Successor) and $5.8 million and $5.4 million during the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively. Franchise sublease income is comprised of rental income associated with properties leased or subleased to franchisees and is recognized as revenue on an accrual basis.
Gift Cards
The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income totaled $2.5 million and $2.4 million as of January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively. The current portion of the deferred gift card income is included in other accrued liabilities on the consolidated balance sheets and totaled $1.3 million and $1.2 million as of January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively. The non-current portion of the deferred gift card income was $1.2 million as of both January 2, 2018 (Successor) and January 3, 2017 (Successor) and is included in other non-current liabilities on the consolidated balance sheets. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized gift card breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods but is not expected to be significant.
Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.
Accounts and Other Receivables, Net
Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor and landlords. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor and the landlord receivables are for earned landlord reimbursement related to restaurants opened. The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables and totaled $0.1 million as of both January 2, 2018 (Successor) and January 3, 2017 (Successor).
Vendor Allowances
The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products. The non-current portion of reimbursements received by the Company in advance is included in other non-current liabilities on the consolidated balance sheets and totaled $1.1 million and $1.6 million as of January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively. The current portion of these reimbursements is included in other accrued liabilities on the consolidated balance sheets and totaled $0.4 million as of both January 2, 2018 (Successor) and January 3, 2017 (Successor).
Inventories
Inventories, consisting of food items, packaging and beverages, are valued at the lower of cost (first-in, first-out method) or market.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
The estimated useful lives for leasehold improvements are based on the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised. Depreciation and amortization expense associated with property and equipment totaled $21.0 million for the fifty-two weeks ended January 2, 2018 (Successor), $20.6 million for the fifty-three weeks ended January 3, 2017 (Successor) and $10.1 million and $7.1 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively. These amounts include $1.2 million for the fifty-two weeks ended January 2, 2018 (Successor), $1.4 million for the fifty-three weeks ended January 3, 2017 (Successor) and $0.8 million and $0.3 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively, related to buildings under capital leases. Accumulated depreciation and amortization associated with property and equipment includes $2.5 million and $2.2 million related to buildings under capital leases as of January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively.
The Company capitalizes construction costs which consist of internal payroll and payroll related costs and travel costs related to the successful acquisition, development, design and construction of the Company's new restaurants. Capitalized construction costs totaled $1.6 million for the fifty-two weeks ended January 2, 2018 (Successor), $1.3 million for the fifty-three weeks ended January 3, 2017 (Successor), respectively and $0.5 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor). If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the consolidated statements of comprehensive income. The Company capitalizes interest in connection with the construction of its restaurants. Interest capitalized totaled approximately $0.1 million for both the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (Successor) and $25,000 and $40,000 for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively.
Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received and net carrying values of the assets disposed and are included in loss on disposal of assets, net in the consolidated statements of comprehensive income.
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
In assessing potential goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of net assets, including goodwill, is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of net assets, including goodwill, is less than its carrying amount, the Company performs a two-step impairment test of goodwill. In the first step, the Company estimates the fair value of net assets, including goodwill, and compares it to the carrying value of net assets, including goodwill. If the carrying value exceeds the estimated fair value of net assets, including goodwill, the second step is performed to measure the amount of the impairment loss, if any. In the second step, the amount of the impairment loss is the excess of the carrying amount of the goodwill over its implied fair value.
The methods the Company uses to estimate fair value include discounted future cash flows analysis and market valuation based on similar companies. Key assumptions included in the cash flow model include future revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates the Company's weighted average cost of capital.
In assessing potential impairments for the fourth quarter test for 2017, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of goodwill or indefinite-lived trademark are less than the carrying amount. Upon completion of the fourth quarter 2017 annual impairment assessment, the Company determined that no goodwill or trademark impairment was indicated. As of January 2, 2018, the Company is not aware of any significant indicators of impairment that exist for goodwill or trademark that would require additional analysis.
Intangible Assets, Net
Intangible assets primarily include favorable lease assets and franchise rights. Favorable lease assets represent the fair values of acquired lease contracts having contractual rents that are favorable compared to fair market rents as of the Closing Date of the Business Combination, and are amortized on a straight-line basis over the remaining lease term to expense in the consolidated statements of comprehensive income. Franchise rights, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the Closing Date of the Business Combination, are amortized on a straight-line basis to depreciation and amortization expense in the consolidated statements of comprehensive income over the remaining term of the franchise agreements.
Other Assets, Net
Other assets, net consist of security deposits and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized over the estimated useful life, typically 3 years. The net carrying value of capitalized software costs for the Company totaled $2.1 million and $2.0 million as of January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively, and is included in other assets, net in the consolidated balance sheets. Capitalized software costs totaled $1.0 million for the fifty-two weeks ended January 2, 2018 (Successor), $1.3 million for the fifty-three weeks ended January 3, 2017 (Successor) and $0.6 million and $0.5 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively. Amortization expenses totaled $1.0 million for the fifty-two weeks ended January 2, 2018 (Successor), $0.9 million for the fifty-three weeks ended January 3, 2017 (Successor) and $0.4 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company may expend cash for structural additions on leased premises that may be reimbursed in whole or in part by landlords as construction contributions pursuant to agreed-upon terms in the leases. Depending on the specifics of the leased space and the lease agreement, the amounts paid for structural components will be recorded during the construction period as construction-in-progress and the landlord construction contributions will be recorded as a deferred rent liability. Upon completion of construction for those leases that meet certain criteria, the lease may qualify for sale-leaseback treatment. For these leases, the deferred rent liability and the associated construction-in-progress will be removed and any gain on sale will be recorded as deferred income and amortized over the lease term to gain on disposal of assets and any loss on sale will be expensed immediately to loss on disposal of assets, net. If the lease does not qualify for sale-leaseback treatment, the deferred rent liability will be reclassified to a deemed landlord financing liability and will be amortized over the lease term based on the rent payments designated in the lease agreement with rent payments applied to deemed landlord financing liability and interest expense.
Unfavorable lease liabilities represent the fair value of acquired lease contracts having contractual rents that are unfavorable compared to fair market rents and are amortized on a straight-line basis over the expected lease term to expense in the consolidated statements of comprehensive income. As of January 2, 2018 (Successor) and January 3, 2017 (Successor), unfavorable lease liabilities had a gross carrying value of $20.6 million and $21.0 million with accumulated amortization of $6.1 million and $3.9 million, respectively. The Company reclassified $2.6 million of unfavorable lease liabilities during the fourth quarter of fiscal 2015 related to the 12 closed underperforming locations and re-characterized the amount as restaurant closure liability, as described in Note 4. Amortization credits recorded for unfavorable lease liabilities were $2.7 million during the fifty-two weeks ended January 2, 2018 (Successor), $2.6 million during the fifty-three weeks ended January 3, 2017 (Successor) and $1.3 million and $0.3 million during the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively. The weighted-average amortization period as of January 2, 2018 (Successor) for unfavorable

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

lease liabilities equaled 7.9 years. The estimated future amortization for unfavorable lease liabilities for the next five fiscal years is as follows (in thousands):

Unfavorable Lease Liabilities
2018	$2,273
2019	2,055
2020	1,913
2021	1,630
2022	1,452
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
Advertising Costs
Franchisees pay a monthly fee to the Company of 4% of their restaurants’ net sales as reimbursement for advertising and promotional services that the Company provides. Fees received in advance of payment for provided services are included in other accrued liabilities and were $0.3 million and $0.7 million at January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchise-operated restaurants. At January 2, 2018 (Successor) and January 3, 2017 (Successor), the Company had an additional $0.4 million and $1.0 million, respectively, accrued for this requirement.

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive income. Advertising expenses for the Company were $18.1 million for the fifty-two weeks ended January 2, 2018 (Successor), $17.2 million for the fifty-three weeks ended January 3, 2017 (Successor) and $7.6 million and $8.7 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively.
Pre-opening Costs
Pre-opening costs, which include restaurant labor, supplies, cash and non-cash rent expense and other costs incurred prior to the opening of a new restaurant are expensed as incurred. Pre-opening costs were $1.6 million for the fifty-two weeks ended January 2, 2018 (Successor), $0.7 million for the fifty-three weeks ended January 3, 2017 (Successor) and $0.4 million and $0.3 million for the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Restaurant Closure Charges, Net
The Company makes decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. The Company determines if discontinued operations treatment is appropriate and estimates the future obligations, if any, associated with the closure of restaurants and records the corresponding restaurant closure liability at the time the restaurant is closed. These restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net are comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the restaurant closure liability during the period, any positive or negative adjustments to the restaurant closure liability in subsequent periods as more information becomes available and sublease income from leases which are treated as deemed landlord financing. Changes to the estimated liability for future lease obligations based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. Accretion expense is recorded in order to appropriately reflect the present value of the lease obligations as of the end of a reporting period. Lease payments net of sublease income received related to these obligations reduce the overall liability. To the extent that the disposal or abandonment of related property and equipment results in gains or losses, such gains or losses are included in loss on disposal of assets, net in the consolidated statements of comprehensive income, except for gains or losses on the disposal of property and equipment related to the 12 underperforming restaurants, which are included in restaurant closure charges, net on the consolidated statements of comprehensive income.
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
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.
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
Related Party Transactions
Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018 (Successor), 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
The Company previously entered into long-term leases for 22 Del Taco restaurants whereby the lessors were one of four public partnerships where the Company served as general partner with a 1% ownership interest. The leases required monthly rent payments in an amount equal to 12% of gross sales which were recorded within occupancy and other operating expenses in the consolidated statements of comprehensive income and totaled $1.4 million for both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor).
The Company recorded a fair value adjustment through the initial purchase price allocation, as described in Note 3, of $1.5 million for the estimated fair value of its investment in the four public partnerships.
On July 24, 2015, the four public partnerships entered into an agreement to sell all of the properties, subject to the approval by a majority in interest of the limited partners in each of the public partnerships, to a third party that is not affiliated with the Company. The sale of the properties included new long-term leases between the Company and the third party buyer and was approved by the respective limited partners on November 23, 2015. On December 14, 2015, the four public partnerships consummated the sale, and were subsequently liquidated and dissolved and the assets of the respective partnerships were distributed pursuant to the terms of their respective partnership agreements. During the twenty-six weeks ended December 29, 2015 (Successor), the Company recorded a gain of $0.2 million, included in other income in the consolidated statements of comprehensive income, based on the approximate $1.8 million distribution received in excess of the $1.6 million carrying value of its investment in the partnerships.
At December 30, 2014 (Predecessor), DTH had $108.1 million of subordinated notes outstanding due to its three largest shareholders that bore interest at 13.0%. On March 20, 2015, DTH used proceeds from the Step 1 of the Business Combination, as described in Note 3, a $10.0 million revolver borrowing and amended term loan proceeds of $25.1 million to fully redeem the then outstanding balance of $111.2 million of subordinated notes. Interest expense related to subordinated notes was $3.1

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

million for the twenty-six weeks ended June 30, 2015 (Predecessor). See Note 8 for further discussion regarding the subordinated notes.
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
As of January 2, 2018, Del Taco operated and franchised a total of 373 restaurants in California (252 company-owned and 121 franchise-operated locations). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, fires, earthquakes or other natural disasters.
Recently Adopted Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-01, Business Combinations (Topic 804): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether certain transactions should be accounted for as acquisitions or disposals of assets or businesses. The Company elected, as permitted by the standard, to early adopt ASU 2017-01 in the third quarter of 2017. The adoption of ASU 2017-01 did not have a material impact to the Company's consolidated financial statements.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the subsequent measurement of goodwill, requiring only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. This standard is effective for fiscal years beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The standard requires adoption on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with certain practical expedients available. Based on a preliminary assessment, the Company expects that substantially all of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities on the Company's consolidated balance sheets. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures. The Company will adopt ASU 2016-02 during the first quarter of fiscal 2019.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This ASU is effective for annual periods and interim periods beginning after December 15, 2017. ASU 2014-09 is to be applied retrospectively or using a cumulative effect transition method. The Company will adopt ASU 2014-09 in fiscal year 2018, using the modified retrospective method of adoption.
ASU 2014-09 will not materially impact the recognition of company restaurant sales or franchise royalty income from franchisees included in franchise revenue. Franchise sublease income is not within the scope of this new guidance.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The adoption of ASU 2014-09 will change the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees, both included in franchise revenue in the consolidated statements of comprehensive income. Currently, initial franchise fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations of a new franchise restaurant have commenced, and renewal fees are recognized when a renewal agreement becomes effective. ASU 2014-09 requires franchise and renewal fees to be deferred and recognized over the term of the related franchise agreement for the respective restaurant. The impact of the deferral of initial franchise and renewal fees received in a given year may be offset by the recognition of revenue from fees retrospectively deferred from prior years. Upon adoption, the Company will record approximately $1.0 million as a cumulative effect adjustment to opening retained earnings and deferred revenue as of January 3, 2018 (the first day of fiscal 2018) related to franchise and renewal fees previously recognized since the Business Combination on June 30, 2015. During fiscal 2017 and 2016, the Company recorded initial franchise and renewal fees of $0.6 million and $0.3 million, respectively, as component of franchise revenue in the consolidated statements of comprehensive income.
The adoption of the new guidance will change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the consolidated statements of comprehensive income. ASU 2014-09 requires these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of comprehensive income, which will have an impact to our total revenues and expenses. However, the Company expects such advertising fund contributions and expenditures will be largely offsetting and therefore does not expect a significant impact on its reported net income. Franchise contributions to the Company's advertising programs for fiscal 2017 and 2016 were $12.7 million and $12.1 million, respectively.
Additionally, certain other franchise expenses have been recorded net of the related fees received from franchisees. Under ASU 2014-09, the Company will include these revenues and expenditures on a gross basis within the consolidated statements of comprehensive income. While this change will materially impact the gross amount of reported franchise revenue and related expenses on the consolidated statements of comprehensive income, the impact will be an offsetting increase to both revenue and expense such that there will not be a significant, if any, impact on operating income and net income. Other franchise fees received from franchisees for fiscal 2017 and 2016 were $0.8 million and $0.8 million, respectively.
3. Business Combination
On June 30, 2015, the Company and DTH completed the Business Combination pursuant to the Merger Agreement under which the Company’s wholly-owned subsidiary, Levy Merger Sub, merged with and into DTH, with DTH surviving the merger as a wholly-owned subsidiary of the Company.
Concurrent with the execution of the Merger Agreement, Levy Epic Acquisition Company, LLC (“Levy Newco”), Levy Epic Acquisition Company II, LLC (“Levy Newco II” and with Levy Newco, the “Levy Newco Parties”), DTH and the DTH stockholders entered into a stock purchase agreement (the “Stock Purchase Agreement”). Pursuant to the Stock Purchase Agreement, the Levy Newco Parties agreed to purchase 2,348,968 shares of DTH common stock from DTH for $91.2 million in cash, and to purchase 740,564 shares of DTH common stock directly from existing DTH shareholders for $28.8 million in cash (the “Initial Investment”). As a result of this Initial Investment, an aggregate of 3,089,532 shares of DTH common stock was purchased by the Levy Newco Parties for total cash consideration of $120.0 million. Concurrent with the consummation of the Initial Investment, DTH increased its borrowing capacity under its existing term loan credit facility by $25.1 million. Proceeds from the increased borrowings under the term loan, a $10.0 million revolver borrowing and the $91.2 million received by DTH from the sale of DTH common stock to the Levy Newco Parties was used to fully repay the outstanding balance of DTH’s subordinated notes (see Note 8), and pay approximately $15.7 million of transaction costs, which included $7.5 million of employee withholding taxes resulting from the acceleration of outstanding stock options and restricted stock units due to the change in control triggered by the Initial Investment. Employee equity redemptions were exchanged for such withholding taxes. The transactions described in this paragraph are hereafter collectively referred to as “Step 1.”

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
For the fifty-three weeks ended January 3, 2017 (Successor), the Company recorded approximately $0.7 million of transaction-related expenses, of which $0.1 million related to the Business Combination. During the fifty-three weeks ended January 3,

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

2017 (Successor), the Company was able to recover legal defense costs related to a purported class action and derivative complaint (See Note 17 for further discussion) of $0.5 million from its insurance company related to costs previously expensed. For the twenty-six weeks ended December 29, 2015 (Successor) and the twenty-six weeks ended June 30, 2015 (Predecessor), the Company incurred approximately $12.3 million and $7.3 million, respectively, of transaction expenses directly related to Step 1 and Step 2 of the Business Combination. Also included in transaction-related costs on the consolidated statements of comprehensive income for the twenty-six weeks ended December 29, 2015 (Successor) was $0.7 million of costs related to the secondary offering as described in Note 13.
LAC incurred $4.5 million of transaction-related expenses not reported with DTH’s Predecessor consolidated statements of comprehensive income that were directly related to the Business Combination for the twenty-six weeks ended June 30, 2015 (Predecessor). Transaction-related expenses, which were $2.9 million through the second fiscal quarter ended June 16, 2015 and $0.5 million for the fiscal year 2014, were reported by LAC in prior 10-Q and 10-K filings which are also not reported with DTH’s Predecessor consolidated statements of comprehensive income (loss). Cash outflows of $4.3 million related to transaction-related expenses previously expensed by LAC are reported as a cash outflows for operating activities for the twenty-six weeks ended December 29, 2015 (Successor). In addition, in connection with the Business Combination, the Company paid deferred underwriter compensation of $5.3 million in connection with the Company’s initial public offering in November 2013 as well as repaid working capital loans of $0.5 million to the Company’s sponsor, Levy Acquisition Sponsor LLC, both of which were accrued on LAC’s balance sheet at June 16, 2015, and not included with DTH’s Predecessor consolidated balance sheet. Both of these payments are included as cash outflows for financing activities for the twenty-six weeks ended December 29, 2015 (Successor).
4. Restaurant Closure and Other Related Charges
At January 2, 2018 (Successor) and January 3, 2017 (Successor), the restaurant closure liability is $2.8 million and $3.1 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
During the fifty-two weeks ended January 2, 2018 (Successor), the Company closed one restaurant with a remaining lease obligation and accrued a lease termination fee, which was paid subsequent to fiscal year end 2017. The following table presents other restaurant closure liability activity for each period related to current year and prior year restaurant closures and sublease income shortfalls (in thousands):

	Successor			Predecessor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015	26 Weeks Ended June 30, 2015
Closure liability at beginning of period	$1,365	$1,023	$1,037	$1,143
Adjustments to estimate based on current activity	22	439	129	54
Charges related to current period activity	46	—	—	—
Charges for accretion in current period	97	80	41	40
Cash payments	(317)	(177)	(184)	(200)
Closure liability at end of period	$1,213	$1,365	$1,023	$1,037
The current portion of the restaurant closure liability is $0.5 million at January 2, 2018 (Successor) and $0.3 million at January 3, 2017 (Successor) and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.7 million and $1.1 million at January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants as previously announced. No discontinued operations treatment was required for any of these closures. During the twenty-six weeks ended December 29, 2015 (Successor), the Company recorded restaurant closure and other related charges of $4.5 million, offset by $2.7 million related to the re-characterization and reclassification of lease related liabilities, for a net charge of $1.8 million, which is included in restaurant closure charges, net on the consolidated statements of comprehensive income (loss). The charges include (1) the present value of the future lease obligations, net of estimated sublease income, (2) a lease termination payment, (3) brokerage commission, (4) post closure rent, utilities, property tax and common area maintenance charges, (5) unused food and paper that could not be redeployed, (6) Worker Adjustment and Retraining Notification ("WARN") act and stay bonus payments to terminated employees, and (7) other direct costs associated with the closures. During the fifty-two weeks ended January 2, 2018 (Successor), the Company recorded accretion expense related to the closures, direct expense of $0.1 million related to the closures and net adjustments to the estimate for one closed restaurant.
A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	One-time employee termination benefits	Contract termination costs	Other associated costs	Total
Balance at June 30, 2015 (Predecessor)	$—	$—	$—	$—
Charges for accretion and other in current period	168	$1,289	$388	$1,845
Cash payments	(168)	$(324)	$(225)	$(717)
Reclassification of lease related liabilities	—	$2,672	$—	$2,672
Balance at December 29, 2015 (Successor)	—	3,637	163	3,800
Charges for accretion in current period	—	133	—	133
Cash payments	—	(1,444)	(163)	(1,607)
Adjustment to estimates based on current activity	—	(553)	—	(553)
Balance at January 3, 2017 (Successor)	—	1,773	—	1,773
Charges for accretion in current period	—	70	—	70
Cash payments	—	(376)	—	(376)
Adjustment to estimates based on current activity	—	144	—	144
Balance at January 2, 2018 (Successor)	$—	$1,611	$—	$1,611
The current portion of the restaurant closure liability is $0.3 million and $0.6 million at January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.3 million and $1.2 million at January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

5. Property and Equipment, Net
Property and equipment, net at January 2, 2018 (Successor) and January 3, 2017 (Successor) consisted of the following (in thousands):

	Successor
	January 2, 2018	January 3, 2017
Land	$9,800	$13,919
Buildings	2,325	3,391
Restaurant and other equipment	74,075	58,699
Leasehold improvements	100,192	78,739
Buildings under capital leases	4,625	5,433
Restaurant property leased to others	3,090	—
Construction-in-progress	11,905	8,703
	206,012	168,884
Less: Accumulated depreciation	(49,888)	(30,564)
Property and Equipment, Net	$156,124	$138,320

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

6. Summary of Refranchising and Franchise Acquisitions
Refranchising
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells the restaurants' inventory and equipment and retains ownership of the leasehold interest on the real estate of the lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents and the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the franchise fees when earned. Future royalty income is also recognized in revenue as earned.
The Company sold five company-operated restaurants to franchisees during the fifty-two weeks ended January 2, 2018 (Successor). There were no company-operated restaurants sold during the fifty-three weeks ended January 3, 2017 (Successor), the twenty-six weeks ended December 29, 2015 (Successor) or the twenty-six weeks ended June 30, 2015 (Predecessor). The following table provides detail of the related gain recognized during the fifty-two weeks ended January 2, 2018 (Successor) (dollars in thousands):

Successor
52 Weeks Ended January 2, 2018
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
Franchise Acquisitions
The Company acquired one franchise-operated restaurant during the fifty-two weeks ended January 2, 2018 (Successor) and six franchise-operated restaurants during the fifty-three weeks ended January 3, 2017 (Successor). The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. There were no franchise acquisitions during the twenty-six weeks ended December 29, 2015 (Successor) or the twenty-six weeks ended June 30, 2015 (Predecessor). The following table provides detail of the combined acquisitions for the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	Successor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Franchise-operated restaurants acquired from franchisees	1	6

Goodwill	$860	$969
Property and equipment	360	821
Land and building	—	2,127
Unfavorable lease liability	(85)	—
Liabilities assumed	(7)	(26)
Total Consideration	$1,128	$3,891
Total consideration for the franchise-operated restaurants excluding the land and building acquired from a franchisee was $1.8 million during the fifty-three weeks ended January 3, 2017 (Successor).
7. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fifty-two weeks ended January 2, 2018 (Successor) are as follows (in thousands):

Goodwill
Balance as of January 3, 2017 (Successor)	$320,025
Sale of company-operated restaurants	(247)
Acquisition of franchise-operated restaurants	860
Balance as of January 2, 2018 (Successor)	$320,638

The increase in goodwill was due to an adjustment of $0.9 million related to the acquisition of one franchise-operated restaurant offset by $(0.2) million related to the sale of five company-operated restaurants to franchisees during the fifty-two weeks ended January 2, 2018 (Successor), as described in more detail in Note 6.
The carrying value of trademarks was $220.3 million at both January 2, 2018 (Successor) and January 3, 2017 (Successor).
The Company’s other intangible assets at January 2, 2018 (Successor) and January 3, 2017 (Successor) consisted of the following (in thousands):

	Successor
	January 2, 2018			January 3, 2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$13,744	$(4,442)	$9,302	$14,176	$(2,996)	$11,180
Franchise rights	15,284	(3,282)	12,002	15,489	(2,038)	13,451
Reacquired franchise rights	243	(49)	194	161	(10)	151
Total amortized other intangible assets	$29,271	$(7,773)	$21,498	$29,826	$(5,044)	$24,782

During the fifty-two weeks ended January 2, 2018 (Successor), $0.1 million of franchise rights associated with five franchise locations were fully amortized and the Company reclassified $0.1 million of franchise rights as reacquired franchise rights from the acquisition of one franchise location. During the fifty-three weeks ended January 3, 2017 (Successor), the Company wrote-

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

off $0.2 million of franchise rights associated with the closure of four franchise locations and reclassified $0.2 million of franchise rights as reacquired franchise rights from the acquisition of six franchise locations.
Favorable lease assets are related to below-market leasing arrangements. Favorable lease assets are amortized on a lease-by-lease basis using the straight-line method over the remaining lease terms of the underlying leases. Franchise rights are amortized using the straight-line method over the remaining life of the franchise agreements or 40 years, whichever is less. The weighted-average amortization periods as of January 2, 2018 (Successor) for favorable lease assets and franchise rights equaled 7.3 years and 13.0 years, respectively.
Amortization expense for amortizable intangible assets totaled $3.3 million, $3.6 million, $1.7 million and $1.0 million for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor), respectively, and includes amortization of favorable lease assets of $1.9 million, $2.0 million, $1.0 million and $0.3 million for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor), respectively, and amortization of franchise rights of $1.3 million, $1.6 million, $0.7 million and $0.7 million for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor), respectively. The estimated future amortization for favorable lease assets and franchise rights for the next five fiscal years is as follows (in thousands):

	Favorable Lease Assets	Franchise Rights
2018	$1,722	$1,293
2019	1,447	1,255
2020	1,171	1,186
2021	1,005	1,074
2022	922	973
8. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s debt, obligations under capital leases and deemed landlord financing liabilities at January 2, 2018 (Successor) and January 3, 2017 (Successor) consisted of the following (in thousands):

	Successor
	January 2, 2018	January 3, 2017
2015 Senior Credit Facility, net of debt discount of $747 and $1,035 and deferred financing costs of $252 and $349 at January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively	$152,001	$157,616
Total outstanding indebtedness	152,001	157,616
Obligations under capital leases and deemed landlord financing liabilities	20,053	17,715
Total debt, net	172,054	175,331
Less: amounts due within one year	1,415	1,588
Total amounts due after one year, net	$170,639	$173,743

At January 2, 2018 (Successor) and January 3, 2017 (Successor), the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.

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
The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of January 2, 2018 (Successor). Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
The Company capitalized lender debt discount costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing and expensed $0.1 million as debt modification costs in the consolidated statements of comprehensive income for the twenty-six weeks ended December 29, 2015 (Successor). Lender debt discount costs and deferred financing costs associated with the 2015 Senior Credit Facility are presented net of the 2015 Senior Credit Facility balance on the consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Senior Credit Facility. Amortization of deferred financing costs and debt discount related to the 2015 Senior Credit Facility totaled $0.4 million for both the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (Successor) and $0.2 million during the twenty-six weeks ended December 29, 2015 (Successor).
At January 2, 2018 (Successor), the weighted average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.32%. At January 2, 2018 (Successor), the Company had a total of $78.8 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $153.0 million of outstanding borrowings and $18.2 million of letters of credit outstanding which reduce availability under the 2015 Senior Credit Facility.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company incurred lender costs and third-party costs associated with the March 2015 Debt Refinance of $1.6 million of which $1.5 million was capitalized as lender debt discount and $0.1 million was expensed as debt modification costs in the consolidated statements of comprehensive income for the twenty-six weeks ended June 30, 2015 (Predecessor).
Lender debt discount costs and deferred financing costs associated with the 2013 Senior Credit Facility were amortized to interest expense over the term of the 2013 Term Loan using the effective interest method. Amortization of deferred financing costs including debt discount totaled $0.9 million during the twenty-six weeks ended June 30, 2015 (Predecessor).
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
Other Debt Information

Based on debt agreements and leases in place as of January 2, 2018 (Successor), future maturities of debt, obligations under capital leases and deemed landlord financing liabilities were as follows (in thousands):

2018	$1,415
2019	988
2020	153,847
2021	804
2022	791
Thereafter	15,208
Total maturities	173,053
Less: debt discount and deferred financing costs	(999)
Total debt, net	$172,054
9. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through January 2, 2018 (Successor), the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

2016 Interest Rate Cap Agreement (Successor)
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the fifty-two weeks ended January 2, 2018 (Successor).
During the fifty-two weeks ended January 2, 2018 (Successor), the Company reclassified $4,000 of interest expense related to hedges of these transactions into earnings. As of January 2, 2018 (Successor), the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at January 2, 2018 (Successor) remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 27 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $60,000 is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through January 2, 2018 (Successor) was included in accumulated other comprehensive income.
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
As of January 2, 2018 (Successor) and January 3, 2017 (Successor), the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.3 million at January 2, 2018 (Successor) and $0.6 million at January 3, 2017 (Successor) and is included in other assets in the Company’s consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	Successor
	January 2, 2018		January 3, 2017
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility	$152,001	$152,001	$157,616	$157,616
The Company’s assets and liabilities measured at fair value on a recurring basis as of January 2, 2018 (Successor) and January 3, 2017 (Successor) were as follows (in thousands):

	January 2, 2018	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$332	$—	$332	$—
Total assets measured at fair value	$332	$—	$332	$—

	January 3, 2017	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$598	$—	$598	$—
Total assets measured at fair value	$598	$—	$598	$—
11. Other Accrued Liabilities and Other Non-Current Liabilities
A summary of other accrued liabilities follows (in thousands):

	Successor
	January 2, 2018	January 3, 2017
Employee compensation and related items	$12,945	$13,783
Accrued insurance	7,232	8,192
Accrued sales tax	3,987	3,916
Accrued real property tax	1,331	1,274
Restaurant closure liability	794	875
Accrued advertising	728	1,657
Other	8,240	6,956
	$35,257	$36,653

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of other non-current liabilities follows (in thousands):

	Successor
	January 2, 2018	January 3, 2017
Unfavorable lease liabilities	$14,469	$17,072
Insurance reserves	5,965	4,269
Deferred rent liability	2,972	1,676
Restaurant closure liabilities	2,030	2,263
Deferred development and initial franchise fees	1,335	1,385
Deferred gift card income	1,234	1,182
Unearned trade discount, non-current	1,149	1,596
Other	2,277	697
	$31,431	$30,140
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
2015 Omnibus Incentive Plan
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the 2015 Plan, there are 3,300,000 shares of common stock reserved and authorized. At January 2, 2018, there were 1,361,986 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense (Successor)
The total compensation expense related to the 2015 Plan was $4.9 million for the fifty-two weeks ended January 2, 2018 (Successor), $4.1 million for the fifty-three weeks ended January 3, 2017 (Successor) and $1.5 million during the twenty-six weeks ended December 29, 2015 (Successor).
Restricted Stock Awards (Successor)
During the fifty-two weeks ended January 2, 2018 (Successor), 534,690 shares of restricted stock were granted to certain directors, officers and employees of the Company under the 2015 Plan. These restricted stock awards vest on a straight-line basis in equal annual installments over four years from the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of outstanding and unvested restricted stock activity as of January 2, 2018 (Successor) and changes during the period from January 3, 2017 (Successor) through January 2, 2018 (Successor) are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 3, 2017 (Successor)	1,133,822	$10.40
Granted	534,690	13.64
Vested	(397,727)	10.60
Forfeited	(181,875)	10.34
Nonvested at January 2, 2018 (Successor)	1,088,910	$11.92

During the fifty-two weeks ended January 2, 2018 (Successor), the Company made payments of $1.9 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 140,209 shares withheld. As of January 2, 2018 (Successor), there was $8.5 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted average grant date fair value of restricted stock awards granted was $13.64, $9.30 and $11.16 during the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor) and twenty-six weeks ended December 29, 2015 (Successor), respectively. The total fair value of awards that became fully vested during the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor) and twenty-six weeks ended December 29, 2015 (Successor) was $5.4 million, $2.4 million and zero, respectively.
Stock Options
During the fifty-two weeks ended January 2, 2018 (Successor), 132,000 stock options were granted to certain employees of the Company under the 2015 Plan. The stock options vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of stock option activity as of January 2, 2018 (Successor) and changes during the period from January 3, 2017 (Successor) through January 2, 2018 (Successor) are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 3, 2017 (Successor)	334,500	$9.94	6.1	$1,464
Granted	132,000	13.74
Exercised	(9,750)	10.13
Forfeited / Expired	(39,750)	10.98
Options outstanding at January 2, 2018 (Successor)	417,000	$11.04	5.5	$641
Options exercisable at January 2, 2018 (Successor)	121,498	$10.12	4.8	$242
Options exercisable and expected to vest at January 2, 2018 (Successor)	393,747	$11.00	5.4	$614
The aggregated intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 2, 2018 (Successor) and January 3, 2017 (Successor), respectively.
The following table reflects the weighted-average assumptions used in the Black-Scholes option-pricing model to value the stock options granted in the fifty-two weeks ended January 2, 2018 (Successor), the fifty-three weeks ended January 3, 2017 (Successor) and the twenty-six weeks ended December 29, 2015 (Successor):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	Successor
	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017	26 Weeks Ended December 29, 2015
Expected volatility	36.09%	37.64%	38.01%
Risk-free rate of return	1.86%	1.12%	1.84%
Expected life (in years)	4.75	5.50	5.50
Dividend yield	—	—	—
Fair value per share at date of grant	$4.63	$3.31	$3.93
Since the Company does not have a substantial history of traded common stock activity, expected volatility was based on historical data from selected peer public company restaurants. The risk-free rate is based on published U.S. Treasury rates in effect at the time of grant with a similar duration of the expected life of the options. The expected life of options granted is derived from the average of the contractual term of the option and the vesting periods. The Company has not paid any dividends to date, therefore, the Company used an expected dividend yield of zero for option valuation purposes.
As of January 2, 2018 (Successor), there was $0.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average remaining period of 2.6 years. The total intrinsic value of stock options exercised was $25,000, $2,000 and zero during the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor) and twenty-six weeks ended December 29, 2015 (Successor), respectively.
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
No RSUs or stock options remained outstanding under the Predecessor plan after March 20, 2015 or as of January 2, 2018. DTH recorded stock-based compensation expense of $0.5 million, which included all remaining unrecognized compensation expense related to the accelerated vesting on RSUs and stock options on March 20, 2015, for the twenty-six weeks ended June 30, 2015 (Predecessor).
A summary of RSUs activity as of June 30, 2015 (Predecessor) and changes during the period from December 30, 2014 to June 30, 2015 (Predecessor) are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 30, 2014 (Predecessor)	94,100	25.00
Granted	—	—
Vested	(94,100)	25.00
Forfeited	—	—
Nonvested at June 30, 2015 (Predecessor)	—	$—

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity as of June 30, 2015 (Predecessor) and changes during the period from December 30, 2014 to June 30, 2015 (Predecessor) are as follows:

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
13. Shareholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of January 2, 2018 (Successor), there were 38,434,274 shares of common stock issued and outstanding and warrants to purchase 5,999,934 shares of the Company’s common stock outstanding at a strike price of $11.50. Originally, 12,250,000 warrants were issued in the Company’s initial public offering and in a private sale not involving a public offering (“Private Placement Warrants”), both in November 2013. An additional 389,623 Private Placement Warrants were issued in June 2015 to Levy Acquisition Sponsor LLC (the “Sponsor”), the Company’s sponsor, to satisfy outstanding working capital loans owed to the Sponsor by the Company. All the warrants became exercisable on July 30, 2015, 30 days after the completion of the Business Combination.
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
The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of January 2, 2018 (Successor), there were no preferred shares issued or outstanding.
As described in Note 3, on March 20, 2015, the Levy Newco Parties made a $120 million minority equity investment in DTH in connection with a stock purchase agreement dated March 12, 2015. Proceeds of $91.2 million from Step 1 of the Business Combination were used to purchase 2,348,968 shares of DTH common stock.
Also on March 20, 2015, warrants to purchase 597,802 shares of DTH common stock held by a former large shareholder of DTH were exercised at a strike price of $25.00 per share based on a fair value of $8.3 million determined from Step 1 of the Business Combination. The former large shareholder redeemed 384,777 DTH shares upon exercise as payment for the strike price resulting in 213,025 shares of DTH common stock issued. The Company recorded a mark-to-market adjustment of $35,000 to reduce the warrant liability during the twenty-six weeks ended June 30, 2015 (Predecessor) and then reclassified the balance of the warrant liability of $8.3 million to shareholders’ equity on March 20, 2015.
In October 2015, the Company launched a secondary offering of 3,372,016 shares of its common stock held by entities affiliated with Goldman Sachs Mezzanine Partners, Leonard Green & Partners and Charlesbank Capital Partners (the “Selling

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Stockholders”). The underwriters exercised an option to purchase an additional 505,802 shares of common stock held by the Selling Stockholders. The Company did not sell any shares in this offering and did not receive any proceeds from the sale of the shares of common stock offered by the Selling Stockholders. In connection with the offering, the Company incurred costs of $0.7 million, included in transaction-related costs on the consolidated statements of comprehensive income, during the twenty-six weeks ended December 29, 2015 (Successor).
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended January 2, 2018 (Successor), the Company repurchased (1) 986,497 shares of common stock for an average price per share of $12.41 for an aggregate cost of approximately $12.3 million, including incremental direct costs to acquire the shares, and (2) 424,439  warrants for an average price per warrant of $3.72 for an aggregate cost of approximately $1.6 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and warrants and therefore has accounted for them as constructively retired as of January 2, 2018 (Successor). As of January 2, 2018 (Successor), there was approximately $20.9 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.

Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018 (Successor), 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
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
14. Earnings per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders for the Successor period and DTH’s common shareholders for the Predecessor period by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock, common stock options and restricted stock units.
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Numerator:
Net income	$49,871	$20,913	$2,653	$2,104
Denominator:
Weighted-average shares outstanding - basic	38,689,508	38,725,541	38,802,425	5,492,417
Dilutive effect of restricted shares and RSUs	417,371	263,003	744	13,972
Dilutive effect of stock options	28,931	—	—	93,634
Dilutive effect of warrants	814,097	286,105	1,446,824	10,836
Weighted-average shares outstanding - diluted	39,949,907	39,274,649	40,249,993	5,610,859
Net income per share - basic	$1.29	$0.54	$0.07	$0.38
Net income per share - diluted	$1.25	$0.53	$0.07	$0.37
Antidilutive options, unvested restricted stock awards, unvested RSUs and warrants excluded from the computations	69,722	8,343,842	5,365	—
Antidilutive stock options and unvested stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares.
15. Income Taxes
The component of the provision for income taxes are as follows (in thousands):

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Current:
Federal	$5,884	$4,204	$—	$110
State	886	270	24	79
	6,770	4,474	24	189
Deferred:
Federal	(24,636)	7,145	(90)	15
State	2,042	3,710	178	536
	(22,594)	10,855	88	551
Income tax (benefit) provision	$(15,824)	$15,329	$112	$740
On December 22, 2017, the Tax Cuts and Jobs Act, (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, for tax years beginning after December 31, 2017.
The SEC staff issued Staff Accounting Bulletin 118, ("SAB 118") which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balance was a tax benefit of approximately $29.1 million based on currently available information and interpretations, which are continuing to evolve. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of January 2, 2018 (Successor), and the Company will continue to refine such amounts within the measurement period provided by SAB 118. The Company expects to complete its analysis no later than the fourth quarter of 2018.
The effective tax rates for the fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor) were (46.5)%, 42.3%, 4.1% and 26.0%, respectively. The difference between the effective rates and the statutory federal income tax rate is composed of the following items (dollars in thousands):

	Successor						Predecessor
	52 Weeks Ended		53 Weeks Ended		26 Weeks Ended		26 Weeks Ended
	January 2, 2018		January 3, 2017		December 29, 2015		June 30, 2015
Federal income taxes	$11,916	35.0%	$12,685	35.0%	$968	35.0%	$995	35.0%
State and local income taxes, net of federal tax benefit	1,688	5.0%	1,882	5.2%	280	10.1%	435	15.3%
Targeted job credits	(420)	(1.2)%	(448)	(1.2)%	(512)	(18.5)%	(34)	(1.2)%
Warrant liability	—	—%	—	—%	—	—%	(12)	(0.4)%
Investment in subsidiary	—	—%	570	1.6%	83	3.0%	383	13.5%
Change in valuation allowance	—	—%	—	—%	(1,927)	(69.7)%	(2,805)	(98.6)%
Tax reform	(29,111)	(85.5)%	—	—%	—	—%	—	—%
Transaction costs	—	—%	227	0.6%	1,194	43.2%	2,255	79.3%
Permanent tax differences and other	103	0.2%	413	1.1%	26	1.0%	(477)	(16.9)%
Income tax (benefit) provision	$(15,824)	(46.5)%	$15,329	42.3%	$112	4.1%	$740	26.0%

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	Successor
	January 2, 2018	January 3, 2017
Deferred tax assets:
Deferred rent	$741	$630
Accrued insurance	3,332	4,699
Reserve for restructuring and closed restaurants	763	1,252
Net operating loss carryforwards and tax credits	485	988
Deferred income	1,069	1,801
Stock-based compensation	767	919
Accrued compensation	472	2,897
Other, net	355	650
Deferred tax assets	7,984	13,836
Less valuation allowance	—	—
Net deferred tax assets	7,984	13,836
Deferred tax liabilities:
Property, equipment and intangibles	(67,696)	(96,929)
Investment in subsidiary	(7,420)	(6,045)
Prepaid expenses	(1,442)	(2,135)
Deferred tax liabilities	(76,558)	(105,109)
Net deferred tax liabilities	$(68,574)	$(91,273)
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
The Company did not have any federal or state net operating loss carryforwards as of January 2, 2018 (Successor). The Company had no federal tax credit carryfowards as of January 2, 2018 (Successor). State tax credit carryforwards as of January 2, 2018 (Successor) totaled $0.6 million and begin to expire in 2024.
As of January 2, 2018 (Successor) and January 3, 2017 (Successor), the Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that the Company's deferred tax assets will be realized and no valuation allowance is required.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

As of January 2, 2018 (Successor) and January 3, 2017 (Successor), the liability for unrecognized tax positions was $0.2 million, and is included in other non-current liabilities in the consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of January 2, 2018 (Successor), the Company did not have any accrued interest and penalties related to uncertain tax positions. The Company does not expect any significant increases or decreases within the next twelve months to its unrecognized tax positions. The total amount of net unrecognized tax positions that would impact the Company's effective tax rate, if ever recognized, is $0.2 million.
The following table summarizes the changes to unrecognized tax positions (in thousands):

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Balance at beginning of period	$212	$212	$212	$—
Increases (decreases) related to prior year tax positions	—	—	—	—
Increases (decreases) related to current year tax positions	—	—	—	212
Expiration of the statute of limitations for the assessment of taxes	—	—	—	—
Settlements	—	—	—	—
Balance at end of period	$212	$212	$212	$212
The Company is subject to U.S. and state income taxes. The Company is no longer subject to federal and state income tax examinations for years before 2014 and 2013, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss and tax credit carry forward amounts.
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
16. Leases
As of January 2, 2018 (Successor) and January 3, 2017 (Successor), deferred rent liability was $17.4 million and $18.7 million, respectively, which includes unfavorable lease liabilities of $14.5 million and $17.1 million, respectively, net of accumulated amortization of $6.1 million and $3.9 million, respectively.
Franchise sublease income which includes minimum rent, percentage rent, real estate taxes and common area maintenance are classified separately under franchise sublease income on the consolidated statements of comprehensive income. Franchise sublease expenses which include minimum rent, percentage rent, real estate taxes and common area maintenance are classified separately under occupancy and other – franchise subleases on the consolidated statements of comprehensive income. Total franchise sublease income and franchise sublease expense for the Company comprise the following (in thousands):

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Sublease rent income	$(2,844)	$(2,343)	$(1,183)	$(1,183)
Sublease rent expense	2,608	2,207	1,140	1,109

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Sublease rent income includes contingent rentals based on sales totaling $0.1 million during both the fifty-two weeks ended January 2, 2018 (Successor) and the fifty-three weeks ended January 3, 2017 (Successor) and $0.3 million during both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor).
Total rent expense for the Company for all non-cancelable operating leases comprise the following (in thousands):

	Successor			Predecessor
	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended
	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Minimum rental expense	$27,372	$26,465	$12,384	$12,405
Favorable and unfavorable lease assets and liabilities amortization, net	(809)	(607)	(364)	3
Straight-line rent expense	826	781	518	277
Contingent rent expense	685	805	2,033	2,063
	$28,074	$27,444	$14,571	$14,748
As of January 2, 2018 (Successor), the Company is obligated under various capital leases having interest rates that average approximately 8%.
Minimum rental commitments and sublease minimum rental receipts as of January 2, 2018 (Successor), under capital and operating leases having an initial non-cancelable term of one year or more are shown in the following table (in thousands):

	Rental Payments		Rental Receipts
	Capital Lease and Deemed Landlord Financing Liabilities	Operating Leases	Operating Subleases	Net Lease Commitments
2018	$3,600	$31,763	$(2,763)	$32,600
2019	3,102	29,471	(2,794)	29,779
2020	2,858	27,558	(2,644)	27,772
2021	2,727	26,082	(2,619)	26,190
2022	2,597	24,052	(2,604)	24,045
Thereafter	28,808	147,544	(20,188)	156,164
Total minimum lease payments	$43,692	$286,470	$(33,612)	$296,550
Imputed interest	(23,639)
Present value of payments	$20,053
The Company has subleased 31 properties to other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $33.6 million as of January 2, 2018 (Successor).
The amounts in operating lease and operating subleases in the table above include amounts for restaurant operating leases related to 11 of the 12 restaurants closed in the fourth fiscal quarter of 2015 (one such lease was terminated) and related subleases both of which have been included in our restaurant closure liability on our consolidated balance sheets as of January 2, 2018 (Successor) on a present value basis.
During Fiscal 2017, the Company entered into two sale leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

proceeds from the transactions totaled approximately $9.9 million. Under one of the arrangements, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. Under the other arrangement, the Company sold the land and building of a recently constructed restaurant and leased it back for a term of 20 years. The sale of these properties resulted in a loss of $0.3 million which is included in loss on disposal of assets, net in the consolidated statements of comprehensive income.
During Fiscal 2016, the Company entered into two sale-leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the properties during the lease terms. The leases have been accounted for as operating leases. The net proceeds from these transactions were $3.4 million. Under one of the arrangements, the Company sold the land and building of an existing restaurant and leased it back for a term of one year with the option to terminate with 60 days notice. Under the other arrangement, the Company sold the land and building of an acquired franchise-operated restaurant (see Note 6) and leased it back for a term of 20 years. The sale of these properties resulted in an immaterial loss which is included in loss on disposal of assets, net in the consolidated statements of comprehensive income.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of January 2, 2018 (Successor), are approximately $70.4 million. The Company has excluded agreements that are cancelable without penalty.
Severance and Executive Employment Agreements
The Company has Severance Agreements and Executive Employment Agreements with certain key officers of the Company, which provide for payment of one year base salary and bonus incentive plan payments, in the event that the officers are terminated without cause. As of January 2, 2018 (Successor) and January 3, 2017 (Successor) the Company’s total contingent liability with respect to the aforementioned agreements is $2.6 million and $3.5 million, respectively, which was not recorded in the consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
The Company has a directors and officers liability insurance policy to cover legal defense costs, judgments and settlements stemming from covered claims, subject to an insurance deductible of $0.25 million per claim. The Company's insurance company has acknowledged coverage for claims asserted in the Complaint against covered persons, subject to a reservation of rights. As of December 29, 2015 (Successor), the Company had an insurance receivable of $0.3 million for legal defense costs it paid in excess of the deductible. The reimbursement from the insurance company was received in January 2016. During the fifty-three weeks ended January 3, 2017 (Successor), and the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), the Company incurred $0.3 million, $0.1 million and $0.7 million, respectively, in legal defense fees for which the Company received reimbursement of $0.8 million from the insurance company which includes payment of the $0.3 million insurance receivable at December 29, 2015 (Successor). The legal defense fees incurred are reported in transaction-related costs on the accompanying consolidated statements of comprehensive income.
In July 2013, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has failed to pay overtime wages and has not appropriately provided meal breaks to its California general managers. On March 4, 2016, the Court denied class certification on the overtime and meal period claims. At that time, the Court granted class certification on the wage statement issue only. On October 30, 2017, the Court granted Del Taco's Motion to Decertify the Wage Statement Class. Thereafter, the parties settled the matter with the former Del Taco employee on an individual basis. As a result, the case was dismissed with prejudice in its entirety.
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 2, 2018 (Successor).
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

18. Retirement Plans
The Company has a 401(k) retirement plan which covers all employees who meet certain age and minimum service hour requirements who elect to participate and provided for matching contributions totaling approximately $82,000 during the fifty-two weeks ended January 2, 2018 (Successor), $80,000 during the fifty-three weeks ended January 3, 2017 (Successor) and $40,000 during both the twenty-six weeks ended December 29, 2015 (Successor) and June 30, 2015 (Predecessor), respectively.
19. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (amounts in thousands except share and per share data):

	Successor
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2017	January 2, 2018	September 12, 2017	June 20, 2017	March 28, 2017
Total revenue	$146,542	$110,988	$108,581	$105,345
Income from operations	12,825	9,533	10,276	8,613
Net income	35,202	5,101	5,330	4,238
Earnings per share:
Basic	$0.91	$0.13	$0.14	$0.11
Diluted	$0.89	$0.13	$0.13	$0.10

	Successor
	17 Weeks Ended	12 Weeks Ended
Fiscal Year 2016	January 3, 2017	September 6, 2016		June 14, 2016		March 22, 2016
Total revenue	$150,235	$104,419		$100,026		$97,403
Income from operations	15,927	10,927		9,706		6,740
Net income	8,039	4,949	(1)	4,864	(2)	3,061	(3)
Earnings per share:
Basic	$0.21	$0.13		$0.13		$0.08
Diluted	$0.20	$0.13		$0.13		$0.08
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
Management has assessed the effectiveness of our internal control over financial reporting as of January 2, 2018. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework scope of the Controls Evaluation (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of January 2, 2018, our internal control over financial reporting was effective based on these criteria.
This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm, because as an "emerging growth company" under the JOBS Act our independent registered public accounting firm is not required to issue such an attestation report.
(b) Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.” pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2018 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2018 Annual Meeting of Stockholders, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2018 Proxy Statement, and is incorporated herein by reference.
Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2018 Annual Meeting and Nominations of Directors” in the 2018 Proxy Statement, and is incorporated herein by reference.
The Company has adopted a Code of Ethics that applies to all of our employees. These documents, along with charters of our Audit, Compensation, and Corporate Governance and Nominating Committees, are posted on the Company’s website at www.investor.deltaco.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.
ITEM 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation”, “Corporate Governance” and in the Director Compensation Table and its accompanying narrative in the 2018 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:	1,505,910	$11.04	1,361,986
Equity Compensation Plans Not Approved by Securities Holders	None	N/A	None
Total	1,505,910	$11.04	1,361,986
(1) The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

Other information required to be furnished pursuant to this will be set forth under the caption “Stock Ownership” in the 2018 Proxy Statement, and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transaction and Director Independence
The information required to be furnished pursuant to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the 2018 Proxy Statement, and is incorporated herein by reference.
ITEM 14.     Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2018 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

1. All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2. Financial statement schedules
Schedule II. Valuation and Qualifying Accounts - Fifty-two weeks ended January 2, 2018 (Successor), fifty-three weeks ended January 3, 2017 (Successor), twenty-six weeks ended December 29, 2015 (Successor) and twenty-six weeks ended June 30, 2015 (Predecessor).
All other schedules are omitted as the required information is inapplicable, or the information required is included in the consolidated financial statements or the notes thereto.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

Del Taco Restaurants, Inc.
Schedule II - Valuation and Qualifying Accounts
Valuation Allowance for Deferred Tax Assets
(in thousands)

			Additions
Description	Balance at beginning of period		Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Fifty-Two Weeks Ended January 2, 2018 (Successor)	$—		$—	$—	$—	$—

Fifty-Three Weeks Ended January 3, 2017 (Successor)	—		—	—	—	—

Twenty-Six Weeks Ended December 29, 2015 (Successor)	1,926	(A)	—	—	(1,926)	$—

Twenty-Six Weeks Ended June 30, 2015 (Predecessor)	20,217		—	—	(2,819)	$17,398	(B)

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

DEL TACO RESTAURANTS, INC.

Date: March 14, 2018

/s/ John D. Cappasola, Jr.
John D. Cappasola, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2018.

Signature	Title

/s/ JOHN D. CAPPASOLA, JR.	President and Chief Executive Officer, Director
(John D. Cappasola, Jr.)	(principal executive officer)

/s/ STEVEN L. BRAKE	Executive Vice President and Chief Financial Officer
(Steven L. Brake)	(principal financial and accounting officer)

/s/ EILEEN A. APTMAN	Director
(Eileen A. Aptman)

/s/ ARI B. LEVY	Director
(Ari B. Levy)

/s/ LAWRENCE F. LEVY	Director
(Lawrence F. Levy)

/s/ R.J. MELMAN	Director
(R.J. Melman)

/s/ JOSEPH STEIN	Director
(Joseph Stein)

/s/ PATRICK D. WALSH	Director
(Patrick D. Walsh)

EXHIBIT INDEX

Exhibit No.	Description

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

10.3*
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

10.7	Form of Development Agreement (incorporated by reference to Exhibit 10.8 to Del Taco Restaurant Inc.’s Current Report on Form 8-K (File No. 001-36197) filed with the SEC on July 2, 2015).

10.8
Private Placement Warrants Purchase Agreement, dated August 5, 2013, between the Company and Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013.)

10.9*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 8, 2016).

10.10*
Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 8, 2016).

10.11*
Severance Agreement, dated June 7, 2016, between Paul J.B. Murphy, III and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 20, 2016).

10.12*
Severance Agreement, dated June 9, 2016, between Steven L. Brake and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 20, 2016).

10.13*
Severance Agreement, dated June 17, 2016, between John D. Cappasola, Jr. and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 20, 2016).

10.14
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