Form 10-Q
period 2018-03-27
Del Taco Restaurants, Inc.
filed 2018-05-07
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2018, there were 38,452,666 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 27, 2018	January 2, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,038	$6,559
Accounts and other receivables, net	3,524	3,828
Inventories	2,739	2,712
Prepaid expenses and other current assets	3,216	6,784
Total current assets	19,517	19,883
Property and equipment, net	157,643	156,124
Goodwill	320,638	320,638
Trademarks	220,300	220,300
Intangible assets, net	20,711	21,498
Other assets, net	4,325	3,881
Total assets	$743,134	$742,324
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,040	$18,759
Other accrued liabilities	32,947	35,257
Current portion of capital lease obligations and deemed landlord financing liabilities	1,309	1,415
Total current liabilities	50,296	55,431
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	171,472	170,639
Deferred income taxes	68,644	68,574
Other non-current liabilities	32,562	31,431
Total liabilities	322,974	326,075
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,448,916 shares issued and outstanding at March 27, 2018; 38,434,274 shares issued and outstanding at January 2, 2018	4	4
Additional paid-in capital	350,543	349,334
Accumulated other comprehensive income	194	14
Retained earnings	69,419	66,897
Total shareholders’ equity	420,160	416,249
Total liabilities and shareholders’ equity	$743,134	$742,324
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Revenue:
Company restaurant sales	$105,109	$101,222
Franchise revenue	3,792	3,613
Franchise advertising contributions	2,936	—
Franchise sublease income	717	510
Total revenue	112,554	105,345
Operating expenses:
Restaurant operating expenses:
Food and paper costs	28,973	27,918
Labor and related expenses	34,818	33,221
Occupancy and other operating expenses	21,986	20,718
General and administrative	10,429	9,305
Franchise advertising expenses	2,936	—
Depreciation and amortization	5,914	5,103
Occupancy and other - franchise subleases	638	481
Pre-opening costs	442	26
Restaurant closure charges, net	(13)	9
Loss (gain) on disposal of assets, net	93	(49)
Total operating expenses	106,216	96,732
Income from operations	6,338	8,613
Other expense
Interest expense	1,910	1,543
Total other expense	1,910	1,543
Income from operations before provision for income taxes	4,428	7,070
Provision for income taxes	1,199	2,832
Net income	3,229	4,238
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	174	(88)
Reclassification of interest rate cap amortization included in net income	6	—
Total other comprehensive income (loss)	180	(88)
Comprehensive income	$3,409	$4,150
Earnings per share:
Basic	$0.08	$0.11
Diluted	$0.08	$0.10
Weighted-average shares outstanding
Basic	38,441,707	39,003,935
Diluted	39,224,070	40,375,061
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Operating activities
Net income	$3,229	$4,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,914	5,103
Amortization of favorable and unfavorable lease assets and liabilities, net	(118)	(147)
Amortization of deferred financing costs and debt discount	95	89
Stock-based compensation	1,274	1,069
Deferred income taxes	266	193
Loss (gain) on disposal of assets, net	93	(49)
Restaurant closure charges	33	43
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,017	994
Inventories	(27)	88
Prepaid expenses and other current assets	3,568	1,914
Other assets	(16)	(18)
Accounts payable	(2,609)	(402)
Other accrued liabilities	(973)	(280)
Other non-current liabilities	654	(207)
Net cash provided by operating activities	12,400	12,628
Investing activities
Purchases of property and equipment	(9,594)	(5,650)
Proceeds from disposal of property and equipment, net	573	—
Purchases of other assets	(474)	(201)
Proceeds from sale of company-operated restaurants	—	2,192
Net cash used in investing activities	(9,495)	(3,659)
Financing activities
Repurchase of common stock and warrants	(33)	(8,010)
Payment of tax withholding related to restricted stock vesting	(79)	(59)
Payments on capital leases and deemed landlord financing	(362)	(379)
Proceeds from revolving credit facility	5,000	3,000
Payments on revolving credit facility	(4,000)	(3,000)
Proceeds from exercise of stock options	48	—
Net cash provided by (used in) financing activities	574	(8,448)
Increase in cash and cash equivalents	3,479	521
Cash and cash equivalents at beginning of period	6,559	8,795
Cash and cash equivalents at end of period	$10,038	$9,316
Supplemental cash flow information:
Cash paid during the period for interest	$1,377	$1,066
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$(1,492)	$2,883
Write-offs of accounts receivables	6	—
Amortization of interest rate cap into net income, net of tax	6	—
Change in other asset for fair value of interest rate cap recorded to other comprehensive loss, net of tax	174	(88)
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At March 27, 2018, there were 315 company-operated and 251 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At March 28, 2017, there were 305 company-operated and 249 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 2, 2018 ("2017 Form 10-K").

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2018 is a fifty-two week period ending January 1, 2019. Fiscal year 2017 is the fifty-two week period ended January 2, 2018. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2018, the Company’s accompanying financial statements reflect the twelve weeks ended March 27, 2018. For fiscal year 2017, the Company’s accompanying financial statements reflect the twelve weeks ended March 28, 2017.
Effective January 3, 2018 (the first day of fiscal year 2018), the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed below in Note 2, using the modified retrospective method of transition. Current year results have been prepared in accordance with the new standards.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with certain practical expedients available. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The cumulative effect of adoption will be recorded to retained earnings in the period of adoption. Based on a preliminary assessment, the Company expects that substantially all of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities on the Company's consolidated balance sheets.  The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures. The Company will adopt ASU No. 2016-02 during the first quarter of fiscal 2019.
Recently Adopted Accounting Standards
In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The Company adopted the requirements of the new standard in the first fiscal quarter of 2018, utilizing the cumulative effect transition method. There was no material impact as a result of adopting this standard.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09, also known as FASB Accounting Standards Codification ("ASC") Topic 606 ("Topic 606") supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition ("Topic 605"). On January 3, 2018 (the first day of fiscal year 2018), the Company adopted the requirements of Topic 606, utilizing the modified retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as detailed below. Topic 606 does not materially impact the recognition of company restaurant sales or franchise royalty income from franchisees included in franchise revenue. Franchise sublease income is not within the scope of this new guidance.
Franchise Fees
The adoption of Topic 606 changed the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees, both included in franchise revenue in the consolidated statements of comprehensive income. Under Topic 605, initial franchise fees were recognized when all material obligations had been performed and conditions had been satisfied, typically when operations of a new franchise restaurant had commenced, and renewal fees were recognized when a renewal agreement became effective. Topic 606 requires franchise and renewal fees to be deferred and recognized over the term of the related franchise agreement for the respective restaurant. Franchise agreements typically have a term of 20 years. The impact of the deferral of initial franchise and renewal fees received in a given year may be offset by the recognition of revenue from fees retrospectively deferred from prior years. Upon adoption, the Company recorded approximately $0.7 million as a cumulative effect adjustment to opening retained earnings comprised of $1.0 million of deferred franchise fees included in other non-current liabilities on the consolidated balance sheet as of January 3, 2018 (the first day of fiscal year 2018) related to franchise and renewal fees previously recognized since the Business Combination on June 30, 2015, partially offset by an adjustment of $0.3 million to deferred taxes related to the $1.0 million of deferred franchise fees.
During the twelve weeks ended March 27, 2018, the Company recognized $13,000 in franchise revenue related to the amortization of the deferred franchise fees recognized at January 2, 2018 as a result of the adoption of Topic 606.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of March 27, 2018 is as follows (in thousands):

FY 2018	$47
FY 2019	60
FY 2020	60
FY 2021	59
FY 2022	59
Thereafter	702
Total Deferred Franchise Fees	$987
Advertising
The adoption of the new guidance changed the reporting of advertising contributions from franchisees and the related advertising expenses, which were not previously included in the consolidated statements of comprehensive income. Topic 606 requires these franchise advertising contributions and expenses to be reported on a gross basis in the consolidated statements of comprehensive income, which impacted our total revenues and expenses. However, the franchise advertising contributions and expenses are expected to be largely offsetting and therefore does not have a significant impact on reported net income. The current year impact to revenue for franchise advertising contributions and to expenses for franchise advertising expenses for the twelve weeks ended March 27, 2018 was an increase of $2.9 million for both as a result of applying Topic 606.
Other Revenue Transactions
Certain other franchise expenses have previously been recorded net of the related fees received from franchisees. Under Topic 606, the Company is now including these revenues and expenditures on a gross basis within the consolidated statements of comprehensive income. While this change materially impacted the gross amount of reported franchise revenue and related expenses on the consolidated statements of comprehensive income, the impact is an offsetting increase to both revenue and expense such that there is not a significant, if any, impact on operating income and net income. The current year impact to revenues for the twelve weeks ended March 27, 2018 was an increase of $0.2 million as a result of applying Topic 606, with an offsetting increase in expenses.
Comparison To Amounts if Previous Standards Had Been in Effect

The following tables reflect the impact of the adoption of Topic 606 on the Company's consolidated balance sheet as of March 27, 2018 and on the Company's consolidated statements of comprehensive income and cash flows from operating activities for the twelve weeks ended March 27, 2018 and the amounts as if Topic 605 was in effect ("Amounts Under Previous Standards") (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	12 Weeks Ended March 27, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,040	$—	$16,040
Other accrued liabilities	32,947	—	32,947
Current portion of capital lease obligations and deemed landlord financing liabilities	1,309	—	1,309
Total current liabilities	50,296	—	50,296
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	171,472	—	171,472
Deferred income taxes	68,644	260	68,904
Other non-current liabilities	32,562	(962)	31,600
Total liabilities	322,974	(702)	322,272
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid-in capital	350,543	—	350,543
Accumulated other comprehensive income	194	—	194
Retained earnings	69,419	702	70,121
Total shareholders’ equity	420,160	702	420,862
Total liabilities and shareholders’ equity	$743,134	$—	$743,134

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	12 Weeks Ended March 27, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Revenue:
Company restaurant sales	$105,109	$—	$105,109
Franchise revenue	3,792	(161)	3,631
Franchise advertising contributions	2,936	(2,936)	—
Franchise sublease income	717	—	717
Total revenue	112,554	(3,097)	109,457
Operating expenses:
Restaurant operating expenses:
Food and paper costs	28,973	—	28,973
Labor and related expenses	34,818	—	34,818
Occupancy and other operating expenses	21,986	—	21,986
General and administrative	10,429	(153)	10,276
Franchise advertising expenses	2,936	(2,936)	—
Depreciation and amortization	5,914	—	5,914
Occupancy and other - franchise subleases	638	—	638
Pre-opening costs	442	—	442
Restaurant closure charges, net	(13)	—	(13)
Loss on disposal of assets, net	93	—	93
Total operating expenses	106,216	(3,089)	103,127
Income from operations	6,338	(8)	6,330
Other expense
Interest expense	1,910	—	1,910
Total other expense	1,910	—	1,910
Income from operations before provision for income taxes	4,428	(8)	4,420
Provision for income taxes	1,199	(2)	1,197
Net income	3,229	(6)	3,223
Other comprehensive income:
Change in fair value of interest rate cap, net of tax	174	—	174
Reclassification of interest rate cap amortization included in net income	6	—	6
Total other comprehensive income	180	—	180
Comprehensive income	$3,409	$(6)	$3,403
Earnings per share:
Basic	$0.08	$—	$0.08
Diluted	$0.08	$—	$0.08

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	12 Weeks Ended March 27, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Operating activities
Net income	$3,229	$(6)	$3,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,914	—	5,914
Amortization of favorable and unfavorable lease assets and liabilities, net	(118)	—	(118)
Amortization of deferred financing costs and debt discount	95	—	95
Stock-based compensation	1,274	—	1,274
Deferred income taxes	266	(2)	264
Loss on disposal of assets, net	93	—	93
Restaurant closure charges	33	—	33
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,017	—	1,017
Inventories	(27)	—	(27)
Prepaid expenses and other current assets	3,568	—	3,568
Other assets	(16)	—	(16)
Accounts payable	(2,609)	—	(2,609)
Other accrued liabilities	(973)	—	(973)
Other non-current liabilities	654	8	662
Net cash provided by operating activities	$12,400	$—	$12,400
Summary of Significant Accounting Policies
Except for the accounting policies for revenue recognition discussed below that were updated as a result of adopting ASU No. 2014-09, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended January 2, 2018, filed with the SEC on March 15, 2018, that have had a material impact on our condensed consolidated financial statements and related notes.
Revenue Recognition
Company restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. Franchise revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the franchise agreement and renewal fees are deferred and recognized over the term of the renewal agreement. Development fees and franchise fees are also generally recognized as revenue upon the termination of the development agreement with the franchisee. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. The Company reports revenue net of sales taxes collected from customers and remitted to governmental taxing authorities. Franchise sublease income is comprised of rental income associated with properties leased or subleased to franchisees and is recognized as revenue on an accrual basis.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Advertising Costs
Franchisees pay a monthly fee to the Company typically equal to 4% of their restaurants’ net sales as contributions for advertising and promotional services that the Company provides and are included in revenue in franchise advertising contributions on the consolidated statements of comprehensive income. Company-operated restaurants contribute to the advertising fund on the same basis as franchise-operated restaurants.
Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. The portion of these costs related to company-operated restaurants, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive income. The portion of these costs related to franchise-operated restaurants for advertising are included in franchise advertising expenses on the consolidated statements of comprehensive income.
3. Restaurant Closure Charges, Net
At March 27, 2018 and January 2, 2018, the restaurant closure liability is $2.4 million and $2.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Total
Balance at January 2, 2018	$1,213
Charges for accretion in current period	17
Cash payments	(334)
Balance at March 27, 2018	$896
The current portion of the restaurant closure liability is $0.2 million at March 27, 2018 and $0.5 million at January 2, 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.7 million at both March 27, 2018 and January 2, 2018 and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twelve weeks ended March 27, 2018, the Company recorded accretion expense related to the closures, offset by $47,000 of sublease income from leases which are treated as deemed landlord financing. A summary of the restaurant closure liability activity, all of which relates to contract termination costs, for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 2, 2018	$1,611
Charges for accretion in current period	16
Cash payments	(141)
Balance at March 27, 2018	$1,486
The current portion of the restaurant closure liability is $0.3 million at both March 27, 2018 and January 2, 2018 and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.2

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

million and $1.3 million at March 27, 2018 and January 2, 2018, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
4. Goodwill and other Intangible Assets
Goodwill was $320.6 million at both March 27, 2018 and January 2, 2018.
There have been no changes in the carrying amount of trademarks since January 2, 2018.
The Company’s other intangible assets at March 27, 2018 and January 2, 2018 consisted of the following (in thousands):

	March 27, 2018			January 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$13,707	$(4,814)	$8,893	$13,744	$(4,442)	$9,302
Franchise rights	15,203	(3,569)	11,634	15,284	(3,282)	12,002
Reacquired franchise rights	243	(59)	184	243	(49)	194
Total amortized other intangible assets	$29,153	$(8,442)	$20,711	$29,271	$(7,773)	$21,498

During the twelve weeks ended March 27, 2018, the Company wrote-off $37,000 of favorable lease assets related to the termination of a lease and $0.1 million of franchise rights associated with the closure of one franchise-operated restaurant.
5. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at March 27, 2018 and January 2, 2018 consisted of the following (in thousands):

	March 27, 2018	January 2, 2018
2015 Senior Credit Facility, net of debt discount of $680 and $747 and deferred financing costs of $230 and $252 at March 27, 2018 and January 2, 2018, respectively	$153,090	$152,001
Total outstanding indebtedness	153,090	152,001
Obligations under capital leases and deemed landlord financing liabilities	19,691	20,053
Total debt	172,781	172,054
Less: amounts due within one year	1,309	1,415
Total amounts due after one year, net	$171,472	$170,639

At March 27, 2018 and January 2, 2018, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 27, 2018. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

At March 27, 2018, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.4%. At March 27, 2018, the Company had a total of $77.8 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $154.0 million of outstanding borrowings and letters of credit outstanding of $18.2 million which reduce availability under the 2015 Senior Credit Facility.
6. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through March 27, 2018, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended March 27, 2018.
During the twelve weeks ended March 27, 2018, the Company reclassified $6,000 of interest expense related to the hedges of these transactions into earnings. As of March 27, 2018, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at March 27, 2018 remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 24 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.1 million is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through March 27, 2018 was included in accumulated other comprehensive income.
7. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of March 27, 2018 and January 2, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.6 million and $0.3 million at March 27, 2018 and January 2, 2018, respectively, and is included in other assets in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company's assets and liabilities measured at fair value on a recurring basis as of March 27, 2018 and January 2, 2018 were as follows (in thousands):

	March 27, 2018 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$572	$—	$572	$—
Total assets measured at fair value	$572	$—	$572	$—

	January 2, 2018	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$332	$—	$332	$—
Total assets measured at fair value	$332	$—	$332	$—
8. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	March 27, 2018	January 2, 2018
Employee compensation and related items	$10,544	$12,945
Accrued insurance	6,713	7,232
Accrued sales tax	3,749	3,987
Accrued advertising	2,402	728
Accrued real property tax	1,905	1,331
Restaurant closure liability	493	794
Other	7,141	8,240
	$32,947	$35,257

A summary of other non-current liabilities follows (in thousands):

	March 27, 2018	January 2, 2018
Unfavorable lease liabilities	$13,941	$14,469
Insurance reserves	6,866	5,965
Deferred rent liability	3,146	2,972
Deferred development and initial franchise fees	2,549	1,335
Restaurant closure liability	1,890	2,030
Unearned trade discount, non-current	1,057	1,149
Deferred gift card income	836	1,234
Other	2,277	2,277
	$32,562	$31,431
9. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At March 27, 2018, there were 1,374,844 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.3 million and $1.1 million for the twelve weeks ended March 27, 2018 and March 28, 2017, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of March 27, 2018 and changes during the period from January 2, 2018 through March 27, 2018 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2018	1,088,910	$11.92
Granted	20,000	12.29
Vested	(16,250)	12.26
Forfeited	—	—
Nonvested at March 27, 2018	1,092,660	$11.93
For both the twelve weeks ended March 27, 2018 and March 28, 2017, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 9,892 and 4,686 shares withheld, respectively. As of March 27, 2018, there was $7.8 million of unrecognized expense, net of estimated forfeitures, related to restricted stock awards which is expected to be recognized over a weighted-average remaining period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of March 27, 2018 and changes during the period from January 2, 2018 through March 27, 2018 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 2, 2018	417,000	$11.04	5.5	$641
Granted	—	—
Exercised	(4,750)	10.06
Forfeited/Expired	(26,500)	11.25
Options outstanding at March 27, 2018	385,750	$11.04	5.2	$135
Options exercisable at March 27, 2018	115,498	$10.12	4.5	$37
Options exercisable and expected to vest at March 27, 2018	359,553	$10.98	5.2	$126
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 2, 2018 and March 27, 2018, respectively.
As of March 27, 2018, there was $0.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.4 years.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

10. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 27, 2018, the Company repurchased 9,811 warrants for an average price per warrant of $3.37 for an aggregate cost of approximately $33,000, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of March 27, 2018. As of March 27, 2018, there was approximately $20.9 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
11. Earnings per Share
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
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Numerator:
Net income	$3,229	$4,238
Denominator:
Weighted-average shares outstanding - basic	38,441,707	39,003,935
Dilutive effect of unvested restricted stock	306,583	454,810
Dilutive effect of stock options	21,454	23,190
Dilutive effect of warrants	454,326	893,126
Weighted-average shares outstanding - diluted	39,224,070	40,375,061
Net income per share - basic	0.08	$0.11
Net income per share - diluted	0.08	$0.10
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	128,048	36,500
Antidilutive stock options, unvested restricted stock and warrants were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares.
12. Income Taxes
The effective income tax rates were 27.1% and 40.1% for the twelve weeks ended March 27, 2018 and March 28, 2017, respectively. The provision for income taxes consisted of income tax expense of $1.2 million and $2.8 million for the twelve weeks ended March 27, 2018 and March 28, 2017, respectively.
The income tax expense for the twelve weeks ended March 27, 2018 is driven by the estimated effective income tax rate of 27.1% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

deductible compensation to executives partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended March 28, 2017 is driven by the estimated effective income tax rate of 40.1% which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.
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
The Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of March 27, 2018, and the Company will continue to refine such amounts within the measurement period provided by SAB 118. The Company expects to complete its analysis no later than the fourth quarter of 2018.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of March 27, 2018 and January 2, 2018 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of March 27, 2018, are approximately $67.5 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 27, 2018.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 2, 2018, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2018.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open and estimates of our effective tax rates. We use words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) to identify forward-looking statements.  These statements are based on assumptions and information available to us as of the date any such statements are made and are subject to risks and uncertainties.  These risks and uncertainties include, without limitation, consumer demand, our inability to successfully open company-operated or franchise-operated restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors.  Our actual results may differ materially from those anticipated in these forward-looking statements due to these risks and uncertainties, as well as others, including, without limitation, those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 2, 2018. We assume no obligation to update or revise these forward-looking statements as a result of new information, future events or any other reason.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2017 is the 52-week period ended January 2, 2018 ("Fiscal 2017"). Fiscal year 2018 will be a 52-week period ended January 1, 2019 ("Fiscal 2018").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of March 27, 2018, we have 566 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.41 during Fiscal 2017, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
First Quarter 2018 Highlights
Our first quarter 2018 results and highlights include the following:

•
Total revenues increased 6.8% for the twelve weeks ended March 27, 2018 to $112.6 million compared to $105.3 million for the twelve weeks ended March 28, 2017 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2018 compared to 2017, as well as the impact of adopting new revenue recognition standards.

•
During the twelve weeks ended March 27, 2018, we opened a total of three new company-operated restaurants and closed one franchised restaurant. During the twelve weeks ended March 28, 2017, we opened a total of three new franchise-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve weeks ended March 27, 2018 and March 28, 2017:

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Company-operated same store sales	2.6%	4.0%
Franchise-operated same store sales	5.2%	4.4%
System-wide same store sales	3.7%	4.2%
The increase in company-operated same store sales in the twelve weeks ended March 27, 2018 was driven by an increase in average check size of 2.6% compared to the twelve weeks ended March 28, 2017. The increase in company-operated same store sales in the twelve weeks ended March 28, 2017 was driven by an increase in average check size of 3.7% and an increase in traffic of 0.3% compared to the twelve weeks ended March 22, 2016.
Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks ended March 27, 2018 and March 28, 2017, are as follows:

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Company-operated restaurant activity:
Beginning of period	312	310
Openings	3	—
Closures	—	—
Sold to franchisees	—	(5)
Restaurants at end of period	315	305
Franchise-operated restaurant activity:
Beginning of period	252	241
Openings	—	3
Closures	(1)	—
Purchased from Company	—	5
Restaurants at end of period	251	249
Total restaurant activity:
Beginning of period	564	551
Openings	3	3
Closures	(1)	—
Restaurants at end of period	566	554

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We currently plan to open an estimated 25 to 28 system-wide restaurants in Fiscal 2018. From time to time, we and our franchisees may close restaurants.
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
Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of March 27, 2018 and March 28, 2017, there were 292 and 295 restaurants, respectively, in the comparable company-operated restaurant base. As of March 27, 2018 and March 28, 2017, there were 241 and 235 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Franchise Revenue
Franchise revenue consists of franchise royalty income from the franchisee and, to a lesser extent, renewal fees and franchise fees from franchise owners for new franchise restaurant openings, as well as other franchise fees. Franchise fees are collected upon signing a franchise agreement and deferred and recognized as revenue over the term of the franchise agreement and renewal fees are deferred and recognized over the term of the renewal agreement.
Franchise Advertising Contributions
Franchise advertising contributions consists of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides.
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

Franchise Advertising Expenses
Franchise advertising expenses consist of the franchise portion of advertising expense.
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
Loss (Gain) on Disposal of Assets, Net
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended March 27, 2018 and Twelve Weeks Ended March 28, 2017
The following table presents operating results for the twelve weeks ended March 27, 2018 and twelve weeks ended March 28, 2017, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	March 27, 2018			March 28, 2017			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$105,109	93.4%		$101,222	96.1%		$3,887	3.8%
Franchise revenue	3,792	3.4		3,613	3.4		179	5.0
Franchise advertising contributions	2,936	2.6		—	—		2,936	*
Franchise sublease income	717	0.6		510	0.5		207	40.6
Total revenue	112,554	100.0		105,345	100.0		7,209	6.8
Operating expenses
Restaurant operating expenses:
Food and paper costs	28,973	27.6	(1)	27,918	27.6	(1)	1,055	3.8
Labor and related expenses	34,818	33.1	(1)	33,221	32.8	(1)	1,597	4.8
Occupancy and other operating expenses	21,986	20.9	(1)	20,718	20.5	(1)	1,268	6.1
Total restaurant operating expenses	85,777	81.6	(1)	81,857	80.9	(1)	3,920	4.8
General and administrative	10,429	9.3		9,305	8.8		1,124	12.1
Franchise advertising expenses	2,936	2.6		—	—		2,936	*
Depreciation and amortization	5,914	5.3		5,103	4.8		811	15.9
Occupancy and other-franchise subleases	638	0.6		481	0.5		157	32.6
Pre-opening costs	442	0.4		26	*		416	*
Restaurant closure charges, net	(13)	*		9	*		(22)	*
Loss (gain) on disposal of assets, net	93	0.1		(49)	*		142	*
Total operating expenses	106,216	94.4		96,732	91.6		9,484	9.8
Income from operations	6,338	5.6		8,613	8.4		(2,275)	(26.4)
Other expense
Interest expense	1,910	1.7		1,543	1.5		367	23.8
Total other expense	1,910	1.7		1,543	1.5		367	23.8
Income from operations before provision for income taxes	4,428	3.9		7,070	6.7		(2,642)	(37.4)
Provision for income taxes	1,199	1.1		2,832	2.7		(1,633)	(57.7)
Net income	$3,229	2.9%		$4,238	4.0%		$(1,009)	(23.8)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $3.9 million, or 3.8%, for the twelve weeks ended March 27, 2018, primarily due to an increase in company-operated same store sales of 2.6% as well as additional restaurants open during 2018 compared to 2017. The growth in company-operated same store sales was primarily the result of an increase in average check size of 2.6% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.2 million, or 5.0%, for the twelve weeks ended March 27, 2018, primarily due to an increase in franchise-operated same store sales of 5.2% and additional restaurants open during 2018 compared to 2017, partially offset by a reduction in initial fees.
Franchise Advertising Contributions
Franchise advertising contributions were $2.9 million for the twelve weeks ended March 27, 2018. There were no franchise advertising contributions for the twelve weeks ended March 28, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See footnote 2 for more information regarding the requirements for the new revenue recognition standards.
Franchise Sublease Income
Franchise sublease income increased $0.2 million, or 40.6%, for the twelve weeks ended March 27, 2018, primarily due to sublease income related to the sale of company-operated stores to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs increased $1.1 million, or 3.8% for the twelve weeks ended March 27, 2018 due to an increase in company restaurant sales and the impact of modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs remained the same at 27.6% for the twelve weeks ended March 27, 2018 compared to the twelve weeks ended March 28, 2017. This consistent percentage was the result of modest menu price increases that offset the impact of modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $1.6 million, or 4.8% for the twelve weeks ended March 27, 2018, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2018, a Los Angeles minimum wage increase on July 1, 2017 and an increase in payroll related taxes, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 33.1% for the twelve weeks ended March 27, 2018 compared to 32.8% for the twelve weeks ended March 28, 2017. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage and increased payroll tax expense discussed above, mostly offset by the impact of modest menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $1.3 million, or 6.1% for the twelve weeks ended March 27, 2018, primarily due to increases in advertising, occupancy costs, repairs and maintenance expense and credit and debit card processing fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.9% for the twelve weeks ended March 27, 2018 compared to 20.5% for the twelve weeks ended March 28, 2017. This percentage increase resulted primarily from increased advertising based on the timing of expenditures, as well as increased repairs and maintenance expense, occupancy costs and credit and debit card processing fees discussed above.

General and Administrative Expenses
General and administrative expenses increased $1.1 million, or 12.1% for the twelve weeks ended March 27, 2018, primarily due to an increase in stock-based compensation, legal and related expenses, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis, partially offset by a reduction in performance-based management incentive compensation. As a percentage of total revenue, general and administrative expense was 9.3% for the twelve weeks ended March 27, 2018 compared to 8.8% for the twelve weeks ended March 28, 2017. The increase as a percent of total revenue was due to the increases described above, partially offset by the decrease discussed above and the impact of increased revenues.

Franchise Advertising Expenses
Franchise advertising expenses were $2.9 million for the twelve weeks ended March 27, 2018 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the twelve weeks ended March 28, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See footnote 2 for more information regarding the requirements for the new revenue recognition standards.
Depreciation and Amortization
Depreciation and amortization expenses increased $0.8 million, or 15.9% for the twelve weeks ended March 27, 2018, primarily due to the addition of new assets and the write-off of a franchise right asset related to the franchise restaurant that closed in the first quarter. As a percentage of total revenue, depreciation and amortization expenses was 5.3% for the twelve weeks ended March 27, 2018 compared to 4.8% for the twelve weeks ended March 28, 2017.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.6 million and $0.5 million for the twelve weeks ended March 27, 2018 and March 28, 2017, respectively. The increase was primarily due to sublease expense related to the sale of company-operated restaurants to franchisees during the first quarter of 2017.
Pre-opening Costs
Pre-opening costs were $0.4 million for the twelve weeks ended March 27, 2018 compared to $26,000 for the twelve weeks ended March 28, 2017. The increase was due to an increased level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $(13,000) for the twelve weeks ended March 27, 2018 compared to $9,000 for the twelve weeks ended March 28, 2017. The current quarter activity primarily includes sublease income from leases which are treated as deemed landlord financing, partially offset by accretion expense. The twelve weeks ended March 28, 2017 includes accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss (Gain) on Disposal of Assets, Net
Loss (gain) on disposal of assets, net was $0.1 million and $(49,000) for the twelve weeks ended March 27, 2018 and March 28, 2017, respectively. Current year net loss was primarily related to write-off of leasehold improvements associated with two temporary company restaurant closures, mostly offset by insurance recovery and a gain on the disposal of assets. The two temporary closures were related to a fire at one restaurant and a construction defect matter at another restaurant. We expect to record future gains related to additional insurance proceeds and legal recoveries and expect the temporary closures will impact per week operating results until the restaurants reopen in the fourth quarter of 2018 or first half of 2019. Prior year net gain was related to net gains recorded associated with the sale of company-operated stores to franchisees.
Interest Expense
Interest expense was $1.9 million and $1.5 million for the twelve weeks ended March 27, 2018 and March 28, 2017, respectively. The increase is primarily due to an increase in interest rates and a higher level of debt outstanding compared to the prior year.
Provision for Income Taxes
The effective income tax rates were 27.1% for the twelve weeks ended March 27, 2018 compared to 40.1% for the twelve weeks ended March 28, 2017. The provision for income taxes consisted of income tax expense of $1.2 million for the twelve weeks ended March 27, 2018 and $2.8 million for the twelve weeks ended March 28, 2017. The income tax expense related to the twelve weeks ended March 27, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended March 28, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $10.0 million at March 27, 2018 and available borrowing capacity of $77.8 million at March 27, 2018 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Net cash provided by (used in)
Operating activities	$12,400	$12,628
Investing activities	(9,495)	(3,659)
Financing activities	574	(8,448)
Net increase in cash	$3,479	$521
Cash Flows Provided by Operating Activities
In the twelve weeks ended March 27, 2018, cash flows provided by operating activities were $12.4 million. The cash flows provided by operating activities resulted from net income of $3.2 million, non-cash adjustments for asset depreciation and amortization of $5.9 million and stock-based compensation of $1.3 million, deferred income taxes of $0.3 million, a loss on disposal of assets of $0.1 million and net working capital requirements of $1.6 million.
In the twelve weeks ended March 28, 2017, cash flows provided by operating activities were $12.6 million. The cash flows provided by operating activities resulted from net income of $4.2 million, non-cash adjustment for asset depreciation and amortization of $5.0 million, stock-based compensation of $1.1 million, deferred income taxes of $0.2 million and net working capital requirements of $2.1 million.
Cash Flows Used in Investing Activities
In the twelve weeks ended March 27, 2018, cash flows used in investing activities were $9.5 million, which were primarily the result of purchase of property and equipment and other assets of $10.1 million, partially offset by proceeds from the disposal of property and equipment for $0.6 million.
In the twelve weeks ended March 28, 2017, cash flows used in investing activities were $3.7 million, which were primarily the result of the purchase of property and equipment and other assets of $5.9 million, partially offset by proceeds from the sale of five company-operated restaurants for $2.2 million.

Cash Flows Used in Financing Activities
In the twelve weeks ended March 27, 2018, cash flows provided by financing activities were $0.6 million. The cash flows provided by financing activities were primarily the result of proceeds from exercise of stock options of $48,000, offset by the repurchase of 9,811 warrants for an aggregate purchase price of $33,000, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $0.4 million. In addition, during the twelve weeks ended March 27, 2018, we borrowed $5.0 million on the revolving credit facility and made payments of $4.0 million on the revolving credit facility.
In the twelve weeks ended March 28, 2017, cash flows used in financing activities were $8.4 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 641,165 shares of our common stock for an aggregate purchase price of $8.0 million, including incremental direct costs to acquire the shares, payments on capital lease and deemed landlord financing totaling $0.4 million and payments of tax withholding of $0.1 million related to restricted stock vesting. During the twelve weeks ended March 28, 2017, we borrowed $3.0 million on the revolving credit facility and made payments of $3.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of March 27, 2018.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At March 27, 2018, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.4%. As of March 27, 2018 there were $154.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $18.2 million. Unused borrowing capacity at March 27, 2018 was $77.8 million.
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
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 27, 2018, we repurchased 9,811 warrants for an average price per warrant of $3.37 for an aggregate cost of approximately $33,000, including incremental direct costs to acquire the warrants. As of March 27, 2018, there was approximately $20.9 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Company restaurant sales	$105,109	$101,222
Restaurant operating expenses	85,777	81,857
Restaurant contribution	$19,332	$19,365
Restaurant contribution margin	18.4%	19.1%
The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended
	March 27, 2018	March 28, 2017
Net income	$3,229	$4,238
Non-GAAP adjustments:
Provision for income taxes	1,199	2,832
Interest expense	1,910	1,543
Depreciation and amortization	5,914	5,103
EBITDA	12,252	13,716
Stock-based compensation expense (a)	1,274	1,069
Loss (gain) on disposal of assets, net (b)	93	(49)
Restaurant closure charges, net (c)	(13)	9
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(118)	(147)
Pre-opening costs (e)	442	26
Adjusted EBITDA	$13,930	$14,624

(a)	Includes non-cash, stock-based compensation.

(b)
Loss (gain) on disposal of assets, net includes the loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net of amortization of deferred gains on asset sales associated with sale-leaseback transactions, gains or losses recorded associated with the sale of company-operated restaurants to franchisees and gains or losses recorded associated with the sale of company-operated stores to franchisees.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of March 27, 2018, we had outstanding variable rate borrowings of $154.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 in 2018 and will then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 375 restaurants in California of which 255 are company-operated and 120 are franchise-operated.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018 filed with the SEC on March 15, 2018. There have been no material changes in any of our critical accounting policies during the twelve week period ended March 27, 2018, except as described in Note 2 of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.
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

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 13, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.
Item 1A. Risk Factors
See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended January 2, 2018 filed with the SEC on March 15, 2018 for a discussion of our risk factors. There have been no material changes to our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended March 27, 2018, we repurchased 9,811 warrants for an average price per warrant of $3.37 for an aggregate cost of approximately $33,000, including incremental direct costs to acquire the warrants. As of March 27, 2018, there was approximately $20.9 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended March 27, 2018. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
January 3, 2018 - January 30, 2018	—	4,782	$—	$3.47	—	4,782	$20,920,248
January 31, 2018 - February 27, 2018	—	4,548	$—	$3.27	—	4,548	$20,905,377
February 28, 2018 - March 27, 2018	—	481	$—	$3.32	—	481	$20,903,780
Total	—	9,811	$—	$3.37	—	9,811	$20,903,780

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: May 4, 2018

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)