Form 10-Q
period 2018-06-19
Del Taco Restaurants, Inc.
filed 2018-07-27
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 19, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2018, there were 38,299,842 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 19, 2018 (Unaudited) and January 2, 2018	1
Unaudited Consolidated Statements of Comprehensive Income for the Twelve and Twenty-Four Weeks Ended June 19, 2018 and the Twelve and Twenty-Four Weeks Ended June 20, 2017	2
Unaudited Consolidated Statements of Cash Flows for the Twenty-Four Weeks Ended June 19, 2018 and the Twenty-Four Weeks Ended June 20, 2017	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Control and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38
Item 1A. Risk Factors	38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6. Exhibits	39

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 19, 2018	January 2, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$13,146	$6,559
Accounts and other receivables, net	3,269	3,828
Inventories	2,710	2,712
Prepaid expenses and other current assets	2,667	6,784
Total current assets	21,792	19,883
Property and equipment, net	161,883	156,124
Goodwill	320,638	320,638
Trademarks	220,300	220,300
Intangible assets, net	20,006	21,498
Other assets, net	4,498	3,881
Total assets	$749,117	$742,324
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,608	$18,759
Other accrued liabilities	37,319	35,257
Current portion of capital lease obligations and deemed landlord financing liabilities	1,194	1,415
Total current liabilities	56,121	55,431
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	170,324	170,639
Deferred income taxes	68,896	68,574
Other non-current liabilities	32,604	31,431
Total liabilities	327,945	326,075
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,091,165 shares issued and outstanding at June 19, 2018; 38,434,274 shares issued and outstanding at January 2, 2018	4	4
Additional paid-in capital	347,220	349,334
Accumulated other comprehensive income	319	14
Retained earnings	73,629	66,897
Total shareholders’ equity	421,172	416,249
Total liabilities and shareholders’ equity	$749,117	$742,324
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		24 Weeks Ended
	June 19, 2018	June 20, 2017	June 19, 2018	June 20, 2017
Revenue:
Company restaurant sales	$109,800	$104,022	$214,909	$205,244
Franchise revenue	4,149	3,903	7,941	7,516
Franchise advertising contributions	3,136	—	6,072	—
Franchise sublease income	728	656	1,445	1,166
Total revenue	117,813	108,581	230,367	213,926
Operating expenses:
Restaurant operating expenses:
Food and paper costs	30,082	28,770	59,055	56,688
Labor and related expenses	35,422	33,185	70,240	66,406
Occupancy and other operating expenses	22,627	20,918	44,613	41,636
General and administrative	10,321	9,055	20,750	18,360
Franchise advertising expenses	3,136	—	6,072	—
Depreciation and amortization	5,847	5,278	11,761	10,381
Occupancy and other - franchise subleases	651	602	1,289	1,083
Pre-opening costs	199	151	641	177
Impairment of long-lived assets	1,661	—	1,661	—
Restaurant closure charges, net	(24)	6	(37)	15
Loss on disposal of assets, net	87	340	180	291
Total operating expenses	110,009	98,305	216,225	195,037
Income from operations	7,804	10,276	14,142	18,889
Other expense
Interest expense	2,012	1,627	3,922	3,170
Total other expense	2,012	1,627	3,922	3,170
Income from operations before provision for income taxes	5,792	8,649	10,220	15,719
Provision for income taxes	1,582	3,319	2,781	6,151
Net income	4,210	5,330	7,439	9,568
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	115	(148)	289	(236)
Reclassification of interest rate cap amortization included in net income	10	—	16	—
Total other comprehensive income (loss)	125	(148)	305	(236)
Comprehensive income	$4,335	$5,182	$7,744	$9,332
Earnings per share:
Basic	$0.11	$0.14	$0.19	$0.25
Diluted	$0.11	$0.13	$0.19	$0.24
Weighted-average shares outstanding
Basic	38,299,483	38,535,855	38,370,595	38,769,895
Diluted	38,643,873	39,808,485	38,938,106	40,094,476
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	24 Weeks Ended
	June 19, 2018	June 20, 2017
Operating activities
Net income	$7,439	$9,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,761	10,381
Amortization of favorable and unfavorable lease assets and liabilities, net	(250)	(292)
Amortization of deferred financing costs and debt discount	194	178
Stock-based compensation	2,634	2,149
Impairment of long-lived assets	1,661	—
Deferred income taxes	471	792
Loss on disposal of assets, net	180	291
Restaurant closure charges	65	85
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,272	1,023
Inventories	2	133
Prepaid expenses and other current assets	4,117	1,075
Other assets	(41)	(60)
Accounts payable	(2,867)	35
Other accrued liabilities	1,890	(304)
Other non-current liabilities	1,195	(240)
Net cash provided by operating activities	29,723	24,814
Investing activities
Purchases of property and equipment	(17,504)	(14,814)
Proceeds from disposal of property and equipment, net	573	7,733
Purchases of other assets	(743)	(470)
Proceeds from sale of company-operated restaurants	—	2,192
Net cash used in investing activities	(17,674)	(5,359)
Financing activities
Repurchase of common stock and warrants	(4,791)	(9,517)
Payment of tax withholding related to restricted stock vesting	(79)	(59)
Payments on capital leases and deemed landlord financing	(714)	(759)
Proceeds from revolving credit facility	5,000	6,000
Payments on revolving credit facility	(5,000)	(19,000)
Proceeds from exercise of stock options	122	10
Net cash used in financing activities	(5,462)	(23,325)
Increase (decrease) in cash and cash equivalents	6,587	(3,870)
Cash and cash equivalents at beginning of period	6,559	8,795
Cash and cash equivalents at end of period	$13,146	$4,925
Supplemental cash flow information:
Cash paid during the period for interest	$3,412	$2,688
Cash paid during the period for income taxes	666	4,733
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$1,833	$4,114
Write-offs of accounts receivables	6	—
Amortization of interest rate cap into net income, net of tax	16	—
Change in other asset for fair value of interest rate cap recorded to other comprehensive income (loss), net of tax	289	(236)
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At June 19, 2018, there were 315 company-operated and 251 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At June 20, 2017, there were 304 company-operated and 251 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2018 is a fifty-two week period ending January 1, 2019. Fiscal year 2017 is the fifty-two week period ended January 2, 2018. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2018, the Company’s accompanying financial statements reflect the twelve weeks ended June 19, 2018. For fiscal year 2017, the Company’s accompanying financial statements reflect the twelve weeks ended June 20, 2017.
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
Franchise Fees
The adoption of Topic 606 changed the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees, both included in franchise revenue in the consolidated statements of comprehensive income. Under Topic 605, initial franchise fees were recognized when all material obligations had been performed and conditions had been satisfied, typically when operations of a new franchise restaurant had commenced, and renewal fees were recognized when a renewal agreement became effective. Topic 606 requires franchise and renewal fees to be deferred and recognized over the term of the related franchise agreement for the respective restaurant. Franchise agreements typically have a term of 20 years. The impact of the deferral of initial franchise and renewal fees received in a given year may be offset by the recognition of revenue from fees retrospectively deferred from prior years. Upon adoption, the Company recorded approximately $0.7 million as a cumulative effect adjustment to opening retained earnings comprised of $1.0 million of deferred franchise fees included in other non-current liabilities on the consolidated balance sheet as of January 3, 2018 (the first day of fiscal year 2018) related to franchise and renewal fees previously recognized since the business combination with Levy Acquisition Corp. on June 30, 2015, partially offset by an adjustment of $0.3 million to deferred taxes related to the $1.0 million of deferred franchise fees.
During the twelve and twenty-four weeks ended June 19, 2018, the Company recognized approximately $15,000 and $28,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 2, 2018 as a result of the adoption of Topic 606.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of June 19, 2018 is as follows (in thousands):

FY 2018	$35
FY 2019	65
FY 2020	65
FY 2021	63
FY 2022	64
Thereafter	775
Total Deferred Franchise Fees	$1,067
Advertising
The adoption of the new guidance changed the reporting of advertising contributions from franchisees and the related advertising expenses, which were not previously included in the consolidated statements of comprehensive income. Topic 606 requires these franchise advertising contributions and expenses to be reported on a gross basis in the consolidated statements of comprehensive income, which impacted our total revenues and expenses. However, the franchise advertising contributions and expenses are expected to be largely offsetting and therefore does not have a significant impact on reported net income. The current year impact to revenue for franchise advertising contributions and to expenses for franchise advertising expenses for the twelve and twenty-four weeks ended June 19, 2018 was an increase of $3.1 million and $6.1 million, respectively, for both revenue and expenses as a result of applying Topic 606.
Other Revenue Transactions
Certain other franchise expenses have previously been recorded net of the related fees received from franchisees. Under Topic 606, the Company is now including these revenues and expenditures on a gross basis within the consolidated statements of comprehensive income. While this change materially impacted the gross amount of reported franchise revenue and related expenses on the consolidated statements of comprehensive income, the impact is an offsetting increase to both revenue and expense such that there is not a significant, if any, impact on operating income and net income. The current year impact to revenues for the twelve and twenty-four weeks ended June 19, 2018 was an increase of approximately $0.2 million and $0.3 million, respectively, as a result of applying Topic 606, with an offsetting increase in expenses.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Comparison to Amounts if Previous Standards Had Been in Effect

The following tables reflect the impact of the adoption of Topic 606 on the Company's consolidated balance sheet as of June 19, 2018 and on the Company's consolidated statements of comprehensive income and cash flows from operating activities for the twenty-four weeks ended June 19, 2018 and the amounts as if Topic 605 was in effect ("Amounts Under Previous Standards") (in thousands):

	June 19, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,608	$—	$17,608
Other accrued liabilities	37,319	—	37,319
Current portion of capital lease obligations and deemed landlord financing liabilities	1,194	—	1,194
Total current liabilities	56,121	—	56,121
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	170,324	—	170,324
Deferred income taxes	68,896	289	69,185
Other non-current liabilities	32,604	(1,067)	31,537
Total liabilities	327,945	(778)	327,167
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid-in capital	347,220	—	347,220
Accumulated other comprehensive income	319	—	319
Retained earnings	73,629	778	74,407
Total shareholders’ equity	421,172	778	421,950
Total liabilities and shareholders’ equity	$749,117	$—	$749,117

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	12 Weeks Ended June 19, 2018			24 Weeks Ended June 19, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Revenue:
Company restaurant sales	$109,800	$—	$109,800	$214,909	$—	$214,909
Franchise revenue	4,149	(86)	4,063	7,941	(247)	7,694
Franchise advertising contributions	3,136	(3,136)	—	6,072	(6,072)	—
Franchise sublease income	728	—	728	1,445	—	1,445
Total revenue	117,813	(3,222)	114,591	230,367	(6,319)	224,048
Operating expenses:
Restaurant operating expenses:
Food and paper costs	30,082	—	30,082	59,055	—	59,055
Labor and related expenses	35,422	—	35,422	70,240	—	70,240
Occupancy and other operating expenses	22,627	—	22,627	44,613	—	44,613
General and administrative	10,321	(191)	10,130	20,750	(344)	20,406
Franchise advertising expenses	3,136	(3,136)	—	6,072	(6,072)	—
Depreciation and amortization	5,847	—	5,847	11,761	—	11,761
Occupancy and other - franchise subleases	651	—	651	1,289	—	1,289
Pre-opening costs	199	—	199	641	—	641
Impairment of long-lived assets	1,661	—	1,661	1,661	—	1,661
Restaurant closure charges, net	(24)	—	(24)	(37)	—	(37)
Loss on disposal of assets, net	87	—	87	180	—	180
Total operating expenses	110,009	(3,327)	106,682	216,225	(6,416)	209,809
Income from operations	7,804	105	7,909	14,142	97	14,239
Other expense
Interest expense	2,012	—	2,012	3,922	—	3,922
Total other expense	2,012	—	2,012	3,922	—	3,922
Income from operations before provision for income taxes	5,792	105	5,897	10,220	97	10,317
Provision for income taxes	1,582	29	1,611	2,781	26	2,807
Net income	4,210	76	4,286	7,439	71	7,510
Other comprehensive income:
Change in fair value of interest rate cap, net of tax	115	—	115	289	—	289
Reclassification of interest rate cap amortization included in net income	10	—	10	16	—	16
Total other comprehensive income	125	—	125	305	—	305
Comprehensive income	$4,335	$76	$4,411	$7,744	$71	$7,815
Earnings per share:
Basic	$0.11	$—	$0.11	$0.19	$—	$0.19
Diluted	$0.11	$—	$0.11	$0.19	$—	$0.19

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	24 Weeks Ended June 19, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Operating activities
Net income	$7,439	$71	$7,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,761	—	11,761
Amortization of favorable and unfavorable lease assets and liabilities, net	(250)	—	(250)
Amortization of deferred financing costs and debt discount	194	—	194
Stock-based compensation	2,634	—	2,634
Impairment of long-lived assets	1,661	—	1,661
Deferred income taxes	471	26	497
Loss on disposal of assets, net	180	—	180
Restaurant closure charges	65	—	65
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,272	—	1,272
Inventories	2	—	2
Prepaid expenses and other current assets	4,117	—	4,117
Other assets	(41)	—	(41)
Accounts payable	(2,867)	—	(2,867)
Other accrued liabilities	1,890	—	1,890
Other non-current liabilities	1,195	(97)	1,098
Net cash provided by operating activities	$29,723	$—	$29,723
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
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets
The company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. During the twenty-four weeks ended June 19, 2018, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $1.7 million related to two restaurants. The Company wrote-off the value of leasehold improvements and other equipment based on the estimate of future recoverable cash flows. No such impairment charges were recorded during the twenty-four weeks ended June 20, 2017.
Restaurant Closure Charges, Net
At June 19, 2018 and January 2, 2018, the restaurant closure liability is $2.3 million and $2.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Total
Balance at January 2, 2018	$1,213
Charges for accretion in current period	33
Cash payments	(370)
Balance at June 19, 2018	$876
The current portion of the restaurant closure liability is $0.2 million at June 19, 2018 and $0.5 million at January 2, 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.7 million at both June 19, 2018 and January 2, 2018 and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twenty-four weeks ended June 19, 2018, the Company recorded accretion expense related to the closures, offset by $0.1 million of sublease income from leases which are treated as deemed landlord financing. A summary of the restaurant closure liability activity, all of which relates to contract termination costs, for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 2, 2018	$1,611
Charges for accretion in current period	32
Cash payments	(168)
Balance at June 19, 2018	$1,475
The current portion of the restaurant closure liability is $0.2 million at June 19, 2018 and $0.3 million at January 2, 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.2 million and $1.3 million at June 19, 2018 and January 2, 2018, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
4. Goodwill and other Intangible Assets
Goodwill was $320.6 million at both June 19, 2018 and January 2, 2018.
There have been no changes in the carrying amount of trademarks since January 2, 2018.
The Company’s other intangible assets at June 19, 2018 and January 2, 2018 consisted of the following (in thousands):

	June 19, 2018			January 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$13,677	$(5,181)	$8,496	$13,744	$(4,442)	$9,302
Franchise rights	15,203	(3,867)	11,336	15,284	(3,282)	12,002
Reacquired franchise rights	243	(69)	174	243	(49)	194
Total amortized other intangible assets	$29,123	$(9,117)	$20,006	$29,271	$(7,773)	$21,498

During the twenty-four weeks ended June 19, 2018, the Company wrote-off $0.1 million of favorable lease assets related to the termination of two leases and $0.1 million of franchise rights associated with the closure of one franchise-operated restaurant.
5. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at June 19, 2018 and January 2, 2018 consisted of the following (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	June 19, 2018	January 2, 2018
2015 Senior Credit Facility, net of debt discount of $614 and $747 and deferred financing costs of $207 and $252 at June 19, 2018 and January 2, 2018, respectively	$152,179	$152,001
Total outstanding indebtedness	152,179	152,001
Obligations under capital leases and deemed landlord financing liabilities	19,339	20,053
Total debt	171,518	172,054
Less: amounts due within one year	1,194	1,415
Total amounts due after one year, net	$170,324	$170,639

At June 19, 2018 and January 2, 2018, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 19, 2018. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At June 19, 2018, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.7%. At June 19, 2018, the Company had a total of $79.1 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $153.0 million of outstanding borrowings and letters of credit outstanding of $17.9 million which reduce availability under the 2015 Senior Credit Facility.
6. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through June 19, 2018, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended June 19, 2018.
During the twelve weeks and twenty-four weeks ended June 19, 2018, the Company reclassified approximately $10,000 and $16,000, respectively, of interest expense related to the hedges of these transactions into earnings. As of June 19, 2018, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at June 19, 2018 remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 21 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.1 million is expected to be reclassified into interest expense over the next 12 months.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The effective portion of the 2016 Interest Rate Cap Agreement through June 19, 2018 was included in accumulated other comprehensive income.
7. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of June 19, 2018 and January 2, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.7 million and $0.3 million at June 19, 2018 and January 2, 2018, respectively, and is included in other assets in the consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of June 19, 2018 and January 2, 2018 were as follows (in thousands):

	June 19, 2018 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$734	$—	$734	$—
Total assets measured at fair value	$734	$—	$734	$—

	January 2, 2018	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$332	$—	$332	$—
Total assets measured at fair value	$332	$—	$332	$—
8. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	June 19, 2018	January 2, 2018
Employee compensation and related items	$11,766	$12,945
Accrued insurance	6,573	7,232
Accrued sales tax	5,669	3,987
Accrued advertising	2,743	728
Accrued real property tax	1,375	1,331
Restaurant closure liability	422	794
Other	8,771	8,240
	$37,319	$35,257

A summary of other non-current liabilities follows (in thousands):

	June 19, 2018	January 2, 2018
Unfavorable lease liabilities	$13,413	$14,469
Insurance reserves	7,164	5,965
Deferred rent liability	3,400	2,972
Deferred development and initial franchise fees	2,684	1,335
Restaurant closure liability	1,929	2,030
Unearned trade discount, non-current	961	1,149
Deferred gift card income	721	1,234
Other	2,332	2,277
	$32,604	$31,431
9. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At June 19, 2018, there were 1,320,345 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.4 million and $1.1 million for the twelve weeks ended June 19, 2018 and June 20, 2017, respectively, and $2.6 million and $2.1 million for the twenty-four weeks ended June 19, 2018 and June 20, 2017, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of June 19, 2018 and changes during the period from January 2, 2018 through June 19, 2018 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2018	1,088,910	$11.92
Granted	68,499	11.62
Vested	(58,820)	12.74
Forfeited	—	—
Nonvested at June 19, 2018	1,098,589	$11.86
For both the twenty-four weeks ended June 19, 2018 and June 20, 2017, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 6,358 and 4,686 shares withheld, respectively. As of June 19, 2018, there was $7.3 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards which is expected to be recognized over a weighted-average remaining period of 2.1 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Stock Options
A summary of stock option activity as of June 19, 2018 and changes during the period from January 2, 2018 through June 19, 2018 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 2, 2018	417,000	$11.04	5.5	$641
Granted	10,000	12.70
Exercised	(12,250)	10.00
Forfeited/Expired	(30,500)	11.14
Options outstanding at June 19, 2018	384,250	$11.11	4.9	$842
Options exercisable at June 19, 2018	105,998	$10.13	4.4	$316
Options exercisable and expected to vest at June 19, 2018	361,321	$11.05	4.9	$809
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 2, 2018 and June 19, 2018, respectively.
As of June 19, 2018, there was $0.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.2 years.
10. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 19, 2018, the Company repurchased (1) 407,821 shares of common stock for an average price per share of $11.57 for an aggregate cost of approximately $4.7 million, including incremental direct costs to acquire the shares, and (2) 11,132 warrants for an average price per warrant of $2.68 for an aggregate cost of approximately $30,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 19, 2018, the Company repurchased (1) 407,821 shares of common stock for an average price per share of $11.57 for an aggregate cost of approximately $4.7 million, including incremental direct costs to acquire the shares, and (2) 20,943 warrants for an average price per warrant of $3.00 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of June 19, 2018. As of June 19, 2018 and July 23, 2018, there was approximately $16.2 million and $41.2 million, respectively, remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		24 Weeks Ended
	June 19, 2018	June 20, 2017	June 19, 2018	June 20, 2017
Numerator:
Net income	$4,210	$5,330	$7,439	$9,568
Denominator:
Weighted-average shares outstanding - basic	38,299,483	38,535,855	38,370,595	38,769,895
Dilutive effect of unvested restricted stock	321,331	492,065	318,329	476,284
Dilutive effect of stock options	5,875	23,550	13,427	23,226
Dilutive effect of warrants	17,184	757,015	235,755	825,071
Weighted-average shares outstanding - diluted	38,643,873	39,808,485	38,938,106	40,094,476
Net income per share - basic	0.11	$0.14	$0.19	$0.25
Net income per share - diluted	0.11	$0.13	$0.19	$0.24
Antidilutive stock options and unvested restricted stock awards excluded from the computations	143,226	36,500	125,577	36,500
12. Income Taxes
The effective income tax rates were 27.3% and 38.4% for the twelve weeks ended June 19, 2018 and June 20, 2017, respectively. The provision for income taxes was $1.6 million and $3.3 million for the twelve weeks ended June 19, 2018 and June 20, 2017, respectively. The effective income tax rates were 27.2% and 39.1% for the twenty-four weeks ended June 19, 2018 and June 20, 2017, respectively. The provision for income taxes was $2.8 million and $6.2 million for the twenty-four weeks ended June 19, 2018 and June 20, 2017, respectively.
The income tax expense for the twelve weeks ended June 19, 2018 is driven by the estimated effective income tax rate of 27.3% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended June 20, 2017 is driven by the estimated effective income tax rate of 38.4% which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.
The income tax expense for the twenty-four weeks ended June 19, 2018 is driven by the estimated effective income tax rate of 27.2% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twenty-four weeks ended June 20, 2017 is driven by the estimated effective income tax rate of 39.1% which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.
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
The Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of June 19, 2018, and the Company will continue to refine such amounts within the measurement period provided by SAB 118. The Company expects to complete its analysis no later than the fourth quarter of 2018.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of June 19, 2018 and January 2, 2018 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of June 19, 2018, are approximately $62.4 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 19, 2018.
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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of June 19, 2018, we have 566 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.41 during Fiscal 2017, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Second Quarter 2018 Highlights
Our second quarter 2018 results and highlights include the following:

•
Total revenues increased 8.5% for the twelve weeks ended June 19, 2018 to $117.8 million compared to $108.6 million for the twelve weeks ended June 20, 2017 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2018 compared to 2017, as well as the impact of adopting new revenue recognition standards. Total revenues increased 7.7% for the twenty-four weeks ended June 19, 2018 to $230.4 million compared to $213.9 million for the twenty-four weeks ended June 20, 2017 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2018 compared to 2017, as well as the impact of adopting new revenue recognition standards.

•
During the twelve weeks ended June 19, 2018, we opened one new company-operated restaurant and one new franchise-operated restaurant and closed one company-operated restaurant and one franchise-operated restaurant. During the twenty-four weeks ended June 19, 2018, we opened a total of four new company-operated restaurants and one new franchise-operated restaurant and closed one company-operated restaurant and two franchise-operated restaurants. During the twelve weeks ended June 20, 2017, we opened one new company-operated restaurant and two new franchise-operated restaurants and closed two company-operated restaurants. During the twenty-four weeks ended June 20, 2017, we opened one new company-operated restaurant and five new franchise-operated restaurants and closed two company-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and twenty-four weeks ended June 19, 2018 and June 20, 2017:

	12 Weeks Ended		24 Weeks Ended
	June 19, 2018	June 20, 2017	June 19, 2018	June 20, 2017
Company-operated same store sales	2.5%	6.9%	2.6%	5.4%
Franchise-operated same store sales	4.2%	7.5%	4.7%	6.0%
System-wide same store sales	3.3%	7.1%	3.5%	5.7%
The increase in company-operated same store sales in the twelve weeks ended June 19, 2018 was driven by an increase in average check size of 3.7% offset by a decrease in traffic of 1.2% compared to the twelve weeks ended June 20, 2017. The increase in company-operated same store sales in the twelve weeks ended June 20, 2017 was driven by an increase in average check size of 5.4% and an increase in traffic of 1.5% compared to the twelve weeks ended June 14, 2016.
The increase in company-operated same store sales in the twenty-four weeks ended June 19, 2018 was driven by an increase in average check size of 3.2% offset by a decrease in traffic of 0.6% compared to the twenty-four weeks ended June 20, 2017. The increase in company-operated same store sales in the twenty-four weeks ended June 20, 2017 was driven by an increase in average check size of 4.5% and an increase in traffic of 0.9% compared to the twenty-four weeks ended June 14, 2016.

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and twenty-four weeks ended June 19, 2018 and June 20, 2017, are as follows:

	12 Weeks Ended		24 Weeks Ended
	June 19, 2018	June 20, 2017	June 19, 2018	June 20, 2017
Company-operated restaurant activity:
Beginning of period	315	305	312	310
Openings	1	1	4	1
Closures	(1)	(2)	(1)	(2)
Sold to franchisees	—	—	—	(5)
Restaurants at end of period	315	304	315	304
Franchise-operated restaurant activity:
Beginning of period	251	249	252	241
Openings	1	2	1	5
Closures	(1)	—	(2)	—
Purchased from Company	—	—	—	5
Restaurants at end of period	251	251	251	251
Total restaurant activity:
Beginning of period	566	554	564	551
Openings	2	3	5	6
Closures	(2)	(2)	(3)	(2)
Restaurants at end of period	566	555	566	555

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

Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of June 19, 2018 and June 20, 2017, there were 292 and 293 restaurants, respectively, in the comparable company-operated restaurant base. As of June 19, 2018 and June 20, 2017, there were 241 and 240 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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

Franchise Advertising Contributions
Franchise advertising contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides.
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

Impairment of Long-Lived Assets
We review long-lived assets such as leasehold improvements, equipment and intangible assets on a unit-by unit basis for impairment. When events or circumstances indicate the carrying value of the assets may not be recoverable, an appropriate impairment charge is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended June 19, 2018 and Twelve Weeks Ended June 20, 2017
The following table presents operating results for the twelve weeks ended June 19, 2018 and twelve weeks ended June 20, 2017, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	June 19, 2018			June 20, 2017			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$109,800	93.2%		$104,022	95.8%		$5,778	5.6%
Franchise revenue	4,149	3.5		3,903	3.6		246	6.3
Franchise advertising contributions	3,136	2.7		—	—		3,136	*
Franchise sublease income	728	0.6		656	0.6		72	11.0
Total revenue	117,813	100.0		108,581	100.0		9,232	8.5
Operating expenses
Restaurant operating expenses:
Food and paper costs	30,082	27.4	(1)	28,770	27.7	(1)	1,312	4.6
Labor and related expenses	35,422	32.3	(1)	33,185	31.9	(1)	2,237	6.7
Occupancy and other operating expenses	22,627	20.6	(1)	20,918	20.1	(1)	1,709	8.2
Total restaurant operating expenses	88,131	80.3	(1)	82,873	79.7	(1)	5,258	6.3
General and administrative	10,321	8.8		9,055	8.3		1,266	14.0
Franchise advertising expenses	3,136	2.7		—	—		3,136	*
Depreciation and amortization	5,847	5.0		5,278	4.9		569	10.8
Occupancy and other-franchise subleases	651	0.6		602	0.6		49	8.1
Pre-opening costs	199	0.2		151	0.1		48	31.8
Impairment of long-lived assets	1,661	1.4		—	—		1,661	*
Restaurant closure charges, net	(24)	*		6	*		(30)	*
Loss on disposal of assets, net	87	0.1		340	0.3		(253)	(74.4)
Total operating expenses	110,009	93.4		98,305	90.5		11,704	11.9
Income from operations	7,804	6.6		10,276	9.5		(2,472)	(24.1)
Other expense
Interest expense	2,012	1.7		1,627	1.5		385	23.7
Total other expense	2,012	1.7		1,627	1.5		385	23.7
Income from operations before provision for income taxes	5,792	4.9		8,649	8.0		(2,857)	(33.0)
Provision for income taxes	1,582	1.3		3,319	3.1		(1,737)	(52.3)
Net income	$4,210	3.6%		$5,330	4.9%		$(1,120)	(21.0)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $5.8 million, or 5.6%, for the twelve weeks ended June 19, 2018, primarily due to an increase in company-operated same store sales of 2.5% as well as additional restaurants open during 2018 compared to 2017. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.7% offset by a decrease in traffic of 1.2% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.2 million, or 6.3%, for the twelve weeks ended June 19, 2018, primarily due to an increase in franchise-operated same store sales of 4.2%, additional restaurants open during 2018 compared to 2017 as well as the impact of adopting new revenue recognition standards, partially offset by a reduction in initial fees.
Franchise Advertising Contributions
Franchise advertising contributions were $3.1 million for the twelve weeks ended June 19, 2018. There were no franchise advertising contributions for the twelve weeks ended June 20, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See footnote 2 to our Consolidated Financial Statements for more information regarding the requirements for the new revenue recognition standards.
Franchise Sublease Income
Franchise sublease income increased $0.1 million, or 11.0%, for the twelve weeks ended June 19, 2018, primarily due to increased rental income.
Food and Paper Costs
Food and paper costs increased $1.3 million, or 4.6% for the twelve weeks ended June 19, 2018 due to an increase in company restaurant sales and the impact of modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs were 27.4% for the twelve weeks ended June 19, 2018 compared to 27.7% for the twelve weeks ended June 20, 2017. This percentage decrease was the result of menu price increases partially offset by the impact of modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $2.2 million, or 6.7% for the twelve weeks ended June 19, 2018, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2018, a Los Angeles minimum wage increase on July 1, 2017 and an increase in payroll related taxes, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 32.3% for the twelve weeks ended June 19, 2018 compared to 31.9% for the twelve weeks ended June 20, 2017. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage and increased payroll tax expense discussed above, mostly offset by the impact of modest menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $1.7 million, or 8.2% for the twelve weeks ended June 19, 2018, primarily due to increases in advertising, occupancy costs, utilities and credit and debit card processing fees, partially offset by a decrease in repairs and maintenance expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.6% for the twelve weeks ended June 19, 2018 compared to 20.1% for the twelve weeks ended June 20, 2017. This percentage increase resulted primarily from increased advertising based on the timing of expenditures.

General and Administrative Expenses
General and administrative expenses increased $1.3 million, or 14.0% for the twelve weeks ended June 19, 2018, primarily due to an increase in stock-based compensation, legal and related expenses, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis, partially offset by a reduction in performance-based management incentive compensation. As a percentage of total revenue, general and administrative expense was 8.8% for the twelve weeks ended June 19, 2018 compared to 8.3% for the twelve weeks ended June 20, 2017. The increase as a percent of total revenue was due to the increases described above, partially offset by the decrease discussed above and the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses were $3.1 million for the twelve weeks ended June 19, 2018 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the twelve weeks ended June 20, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See footnote 2 to our Consolidated Financial Statements for more information regarding the requirements for the new revenue recognition standards.
Depreciation and Amortization
Depreciation and amortization expenses increased $0.6 million, or 10.8% for the twelve weeks ended June 19, 2018, primarily due to the addition of new property and equipment. As a percentage of total revenue, depreciation and amortization expenses was 5.0% for the twelve weeks ended June 19, 2018 compared to 4.9% for the twelve weeks ended June 20, 2017.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.7 million and $0.6 million for the twelve weeks ended June 19, 2018 and June 20, 2017, respectively.
Pre-opening Costs
Pre-opening costs were $0.2 million for both the twelve weeks ended June 19, 2018 and June 20, 2017 due to a similar level of pre-opening activity in each year.
Impairment of Long-Lived Assets
We recorded impairment charges of $1.7 million during the twelve weeks ended June 19, 2018 related to our evaluation of long-lived assets underlying two restaurants, in California and Georgia, which had indicators of impairment. No such impairment charges were recorded during the twelve weeks ended June 20, 2017.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $(24,000) for the twelve weeks ended June 19, 2018 compared to approximately $6,000 for the twelve weeks ended June 20, 2017. The current quarter activity primarily includes sublease income from leases which are treated as deemed landlord financing, partially offset by accretion expense. The twelve weeks ended June 20, 2017 includes accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.1 million and $0.3 million for the twelve weeks ended June 19, 2018 and June 20, 2017, respectively. Current year net loss on disposal of assets was primarily related to the closure of one company-operated restaurant. Prior year net loss on disposal of assets was primarily related to the closure of two company-operated restaurants, a loss on the sale of owned land and building for an existing company-operated restaurant and the replacement of certain leasehold improvements and restaurant equipment.
Interest Expense
Interest expense was $2.0 million and $1.6 million for the twelve weeks ended June 19, 2018 and June 20, 2017, respectively. The increase is primarily due to an increase in interest rates and a higher level of debt outstanding compared to the prior year.
Provision for Income Taxes
The effective income tax rates were 27.3% for the twelve weeks ended June 19, 2018 compared to 38.4% for the twelve weeks ended June 20, 2017. The provision for income taxes was $1.6 million for the twelve weeks ended June 19, 2018 and $3.3 million for the twelve weeks ended June 20, 2017. The income tax expense related to the twelve weeks ended June 19, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended June 20, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Twenty-Four Weeks Ended June 19, 2018 and Twenty-Four Weeks Ended June 20, 2017
The following table presents operating results for the twenty-four weeks ended June 19, 2018 and twenty-four weeks ended June 20, 2017, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	24 Weeks Ended
	June 19, 2018			June 20, 2017			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$214,909	93.3%		$205,244	95.9%		$9,665	4.7%
Franchise revenue	7,941	3.5		7,516	3.5		425	5.7
Franchise advertising contributions	6,072	2.6		—	—		6,072	*
Franchise sublease income	1,445	0.6		1,166	0.5		279	23.9
Total revenue	230,367	100.0		213,926	100.0		16,441	7.7
Operating expenses
Restaurant operating expenses:
Food and paper costs	59,055	27.5	(1)	56,688	27.6	(1)	2,367	4.2
Labor and related expenses	70,240	32.7	(1)	66,406	32.4	(1)	3,834	5.8
Occupancy and other operating expenses	44,613	20.8	(1)	41,636	20.3	(1)	2,977	7.2
Total restaurant operating expenses	173,908	80.9	(1)	164,730	80.3	(1)	9,178	5.6
General and administrative	20,750	9.0		18,360	8.6		2,390	13.0
Franchise advertising expenses	6,072	2.6		—	—		6,072	*
Depreciation and amortization	11,761	5.1		10,381	4.9		1,380	13.3
Occupancy and other-franchise subleases	1,289	0.6		1,083	0.5		206	19.0
Pre-opening costs	641	0.3		177	0.1		464	*
Impairment of long-lived assets	1,661	0.7		—	—		1,661	*
Restaurant closure charges, net	(37)	*		15	*		(52)	*
Loss on disposal of assets, net	180	0.1		291	0.1		(111)	(38.1)
Total operating expenses	216,225	93.9		195,037	91.2		21,188	10.9
Income from operations	14,142	6.1		18,889	8.8		(4,747)	(25.1)
Other expense
Interest expense	3,922	1.7		3,170	1.5		752	23.7
Total other expense	3,922	1.7		3,170	1.5		752	23.7
Income from operations before provision for income taxes	10,220	4.4		15,719	7.3		(5,499)	(35.0)
Provision for income taxes	2,781	1.2		6,151	2.9		(3,370)	(54.8)
Net income	$7,439	3.2%		$9,568	4.5%		$(2,129)	(22.3)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $9.7 million, or 4.7%, for the twenty-four weeks ended June 19, 2018, primarily due to an increase in company-operated same store sales of 2.6% as well as additional restaurants open during 2018 compared to 2017. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.2% offset by a decrease in traffic of 0.6% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.4 million, or 5.7%, for the twenty-four weeks ended June 19, 2018, primarily due to an increase in franchise-operated same store sales of 4.7% and additional restaurants open during 2018 compared to 2017 as well as the impact of adopting new revenue recognition standards, partially offset by a reduction in initial fees.
Franchise Advertising Contributions
Franchise advertising contributions were $6.1 million for the twenty-four weeks ended June 19, 2018. There were no franchise advertising contributions for the twenty-four weeks ended June 20, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See footnote 2 to our Consolidated Financial Statements for more information regarding the requirements for the new revenue recognition standards.
Franchise Sublease Income
Franchise sublease income increased $0.3 million, or 23.9%, for the twenty-four weeks ended June 19, 2018, primarily due to the sale of company-operated stores to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs increased $2.4 million, or 4.2% for the twenty-four weeks ended June 19, 2018 due to an increase in company restaurant sales and the impact of modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs were 27.5% for the twenty-four weeks ended June 19, 2018 compared to 27.6% for the twenty-four weeks ended June 20, 2017. This percentage decrease was the result of menu price increases that were mostly offset by the impact of modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $3.8 million, or 5.8% for the twenty-four weeks ended June 19, 2018, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2018, a Los Angeles minimum wage increase on July 1, 2017 and an increase in payroll related taxes, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 32.7% for the twenty-four weeks ended June 19, 2018 compared to 32.4% for the twenty-four weeks ended June 20, 2017. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage and increased payroll tax expense discussed above, mostly offset by the impact of modest menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.0 million, or 7.2% for the twenty-four weeks ended June 19, 2018, primarily due to increases in advertising, occupancy costs, utilities, supplies and credit and debit card processing fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.8% for the twenty-four weeks ended June 19, 2018 compared to 20.3% for the twenty-four weeks ended June 20, 2017. This percentage increase resulted primarily from increased advertising based on the timing of expenditures, as well as the increased occupancy costs and credit and debit card processing fees discussed above.

General and Administrative Expenses
General and administrative expenses increased $2.4 million, or 13.0% for the twenty-four weeks ended June 19, 2018, primarily due to an increase in stock-based compensation, legal and related expenses, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis, partially offset by a reduction in performance-based management incentive compensation. As a percentage of total revenue, general and administrative expense was 9.0% for the twenty-four weeks ended June 19, 2018 compared to 8.6% for the twenty-four weeks ended June 20, 2017. The increase as a percent of total revenue was due to the increases described above, partially offset by the decrease discussed above and the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses were $6.1 million for the twenty-four weeks ended June 19, 2018 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the twenty-four weeks ended June 20, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See footnote 2 to our Consolidated Financial Statements for more information regarding the requirements for the new revenue recognition standards.
Depreciation and Amortization
Depreciation and amortization expenses increased $1.4 million, or 13.3% for the twenty-four weeks ended June 19, 2018, primarily due to the addition of new property and equipment and the write-off of a franchise right asset related to the franchise restaurant that closed in the first quarter. As a percentage of total revenue, depreciation and amortization expenses was 5.1% for the twenty-four weeks ended June 19, 2018 compared to 4.9% for the twenty-four weeks ended June 20, 2017.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $1.3 million and $1.1 million for the twenty-four weeks ended June 19, 2018 and June 20, 2017, respectively. The increase was primarily due to sublease expense related to the sale of company-operated restaurants to franchisees during the first quarter of 2017.
Pre-opening Costs
Pre-opening costs were $0.6 million for the twenty-four weeks ended June 19, 2018 compared to $0.2 million for the twenty-four weeks ended June 20, 2017. The increase was due to an increased level of pre-opening activity compared to the prior year.
Impairment of Long-Lived Assets
We recorded impairment charges of $1.7 million during the twenty-four weeks ended June 19, 2018 related to our evaluation of long-lived assets underlying two restaurants, in California and Georgia, which had indicators of impairment. No such impairment charges were recorded during the twenty-four weeks ended June 20, 2017.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $(37,000) for the twenty-four weeks ended June 19, 2018 compared to approximately $15,000 for the twenty-four weeks ended June 20, 2017. The current year activity primarily includes sublease income from leases which are treated as deemed landlord financing, partially offset by accretion expense. The twenty-four weeks ended June 20, 2017 includes accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.2 million and $0.3 million for the twenty-four weeks ended June 19, 2018 and June 20, 2017, respectively. Current year net loss was primarily related to the closure of one company-operated restaurant and the write-off of leasehold improvements associated with two temporary company restaurant closures, mostly offset by insurance recovery and a gain on the disposal of assets. The two temporary closures were related to a fire at one restaurant and a construction defect matter at another restaurant. We expect to record future gains related to additional insurance proceeds and legal recoveries and expect the temporary closures will impact per week operating results until the restaurants reopen in the fourth quarter of 2018 or first half of 2019. Prior year loss was primarily related to the closure of two company-operated restaurants, a loss on the sale of owned land and building for an existing company-operated restaurant and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated stores to franchisees.

Interest Expense
Interest expense was $3.9 million and $3.2 million for the twenty-four weeks ended June 19, 2018 and June 20, 2017, respectively. The increase is primarily due to an increase in interest rates and a higher level of debt outstanding compared to the prior year.
Provision for Income Taxes
The effective income tax rates were 27.2% for the twenty-four weeks ended June 19, 2018 compared to 39.1% for the twenty-four weeks ended June 20, 2017. The provision for income taxes was $2.8 million for the twenty-four weeks ended June 19, 2018 and $6.2 million for the twenty-four weeks ended June 20, 2017. The income tax expense related to the twenty-four weeks ended June 19, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twenty-four weeks ended June 20, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $13.1 million at June 19, 2018 and available borrowing capacity of $79.1 million at June 19, 2018 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	24 Weeks Ended
	June 19, 2018	June 20, 2017
Net cash provided by (used in)
Operating activities	$29,723	$24,814
Investing activities	(17,674)	(5,359)
Financing activities	(5,462)	(23,325)
Net increase (decrease) in cash	$6,587	$(3,870)

Cash Flows Provided by Operating Activities
In the twenty-four weeks ended June 19, 2018, cash flows provided by operating activities were $29.7 million. The cash flows provided by operating activities resulted from net income of $7.4 million, non-cash adjustments for asset depreciation and amortization of $11.7 million, stock-based compensation of $2.6 million, deferred income taxes of $0.5 million, restaurant closure charges of $0.1 million, a loss on disposal of assets of $0.2 million, impairment of long-lived assets of $1.7 million and net working capital requirements of $5.5 million.
In the twenty-four weeks ended June 20, 2017, cash flows provided by operating activities were $24.8 million. The cash flows provided by operating activities resulted from net income of $9.6 million, non-cash adjustment for asset depreciation and amortization of $10.3 million, stock-based compensation of $2.1 million, deferred income taxes of $0.8 million, loss on disposal of assets of $0.3 million and net working capital requirements of $1.7 million.
Cash Flows Used in Investing Activities
In the twenty-four weeks ended June 19, 2018, cash flows used in investing activities were $17.7 million, which were primarily the result of purchase of property and equipment and other assets of $18.3 million, partially offset by proceeds from the disposal of property and equipment for $0.6 million.
In the twenty-four weeks ended June 20, 2017, cash flows used in investing activities were $5.4 million, which were primarily the result of the purchase of property and equipment and other assets of $15.3 million, partially offset by proceeds from the disposal of property and equipment of $7.7 million and proceeds from the sale of five company-operated restaurants for $2.2 million.
Cash Flows Used in Financing Activities
In the twenty-four weeks ended June 19, 2018, cash flows used in financing activities were $5.5 million. The cash flows used in financing activities were primarily the result of the repurchase of 407,821 shares of our common stock and 20,943 warrants for an aggregate purchase price of $4.8 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $0.7 million, offset by proceeds from exercise of stock options of $0.1 million. In addition, during the twenty-four weeks ended June 19, 2018, we borrowed $5.0 million on the revolving credit facility and made payments of $5.0 million on the revolving credit facility.
In the twenty-four weeks ended June 20, 2017, cash flows used in financing activities were $23.3 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 641,165 shares of our common stock and 400,000 warrants for an aggregate purchase price of $9.5 million, including incremental direct costs to acquire the shares and warrants, payments on capital lease and deemed landlord financing totaling $0.7 million and payments of tax withholding of $0.1 million related to restricted stock vesting. During the twenty-four weeks ended June 20, 2017, we borrowed $6.0 million on the revolving credit facility and made payments of $19.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of June 19, 2018.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At June 19, 2018, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.7%. As of June 19, 2018 there were $153.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $17.9 million. Unused borrowing capacity at June 19, 2018 was $79.1 million.

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
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 19, 2018, we repurchased (1) 407,821 shares of common stock for an average purchase price per share of $11.57 for an aggregate cost of approximately $4.7 million, including incremental direct costs to acquire the shares, and (2) 11,132 warrants for an average price per warrant of $2.68 for an aggregate cost of approximately $30,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 19, 2018, we repurchased (1) 407,821 shares of common stock for an average purchase price per share of $11.57 for an aggregate cost of approximately $4.7 million, including incremental direct costs to acquire the shares, and (2) 20,943 warrants for an average price per warrant of $3.00 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. As of June 19, 2018 and July 23, 2018, there was approximately $16.2 million and $41.2 million, respectively, remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 19, 2018	June 20, 2017	June 19, 2018	June 20, 2017
Company restaurant sales	$109,800	$104,022	$214,909	$205,244
Restaurant operating expenses	88,131	82,873	173,908	164,730
Restaurant contribution	$21,669	$21,149	$41,001	$40,514
Restaurant contribution margin	19.7%	20.3%	19.1%	19.7%

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 19, 2018	June 20, 2017	June 19, 2018	June 20, 2017
Net income	$4,210	$5,330	$7,439	$9,568
Non-GAAP adjustments:
Provision for income taxes	1,582	3,319	2,781	6,151
Interest expense	2,012	1,627	3,922	3,170
Depreciation and amortization	5,847	5,278	11,761	10,381
EBITDA	13,651	15,554	25,903	29,270
Stock-based compensation expense (a)	1,360	1,080	2,634	2,149
Loss on disposal of assets, net (b)	87	340	180	291
Restaurant closure charges, net (c)	(24)	6	(37)	15
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(132)	(145)	(250)	(292)
Pre-opening costs (e)	199	151	641	177
Impairment of long-lived assets (f)	1,661	—	1,661	—
Adjusted EBITDA	$16,802	$16,986	$30,732	$31,610

(a)	Includes non-cash, stock-based compensation.

(b)
Loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net of amortization of deferred gains on asset sales associated with sale-leaseback transactions, gains or losses recorded associated with the sale of company-operated restaurants to franchisees.

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

(f)	Includes costs related to impairment of long-lived assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of June 19, 2018, we had outstanding variable rate borrowings of $153.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016 and $10.50 per hour on January 1, 2017. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 in 2018 and will then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 332 restaurants in California of which 223 are company-operated and 109 are franchise-operated (does not include those restaurants in special jurisdictions noted below).
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
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017, and $13.25 per hour on July 1, 2018. This impacted two company-operated restaurants.
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

On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 on July 1, 2017 and $13.25 per hour on July 1, 2018. The minimum wage will increase every year to $15.00 per hour on July 1, 2020. This ordinance impacted one company-operated restaurant.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018 filed with the SEC on March 15, 2018. There have been no material changes in any of our critical accounting policies during the twelve week period ended June 19, 2018, except as described in Note 2 of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended June 19, 2018, the Company repurchased (1) 407,821 shares of common stock for an average price per share of $11.57 for an aggregate cost of approximately $4.7 million, including incremental direct costs to acquire the shares, and (2) 11,132 warrants for an average price per warrant of $2.68 for an aggregate cost of approximately $30,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 19, 2018, the Company repurchased (1) 407,821 shares of common stock for an average price per share of $11.57 for an aggregate cost of approximately $4.7 million, including incremental direct costs to acquire the shares, and (2) 20,943 warrants for an average price per warrant of $3.00 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of June 19, 2018. As of June 19, 2018 and July 23, 2018, there was approximately $16.2 million and $41.2 million, respectively, remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended June 19, 2018. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
March 28, 2018 - April 24, 2018	—	—	$—	$—	—	—	$20,903,780
April 25, 2018 - May 22, 2018	332,670	3,368	$11.53	$2.45	332,670	3,368	$17,059,843
May 23, 2018 - June 19, 2018	75,151	7,764	$11.74	$2.78	75,151	7,764	$16,155,987
Total	407,821	11,132	$11.57	$2.68	407,821	11,132	$16,155,987

Item 6. Exhibits

Exhibit No.	Description

10.1	First Amendment to Del Taco Restaurants, Inc. Omnibus Incentive Plan.

10.2	First Amendment dated February 29, 2016 to Credit Agreement dated as of August 4, 2015.

10.3	Second Amendment dated August 22, 2016 to Credit Agreement dated as of August 4, 2015.

10.4	Third Amendment dated July 23, 2018 to Credit Agreement dated as of August 4, 2015.

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: July 26, 2018

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)