Form 10-Q
period 2018-09-11
Del Taco Restaurants, Inc.
filed 2018-10-18
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 11, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 17, 2018, there were 37,764,159 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 11, 2018 (Unaudited) and January 2, 2018	1
Unaudited Consolidated Statements of Comprehensive Income for the Twelve and Thirty-Six Weeks Ended September 11, 2018 and the Twelve and Thirty-Six Weeks Ended September 12, 2017	2
Unaudited Consolidated Statements of Cash Flows for the Thirty-Six Weeks Ended September 11, 2018 and the Thirty-Six Weeks Ended September 12, 2017	3
Notes to Consolidated Financial Statements (Unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Control and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6. Exhibits	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 11, 2018	January 2, 2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,628	$6,559
Accounts and other receivables, net	3,565	3,828
Inventories	2,596	2,712
Prepaid expenses and other current assets	4,793	6,784
Total current assets	17,582	19,883
Property and equipment, net	172,094	156,124
Goodwill	321,531	320,638
Trademarks	220,300	220,300
Intangible assets, net	19,450	21,498
Other assets, net	4,562	3,881
Total assets	$755,519	$742,324
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,172	$18,759
Other accrued liabilities	40,706	35,257
Current portion of capital lease obligations and deemed landlord financing liabilities	1,109	1,415
Total current liabilities	61,987	55,431
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	169,174	170,639
Deferred income taxes	69,137	68,574
Other non-current liabilities	31,945	31,431
Total liabilities	332,243	326,075
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,066,801 shares issued and outstanding at September 11, 2018; 38,434,274 shares issued and outstanding at January 2, 2018	4	4
Additional paid-in capital	343,412	349,334
Accumulated other comprehensive income	357	14
Retained earnings	79,503	66,897
Total shareholders’ equity	423,276	416,249
Total liabilities and shareholders’ equity	$755,519	$742,324
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		36 Weeks Ended
	September 11, 2018	September 12, 2017	September 11, 2018	September 12, 2017
Revenue:
Company restaurant sales	$109,559	$106,298	$324,468	$311,542
Franchise revenue	4,308	3,978	12,249	11,494
Franchise advertising contributions	3,155	—	9,227	—
Franchise sublease income	808	712	2,253	1,878
Total revenue	117,830	110,988	348,197	324,914
Operating expenses:
Restaurant operating expenses:
Food and paper costs	29,601	29,648	88,656	86,336
Labor and related expenses	35,301	33,635	105,541	100,041
Occupancy and other operating expenses	22,844	22,608	67,457	64,243
General and administrative	9,606	8,817	30,356	27,177
Franchise advertising expenses	3,155	—	9,227	—
Depreciation and amortization	5,855	5,522	17,616	15,903
Occupancy and other - franchise subleases	762	654	2,051	1,738
Pre-opening costs	259	354	900	531
Impairment of long-lived assets	—	—	1,661	—
Restaurant closure charges, net	672	(16)	635	(1)
Loss on disposal of assets, net	580	233	760	524
Total operating expenses	108,635	101,455	324,860	296,492
Income from operations	9,195	9,533	23,337	28,422
Other expense, net
Interest expense	2,062	1,628	5,984	4,798
Other income	(523)	—	(523)	—
Total other expense, net	1,539	1,628	5,461	4,798
Income from operations before provision for income taxes	7,656	7,905	17,876	23,624
Provision for income taxes	1,782	2,804	4,563	8,955
Net income	5,874	5,101	13,313	14,669
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	23	(35)	312	(271)
Reclassification of interest rate cap amortization included in net income	15	—	31	—
Total other comprehensive income (loss)	38	(35)	343	(271)
Comprehensive income	$5,912	$5,066	$13,656	$14,398
Earnings per share:
Basic	$0.15	$0.13	$0.35	$0.38
Diluted	$0.15	$0.13	$0.34	$0.37
Weighted-average shares outstanding
Basic	38,191,335	38,695,099	38,310,842	38,744,963
Diluted	39,391,284	39,839,571	39,108,573	40,016,062
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	36 Weeks Ended
	September 11, 2018	September 12, 2017
Operating activities
Net income	$13,313	$14,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,616	15,903
Amortization of favorable and unfavorable lease assets and liabilities, net	(602)	(521)
Amortization of deferred financing costs, debt discount and interest rate cap	297	267
Stock-based compensation	4,079	3,340
Impairment of long-lived assets	1,661	—
Deferred income taxes	698	2,607
Loss on disposal of assets, net	760	524
Restaurant closure charges	604	125
Changes in operating assets and liabilities:
Accounts and other receivables, net	263	788
Inventories	116	76
Prepaid expenses and other current assets	1,993	(69)
Other assets	9	(84)
Accounts payable	649	3,633
Other accrued liabilities	1,732	2,319
Other non-current liabilities	1,120	283
Net cash provided by operating activities	44,308	43,860
Investing activities
Purchases of property and equipment	(30,575)	(30,122)
Proceeds from disposal of property and equipment, net	1,323	7,733
Purchases of other assets	(1,107)	(705)
Acquisition of franchisees	(1,841)	—
Proceeds from sale of company-operated restaurants	—	2,192
Net cash used in investing activities	(32,200)	(20,902)
Financing activities
Repurchase of common stock and warrants	(7,810)	(10,711)
Payment of tax withholding related to restricted stock vesting	(2,378)	(1,923)
Payments on capital leases and deemed landlord financing	(1,038)	(1,133)
Proceeds from revolving credit facility	17,000	19,000
Payments on revolving credit facility	(18,000)	(30,000)
Proceeds from exercise of stock options	187	36
Net cash used in financing activities	(12,039)	(24,731)
Increase (decrease) in cash and cash equivalents	69	(1,773)
Cash and cash equivalents at beginning of period	6,559	8,795
Cash and cash equivalents at end of period	$6,628	$7,022
Supplemental cash flow information:
Cash paid during the period for interest	$5,513	$4,355
Cash paid during the period for income taxes	675	4,743
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$3,967	$5,552
Write-offs of accounts receivables	26	—
Amortization of interest rate cap into net income, net of tax	31	—
Change in other asset for fair value of interest rate cap recorded to other comprehensive income (loss), net of tax	312	(271)
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 11, 2018, there were 317 company-operated and 250 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At September 12, 2017, there were 305 company-operated and 253 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2018 is a fifty-two week period ending January 1, 2019. Fiscal year 2017 is the fifty-two week period ended January 2, 2018. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2018, the Company’s accompanying financial statements reflect the twelve weeks ended September 11, 2018. For fiscal year 2017, the Company’s accompanying financial statements reflect the twelve weeks ended September 12, 2017.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with certain practical expedients available. The Company plans to adopt the requirements of the new lease standard effective January 2, 2019, the first day of fiscal year 2019, and apply a modified retrospective adoption method. The Company anticipates taking advantage of the practical expedient options which allow an entity to not reassess whether any existing or expired contracts contain leases, not reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases, and we are further evaluating other optional practical expedients and policy elections. The Company is in the process of implementing changes to its systems and processes in conjunction with its review of existing lease agreements. The cumulative effect of adoption will be recorded to retained earnings in the period of adoption. Based on a preliminary assessment, the Company expects that substantially all of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption, resulting in a material increase in the assets and liabilities on the Company's consolidated balance sheets.  The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures. The Company will adopt ASU No. 2016-02 during the first quarter of fiscal 2019.
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
During the twelve and thirty-six weeks ended September 11, 2018, the Company recognized approximately $12,000 and $40,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 2, 2018 as a result of the adoption of Topic 606.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of September 11, 2018 is as follows (in thousands):

FY 2018	$21
FY 2019	69
FY 2020	67
FY 2021	65
FY 2022	65
Thereafter	805
Total Deferred Franchise Fees	$1,092
Advertising
The adoption of the new guidance changed the reporting of advertising contributions from franchisees and the related advertising expenses, which were not previously included in the consolidated statements of comprehensive income. Topic 606 requires these franchise advertising contributions and expenses to be reported on a gross basis in the consolidated statements of comprehensive income, which impacted our total revenues and expenses. However, the franchise advertising contributions and expenses are expected to be largely offsetting and therefore does not have a significant impact on reported net income. The current year impact to revenue for franchise advertising contributions and to expenses for franchise advertising expenses for the twelve and thirty-six weeks ended September 11, 2018 was an increase of $3.1 million and $9.2 million, respectively, for both revenue and expenses as a result of applying Topic 606.
Other Revenue Transactions
Certain other franchise expenses have previously been recorded net of the related fees received from franchisees. Under Topic 606, the Company is now including these revenues and expenditures on a gross basis within the consolidated statements of comprehensive income. While this change materially impacted the gross amount of reported franchise revenue and related expenses on the consolidated statements of comprehensive income, the impact is an offsetting increase to both revenue and expense such that there is not a significant, if any, impact on operating income and net income. The current year impact to revenues for the twelve and thirty-six weeks ended September 11, 2018 was an increase of approximately $0.2 million and $0.5 million, respectively, as a result of applying Topic 606, with an offsetting increase in expenses.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Comparison to Amounts if Previous Standards Had Been in Effect

The following tables reflect the impact of the adoption of Topic 606 on the Company's consolidated balance sheet as of September 11, 2018 and on the Company's consolidated statements of comprehensive income and cash flows from operating activities for the thirty-six weeks ended September 11, 2018 and the amounts as if Topic 605 was in effect ("Amounts Under Previous Standards") (in thousands):

	September 11, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,172	$—	$20,172
Other accrued liabilities	40,706	—	40,706
Current portion of capital lease obligations and deemed landlord financing liabilities	1,109	—	1,109
Total current liabilities	61,987	—	61,987
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	169,174	—	169,174
Deferred income taxes	69,137	296	69,433
Other non-current liabilities	31,945	(1,092)	30,853
Total liabilities	332,243	(796)	331,447
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid-in capital	343,412	—	343,412
Accumulated other comprehensive income	357	—	357
Retained earnings	79,503	796	80,299
Total shareholders’ equity	423,276	796	424,072
Total liabilities and shareholders’ equity	$755,519	$—	$755,519

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	12 Weeks Ended September 11, 2018			36 Weeks Ended September 11, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Revenue:
Company restaurant sales	$109,559	$—	$109,559	$324,468	$—	$324,468
Franchise revenue	4,308	(176)	4,132	12,249	(423)	11,826
Franchise advertising contributions	3,155	(3,155)	—	9,227	(9,227)	—
Franchise sublease income	808	—	808	2,253	—	2,253
Total revenue	117,830	(3,331)	114,499	348,197	(9,650)	338,547
Operating expenses:
Restaurant operating expenses:
Food and paper costs	29,601	—	29,601	88,656	—	88,656
Labor and related expenses	35,301	—	35,301	105,541	—	105,541
Occupancy and other operating expenses	22,844	—	22,844	67,457	—	67,457
General and administrative	9,606	(201)	9,405	30,356	(545)	29,811
Franchise advertising expenses	3,155	(3,155)	—	9,227	(9,227)	—
Depreciation and amortization	5,855	—	5,855	17,616	—	17,616
Occupancy and other - franchise subleases	762	—	762	2,051	—	2,051
Pre-opening costs	259	—	259	900	—	900
Impairment of long-lived assets	—	—	—	1,661	—	1,661
Restaurant closure charges, net	672	—	672	635	—	635
Loss on disposal of assets, net	580	—	580	760	—	760
Total operating expenses	108,635	(3,356)	105,279	324,860	(9,772)	315,088
Income from operations	9,195	25	9,220	23,337	122	23,459
Other expense, net
Interest expense	2,062	—	2,062	5,984	—	5,984
Other income	(523)	—	—	(523)	—	(523)
Total other expense, net	1,539	—	2,062	5,461	—	5,461
Income from operations before provision for income taxes	7,656	25	7,158	17,876	122	17,998
Provision for income taxes	1,782	7	1,789	4,563	33	4,596
Net income	5,874	18	5,369	13,313	89	13,402
Other comprehensive income:
Change in fair value of interest rate cap, net of tax	23	—	23	312	—	312
Reclassification of interest rate cap amortization included in net income	15	—	15	31	—	31
Total other comprehensive income	38	—	38	343	—	343
Comprehensive income	$5,912	$18	$5,407	$13,656	$89	$13,745
Earnings per share:
Basic	$0.15	$(0.01)	$0.14	$0.35	$—	$0.35
Diluted	$0.15	$(0.01)	$0.14	$0.34	$—	$0.34

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	36 Weeks Ended September 11, 2018
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Operating activities
Net income	$13,313	$89	$13,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,616	—	17,616
Amortization of favorable and unfavorable lease assets and liabilities, net	(602)	—	(602)
Amortization of deferred financing costs and debt discount	297	—	297
Stock-based compensation	4,079	—	4,079
Impairment of long-lived assets	1,661	—	1,661
Deferred income taxes	698	33	731
Loss on disposal of assets, net	760	—	760
Restaurant closure charges	604	—	604
Changes in operating assets and liabilities:
Accounts and other receivables, net	263	—	263
Inventories	116	—	116
Prepaid expenses and other current assets	1,993	—	1,993
Other assets	9	—	9
Accounts payable	649	—	649
Other accrued liabilities	1,732	—	1,732
Other non-current liabilities	1,120	(122)	998
Net cash provided by operating activities	$44,308	$—	$44,308
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
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets
The company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. During the thirty-six weeks ended September 11, 2018, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $1.7 million related to two restaurants. The Company wrote-off the value of leasehold improvements and other equipment based on the estimate of future recoverable cash flows. No such impairment charges were recorded during the thirty-six weeks ended September 12, 2017.
Restaurant Closure Charges, Net
At both September 11, 2018 and January 2, 2018, the restaurant closure liability is $2.8 million. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
The following table represents other restaurant closure liability activity related to restaurant closures prior to 2015 and sublease income shortfalls (in thousands):

Total
Balance at January 2, 2018	$1,213
Charges for accretion in current period	49
Cash payments	(406)
Balance at September 11, 2018	$856
The current portion of the restaurant closure liability is $0.2 million at September 11, 2018 and $0.5 million at January 2, 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.7 million at both September 11, 2018 and January 2, 2018 and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the thirty-six weeks ended September 11, 2018, the Company recorded accretion expense related to the closures and net adjustments of $0.5 million to the lease termination liability for two restaurants due to changes in estimates, offset by $0.2 million of sublease income from leases which are treated as deemed landlord financing. A summary of the restaurant closure liability activity, all of which relates to contract termination costs, for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 2, 2018	$1,611
Charges for accretion in current period	45
Cash payments	(246)
Adjustments to estimates based on current activity	510
Balance at September 11, 2018	$1,920
The current portion of the restaurant closure liability is $0.5 million at September 11, 2018 and $0.3 million at January 2, 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.4 million and $1.3 million at September 11, 2018 and January 2, 2018, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
4. Franchise Acquisitions
The Company acquired four franchise-operated restaurants during the thirty-six weeks ended September 11, 2018, of which one closed prior to the completion of the purchase. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. There were no franchise acquisitions during the thirty-six weeks ended September 12, 2017. The following table provides detail of the combined acquisitions for the thirty-six weeks ended September 11, 2018 (dollars in thousands):

September 11, 2018
Franchise-operated restaurants acquired from franchisees	4

Goodwill	$893
Property and equipment	798
Reacquired franchise rights	150
Total Consideration	$1,841
During the thirty-six weeks ended September 11, 2018, the Company wrote-off $0.6 million of unfavorable lease liabilities related to franchise subleases, offset by $0.1 million of straight line deferred rent assets (included in other assets) which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants.
5. Goodwill and other Intangible Assets
Goodwill was $321.5 million at September 11, 2018 compared to $320.6 million at January 2, 2018. The change is due to the purchase of four franchise-operated restaurants as described in more detail in Note 4.
There have been no changes in the carrying amount of trademarks since January 2, 2018.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company’s other intangible assets at September 11, 2018 and January 2, 2018 consisted of the following (in thousands):

	September 11, 2018			January 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$13,591	$(5,494)	$8,097	$13,744	$(4,442)	$9,302
Franchise rights	15,162	(4,146)	11,016	15,284	(3,282)	12,002
Reacquired franchise rights	417	(80)	337	243	(49)	194
Total amortized other intangible assets	$29,170	$(9,720)	$19,450	$29,271	$(7,773)	$21,498

During the thirty-six weeks ended September 11, 2018, the Company wrote-off $0.2 million of favorable lease assets related to the termination of three leases and $0.1 million of franchise rights associated with the closure of one franchise-operated restaurant. The Company reclassified $24,000 of franchise rights as reacquired franchise rights related to the Company's acquisition of one franchise-operated restaurant and acquired $0.2 million of reacquired franchise rights in connection with the Company's purchase of three franchise-operated restaurants (see Note 4).
6. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, capital lease obligations and deemed landlord financing liabilities at September 11, 2018 and January 2, 2018 consisted of the following (in thousands):

	September 11, 2018	January 2, 2018
2015 Senior Credit Facility, net of debt discount of $547 and $747 and deferred financing costs of $185 and $252 at September 11, 2018 and January 2, 2018, respectively	$151,268	$152,001
Total outstanding indebtedness	151,268	152,001
Obligations under capital leases and deemed landlord financing liabilities	19,015	20,053
Total debt	170,283	172,054
Less: amounts due within one year	1,109	1,415
Total amounts due after one year, net	$169,174	$170,639

At September 11, 2018 and January 2, 2018, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 11, 2018. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At September 11, 2018, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.8%. At September 11, 2018, the Company had a total of $80.7 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $152.0 million of outstanding borrowings and letters of credit outstanding of $17.3 million which reduce availability under the 2015 Senior Credit Facility.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

7. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. As of September 11, 2018, one-month LIBOR was 2.1%. During the twelve weeks ended September 11, 2018, the Company received payments totaling approximately $10,000 related to the 2016 Interest Rate Cap Agreement. During the period from July 1, 2016 through September 11, 2018, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended September 11, 2018.
During the twelve weeks and thirty-six weeks ended September 11, 2018, the Company reclassified approximately $15,000 and $31,000, respectively, of interest expense related to the hedges of these transactions into earnings. As of September 11, 2018, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at September 11, 2018 remain constant, $0.3 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 18 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.1 million is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through September 11, 2018 was included in accumulated other comprehensive income.
8. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of September 11, 2018 and January 2, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.8 million and $0.3 million at September 11, 2018 and January 2, 2018, respectively, and is included in other assets in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company's assets and liabilities measured at fair value on a recurring basis as of September 11, 2018 and January 2, 2018 were as follows (in thousands):

	September 11, 2018 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$770	$—	$770	$—
Total assets measured at fair value	$770	$—	$770	$—

	January 2, 2018	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$332	$—	$332	$—
Total assets measured at fair value	$332	$—	$332	$—
9. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	September 11, 2018	January 2, 2018
Employee compensation and related items	$12,268	$12,945
Accrued insurance	6,417	7,232
Accrued sales tax	4,811	3,987
Accrued real property tax	2,186	1,331
Accrued advertising	1,324	728
Accrued income tax payable	1,200	—
Restaurant closure liability	658	794
Other	11,842	8,240
	$40,706	$35,257

A summary of other non-current liabilities follows (in thousands):

	September 11, 2018	January 2, 2018
Unfavorable lease liabilities	$12,661	$14,469
Insurance reserves	7,647	5,965
Deferred rent liability	3,607	2,972
Deferred development and initial franchise fees	2,600	1,335
Restaurant closure liability	2,118	2,030
Unearned trade discount, non-current	863	1,149
Deferred gift card income	589	1,234
Other	1,860	2,277
	$31,945	$31,431

During the thirty-six weeks ended September 11, 2018, the Company wrote-off $0.6 million of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 4 for more information).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

10. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At September 11, 2018, there were 878,601 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.5 million and $1.2 million for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively, and $4.1 million and $3.3 million for the thirty-six weeks ended September 11, 2018 and September 12, 2017, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of September 11, 2018 and changes during the period from January 2, 2018 through September 11, 2018 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2018	1,088,910	$11.92
Granted	594,619	13.88
Vested	(425,873)	11.85
Forfeited	(8,750)	13.56
Nonvested at September 11, 2018	1,248,906	$12.87
For the thirty-six weeks ended September 11, 2018 and September 12, 2017, the Company made payments of $2.4 million and $1.9 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 168,484 and 140,209 shares withheld, respectively. As of September 11, 2018, there was $11.9 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Stock Options
A summary of stock option activity as of September 11, 2018 and changes during the period from January 2, 2018 through September 11, 2018 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 2, 2018	417,000	$11.04	5.5	$641
Granted	106,000	14.04
Exercised	(18,000)	10.36
Forfeited/Expired	(40,000)	11.18
Options outstanding at September 11, 2018	465,000	$11.74	5.3	$672
Options exercisable at September 11, 2018	191,496	$10.53	4.4	$422
Options exercisable and expected to vest at September 11, 2018	430,834	$11.64	5.2	$650
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 2, 2018 and September 11, 2018, respectively.
As of September 11, 2018, there was $1.0 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.7 years.
11. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 11, 2018, the Company repurchased (1) 235,041 shares of common stock for an average price per share of $12.74 for an aggregate cost of approximately $3.0 million, including incremental direct costs to acquire the shares, and (2) 5,972 warrants for an average price per warrant of $3.07 for an aggregate cost of approximately $18,000, including incremental direct costs to acquire the warrants. During the thirty-six weeks ended September 11, 2018, the Company repurchased (1) 642,862 shares of common stock for an average price per share of $12.00 for an aggregate cost of approximately $7.7 million, including incremental direct costs to acquire the shares, and (2) 26,915 warrants for an average price per warrant of $3.02 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of September 11, 2018. As of September 11, 2018, there was approximately $38.1 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		36 Weeks Ended
	September 11, 2018	September 12, 2017	September 11, 2018	September 12, 2017
Numerator:
Net income	$5,874	$5,101	$13,313	$14,669
Denominator:
Weighted-average shares outstanding - basic	38,191,335	38,695,099	38,310,842	38,744,963
Dilutive effect of unvested restricted stock	309,973	319,624	333,815	430,589
Dilutive effect of stock options	43,829	30,477	24,697	25,673
Dilutive effect of warrants	846,147	794,371	439,219	814,837
Weighted-average shares outstanding - diluted	39,391,284	39,839,571	39,108,573	40,016,062
Net income per share - basic	$0.15	$0.13	$0.35	$0.38
Net income per share - diluted	$0.15	$0.13	$0.34	$0.37
Antidilutive stock options and unvested restricted stock awards excluded from the computations	664,760	469,691	307,718	188,369
13. Income Taxes
The effective income tax rates were 23.3% and 35.5% for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively. The provision for income taxes was $1.8 million and $2.8 million for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively. The effective income tax rates were 25.5% and 37.9% for the thirty-six weeks ended September 11, 2018 and September 12, 2017, respectively. The provision for income taxes was $4.6 million and $9.0 million for the thirty-six weeks ended September 11, 2018 and September 12, 2017, respectively.
The income tax expense for the twelve weeks ended September 11, 2018 is driven by the estimated effective income tax rate of 23.3% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, reduced by higher stock compensation expense deductible for tax related to the June 30, 2018 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits. The income tax expense for the twelve weeks ended September 12, 2017 is driven by the estimated effective income tax rate of 35.5% which primarily consists of statutory federal and state tax rates based on apportioned income, reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits.
The income tax expense for the thirty-six weeks ended September 11, 2018 is driven by the estimated effective income tax rate of 25.5% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, reduced by higher stock compensation expense deductible for tax related to the June 30, 2018 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits. The income tax expense for the thirty-six weeks ended September 12, 2017 is driven by the estimated effective income tax rate of 37.9% which primarily consists of statutory federal and state tax rates based on apportioned income, reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits.
On December 22, 2017, the Tax Cuts and Jobs Act, (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, for tax years beginning after December 31, 2017.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The SEC staff issued Staff Accounting Bulletin 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Act for which the accounting under ASC 740, Income Taxes (“ASC 740”) is incomplete. To the extent that a company's accounting for certain income tax effects of the Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the Act.
The Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. The final impacts may differ from the recorded amounts as of September 11, 2018, and the Company will continue to refine such amounts within the measurement period provided by SAB 118. The Company expects to complete its analysis no later than the fourth quarter of 2018.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of September 11, 2018 and January 2, 2018 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 11, 2018, are approximately $57.9 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 11, 2018.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. Del Taco has several defenses to the action that it believes could prevent a finding of liability in the case. Legal proceedings are inherently unpredictable, and Del Taco is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, Del Taco does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on Del Taco’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 11, 2018.
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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of September 11, 2018, we have 567 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.41 during Fiscal 2017, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Third Quarter 2018 Highlights
Our third quarter 2018 results and highlights include the following:

•
Total revenues increased 6.2% for the twelve weeks ended September 11, 2018 to $117.8 million compared to $111.0 million for the twelve weeks ended September 12, 2017 primarily due to growth in company-operated and franchise-operated same store sales and additional company-operated restaurants open during 2018 compared to 2017, as well as the impact of adopting new revenue recognition standards. Total revenues increased 7.2% for the thirty-six weeks ended September 11, 2018 to $348.2 million compared to $324.9 million for the thirty-six weeks ended September 12, 2017 primarily due to growth in company-operated and franchise-operated same store sales and additional restaurants open during 2018 compared to 2017, as well as the impact of adopting new revenue recognition standards.

•
During the twelve weeks ended September 11, 2018, we opened two new company-operated restaurants and three new franchise-operated restaurants and closed three company-operated restaurants and one franchise-operated restaurant. During the thirty-six weeks ended September 11, 2018, we opened a total of six new company-operated restaurants and four new franchise-operated restaurants and closed four company-operated restaurants and three franchise-operated restaurants. During the twelve weeks ended September 12, 2017, we opened two new company-operated restaurants and two new franchise-operated restaurants and closed one company-operated restaurant. During the thirty-six weeks ended September 12, 2017, we opened three new company-operated restaurants and seven new franchise-operated restaurants and closed three company-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and thirty-six weeks ended September 11, 2018 and September 12, 2017:

	12 Weeks Ended		36 Weeks Ended
	September 11, 2018	September 12, 2017	September 11, 2018	September 12, 2017
Company-operated same store sales	0.3%	3.7%	1.8%	4.8%
Franchise-operated same store sales	3.0%	4.6%	4.1%	5.5%
System-wide same store sales	1.4%	4.1%	2.8%	5.1%
The increase in company-operated same store sales in the twelve weeks ended September 11, 2018 was driven by an increase in average check size of 2.9% offset by a decrease in traffic of 2.6% compared to the twelve weeks ended September 12, 2017. The increase in company-operated same store sales in the twelve weeks ended September 12, 2017 was driven by an increase in average check size of 4.0%, partially offset by a decrease in traffic of 0.3% compared to the twelve weeks ended September 6, 2016.
The increase in company-operated same store sales in the thirty-six weeks ended September 11, 2018 was driven by an increase in average check size of 3.1% offset by a decrease in traffic of 1.3% compared to the thirty-six weeks ended September 12, 2017. The increase in company-operated same store sales in the thirty-six weeks ended September 12, 2017 was driven by an increase in average check size of 4.3% and an increase in traffic of 0.5% compared to the thirty-six weeks ended September 6, 2016.

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and thirty-six weeks ended September 11, 2018 and September 12, 2017, are as follows:

	12 Weeks Ended		36 Weeks Ended
	September 11, 2018	September 12, 2017	September 11, 2018	September 12, 2017
Company-operated restaurant activity:
Beginning of period	315	304	312	310
Openings	2	2	6	3
Closures	(3)	(1)	(4)	(3)
Purchased from franchisees	3	—	3	—
Sold to franchisees	—	—	—	(5)
Restaurants at end of period	317	305	317	305
Franchise-operated restaurant activity:
Beginning of period	251	251	252	241
Openings	3	2	4	7
Closures	(1)	—	(3)	—
Purchased from Company	—	—	—	5
Sold to Company	(3)	—	(3)	—
Restaurants at end of period	250	253	250	253
Total restaurant activity:
Beginning of period	566	555	564	551
Openings	5	4	10	10
Closures	(4)	(1)	(7)	(3)
Restaurants at end of period	567	558	567	558

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

Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of both September 11, 2018 and September 12, 2017, there were 294 restaurants in the comparable company-operated restaurant base. As of both September 11, 2018 and September 12, 2017, there were 240 restaurants in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Restaurant Closure Charges, Net
Restaurant closure charges, net, consists primarily of (1) future obligations associated with the closure or net sublease shortfall of a restaurant, including the present value of future lease obligations net of estimated sublease income, if any; (2) accretion of the liability during the reporting period; (3) any positive or negative adjustments to the liability as more information becomes available; (4) sublease income from leases which are treated as deemed landlord financing; and (5) direct costs related to restaurant closures including lease termination costs.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net includes the loss on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on asset sales associated with sale-leaseback transactions and gains or losses recorded associated with the sale of company-operated restaurants to franchisees.
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including capital lease obligations and deemed landlord financing liabilities. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Other Income
Other income consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 4 to our unaudited consolidated financial statements for more information).
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended September 11, 2018 and Twelve Weeks Ended September 12, 2017
The following table presents operating results for the twelve weeks ended September 11, 2018 and twelve weeks ended September 12, 2017, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	September 11, 2018			September 12, 2017			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$109,559	93.0%		$106,298	95.8%		$3,261	3.1%
Franchise revenue	4,308	3.7		3,978	3.6		330	8.3
Franchise advertising contributions	3,155	2.7		—	—		3,155	*
Franchise sublease income	808	0.6		712	0.6		96	13.5
Total revenue	117,830	100.0		110,988	100.0		6,842	6.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	29,601	27.0	(1)	29,648	27.9	(1)	(47)	(0.2)
Labor and related expenses	35,301	32.2	(1)	33,635	31.6	(1)	1,666	5.0
Occupancy and other operating expenses	22,844	20.9	(1)	22,608	21.3	(1)	236	1.0
Total restaurant operating expenses	87,746	80.1	(1)	85,891	80.8	(1)	1,855	2.2
General and administrative	9,606	8.2		8,817	7.9		789	8.9
Franchise advertising expenses	3,155	2.7		—	—		3,155	*
Depreciation and amortization	5,855	5.0		5,522	5.0		333	6.0
Occupancy and other-franchise subleases	762	0.6		654	0.6		108	16.5
Pre-opening costs	259	0.2		354	0.3		(95)	(26.9)
Restaurant closure charges, net	672	0.6		(16)	*		688	*
Loss on disposal of assets, net	580	0.5		233	0.2		347	—
Total operating expenses	108,635	92.2		101,455	91.4		7,180	7.1
Income from operations	9,195	7.8		9,533	8.6		(338)	(3.5)
Other expense
Interest expense	2,062	1.7		1,628	1.5		434	26.7
Other income	(523)	(0.4)		—	—		(523)	*
Total other expense	1,539	1.3		1,628	1.5		(89)	(5.5)
Income from operations before provision for income taxes	7,656	6.5		7,905	7.1		(249)	(3.1)
Provision for income taxes	1,782	1.5		2,804	2.5		(1,022)	(36.4)
Net income	$5,874	5.0%		$5,101	4.6%		$773	15.2%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $3.3 million, or 3.1%, for the twelve weeks ended September 11, 2018, primarily due to an increase in company-operated same store sales of 0.3% as well as additional restaurants open during 2018 compared to 2017. The growth in company-operated same store sales was primarily the result of an increase in average check size of 2.9% offset by a decrease in traffic of 2.6% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.3 million, or 8.3%, for the twelve weeks ended September 11, 2018, primarily due to an increase in franchise-operated same store sales of 3.0% and the impact of adopting new revenue recognition standards.
Franchise Advertising Contributions
Franchise advertising contributions were $3.2 million for the twelve weeks ended September 11, 2018. There were no franchise advertising contributions for the twelve weeks ended September 12, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 to our unaudited consolidated financial statements for more information regarding the requirements for the new revenue recognition standards.
Franchise Sublease Income
Franchise sublease income increased $0.1 million, or 13.5%, for the twelve weeks ended September 11, 2018, primarily due to the sale of one company-operated restaurant to a franchisee during the fourth quarter of 2017 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease income due to the purchase of three franchise-operated restaurants during the third quarter of 2018.
Food and Paper Costs
Food and paper costs decreased $47,000, or 0.2% for the twelve weeks ended September 11, 2018 due to a slight decrease in commodity prices. As a percentage of company restaurant sales, food and paper costs were 27.0% for the twelve weeks ended September 11, 2018 compared to 27.9% for the twelve weeks ended September 12, 2017. This percentage decrease was the result of menu price increases and slight commodity deflation.
Labor and Related Expenses
Labor and related expenses increased $1.7 million, or 5.0% for the twelve weeks ended September 11, 2018, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2018, a Los Angeles minimum wage increase on July 1, 2018 and an increase in payroll related taxes, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 32.2% for the twelve weeks ended September 11, 2018 compared to 31.6% for the twelve weeks ended September 12, 2017. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage and increased payroll tax expense discussed above, as well as a loss of leverage due to negative traffic, partially offset by the impact of menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $0.2 million, or 1.0% for the twelve weeks ended September 11, 2018, primarily due to increases in occupancy costs, utilities and credit and debit card processing fees, partially offset by a decrease in repairs, maintenance, supplies and advertising expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.9% for the twelve weeks ended September 11, 2018 compared to 21.3% for the twelve weeks ended September 12, 2017. This percentage decrease resulted primarily from decreased advertising based on the timing of expenditures.

General and Administrative Expenses
General and administrative expenses increased $0.8 million, or 8.9% for the twelve weeks ended September 11, 2018, primarily due to an increase in stock-based compensation, legal and related expenses, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis. As a percentage of total revenue, general and administrative expense was 8.2% for the twelve weeks ended September 11, 2018 compared to 7.9% for the twelve weeks ended September 12, 2017. The increase as a percent of total revenue was due to the increases described above, partially offset by the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses were $3.2 million for the twelve weeks ended September 11, 2018 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the twelve weeks ended September 12, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 to our unaudited consolidated financial statements for more information regarding the requirements for the new revenue recognition standards.
Depreciation and Amortization
Depreciation and amortization expenses increased $0.3 million, or 6.0% for the twelve weeks ended September 11, 2018, primarily due to the addition of new property and equipment. As a percentage of total revenue, depreciation and amortization expenses was 5.0% for both the twelve weeks ended September 11, 2018 and the twelve weeks ended September 12, 2017.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $0.8 million and $0.7 million for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively.
Pre-opening Costs
Pre-opening costs were $0.3 million and $0.4 million for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively, due to slightly less pre-opening activity compared to last year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $0.7 million for the twelve weeks ended September 11, 2018 compared to approximately $(16,000) for the twelve weeks ended September 12, 2017. The current quarter activity primarily includes an adjustment of $0.5 million to increase the lease termination liability for two restaurants due to a change in estimate, lease termination costs of $0.2 million and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The twelve weeks ended September 12, 2017 includes sublease income from leases which are treated as deemed landlord financing, partially offset by accretion expense.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.6 million and $0.2 million for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively. Current year net loss on disposal of assets was primarily related to the closure of three company-operated restaurants. Prior year net loss on disposal of assets was primarily related to the closure of one company-operated restaurant and the disposal and replacement of certain restaurant equipment.
Interest Expense
Interest expense was $2.1 million and $1.6 million for the twelve weeks ended September 11, 2018 and September 12, 2017, respectively. The increase is primarily due to an increase in interest rates and a slightly higher level of debt outstanding compared to the prior year.
Other Income
Other income was $0.5 million for the twelve weeks ended September 11, 2018 and consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 4 to our unaudited consolidated financial statements for more information). There was no other income for the twelve weeks ended September 12, 2017.

Provision for Income Taxes
The effective income tax rates were 23.3% for the twelve weeks ended September 11, 2018 compared to 35.5% for the twelve weeks ended September 12, 2017. The provision for income taxes was $1.8 million for the twelve weeks ended September 11, 2018 and $2.8 million for the twelve weeks ended September 12, 2017. The reduced effective income tax rate in 2018 compared to 2017 is primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 which reduced the United States federal corporate income tax rate from 35% to 21%. The income tax expense related to the twelve weeks ended September 11, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, reduced by higher stock compensation expense deductible for tax related to the June 30, 2018 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits. The income tax expense related to the twelve weeks ended September 12, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Thirty-Six Weeks Ended September 11, 2018 and Thirty-Six Weeks Ended September 12, 2017
The following table presents operating results for the thirty-six weeks ended September 11, 2018 and thirty-six weeks ended September 12, 2017, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	36 Weeks Ended
	September 11, 2018			September 12, 2017			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$324,468	93.2%		$311,542	95.9%		$12,926	4.1%
Franchise revenue	12,249	3.6		11,494	3.5		755	6.6
Franchise advertising contributions	9,227	2.6		—	—		9,227	*
Franchise sublease income	2,253	0.6		1,878	0.6		375	20.0
Total revenue	348,197	100.0		324,914	100.0		23,283	7.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	88,656	27.3	(1)	86,336	27.7	(1)	2,320	2.7
Labor and related expenses	105,541	32.5	(1)	100,041	32.1	(1)	5,500	5.5
Occupancy and other operating expenses	67,457	20.8	(1)	64,243	20.6	(1)	3,214	5.0
Total restaurant operating expenses	261,654	80.6	(1)	250,620	80.4	(1)	11,034	4.4
General and administrative	30,356	8.7		27,177	8.4		3,179	11.7
Franchise advertising expenses	9,227	2.6		—	—		9,227	*
Depreciation and amortization	17,616	5.1		15,903	4.9		1,713	10.8
Occupancy and other-franchise subleases	2,051	0.6		1,738	0.5		313	18.0
Pre-opening costs	900	0.3		531	0.2		369	69.5
Impairment of long-lived assets	1,661	0.5		—	—		1,661	*
Restaurant closure charges, net	635	0.2		(1)	*		636	*
Loss on disposal of assets, net	760	0.2		524	0.2		236	44.8
Total operating expenses	324,860	93.3		296,492	91.3		28,368	9.6
Income from operations	23,337	6.7		28,422	8.7		(5,085)	(17.9)
Other expense
Interest expense	5,984	1.7		4,798	1.5		1,186	24.7
Other income	(523)	(0.2)		—	—		(523)	*
Total other expense	5,461	1.6		4,798	1.5		663	13.8
Income from operations before provision for income taxes	17,876	5.1		23,624	7.3		(5,748)	(24.3)
Provision for income taxes	4,563	1.3		8,955	2.8		(4,392)	(49.0)
Net income	$13,313	3.8%		$14,669	4.5%		$(1,356)	(9.2)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $12.9 million, or 4.1%, for the thirty-six weeks ended September 11, 2018, primarily due to an increase in company-operated same store sales of 1.8%. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.1% offset by a decrease in traffic of 1.3% compared to the prior period.
Franchise Revenue
Franchise revenue increased $0.8 million, or 6.6%, for the thirty-six weeks ended September 11, 2018, primarily due to an increase in franchise-operated same store sales of 4.1% and additional restaurants open during 2018 compared to 2017, as well as the impact of adopting new revenue recognition standards, partially offset by a reduction in initial fees.
Franchise Advertising Contributions
Franchise advertising contributions were $9.2 million for the thirty-six weeks ended September 11, 2018. There were no franchise advertising contributions for the thirty-six weeks ended September 12, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 to our unaudited consolidated financial statements for more information regarding the requirements for the new revenue recognition standards.
Franchise Sublease Income
Franchise sublease income increased $0.4 million, or 20.0%, for the thirty-six weeks ended September 11, 2018, primarily due to the sale of five company-operated restaurants sold to franchisees during the first quarter of 2017 and one company-operateed restaurant sold to a franchisee in the fourth quarter of 2017 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease income due to the purchase of three franchise-operated restaurants during the third quarter of 2018.
Food and Paper Costs
Food and paper costs increased $2.3 million, or 2.7% for the thirty-six weeks ended September 11, 2018 due to an increase in company restaurant sales and the impact of modest commodity cost inflation. As a percentage of company restaurant sales, food and paper costs were 27.3% for the thirty-six weeks ended September 11, 2018 compared to 27.7% for the thirty-six weeks ended September 12, 2017. This percentage decrease was the result of menu price increases partially offset by the impact of modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $5.5 million, or 5.5% for the thirty-six weeks ended September 11, 2018, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2018, a Los Angeles minimum wage increase on July 1, 2018 and an increase in payroll related taxes, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 32.5% for the thirty-six weeks ended September 11, 2018 compared to 32.1% for the thirty-six weeks ended September 12, 2017. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage and increased payroll tax expense discussed above, partially offset by the increase in company restaurant sales, the impact of modest menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.2 million, or 5.0% for the thirty-six weeks ended September 11, 2018, primarily due to increases in advertising expense, utilities, occupancy costs, supplies and credit and debit card processing fees, partially offset by reduced repair and maintenance expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.8% for the thirty-six weeks ended September 11, 2018 compared to 20.6% for the thirty-six weeks ended September 12, 2017. This percentage increase resulted from increased occupancy costs, credit and debit card processing fees and advertising expense based on the timing of expenditures discussed above.

General and Administrative Expenses
General and administrative expenses increased $3.2 million, or 11.7% for the thirty-six weeks ended September 11, 2018, primarily due to an increase in stock-based compensation, legal and related expenses, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis, partially offset by a reduction in performance-based management incentive compensation. As a percentage of total revenue, general and administrative expense was 8.7% for the thirty-six weeks ended September 11, 2018 compared to 8.4% for the thirty-six weeks ended September 12, 2017. The increase as a percent of total revenue was due to the increases described above, partially offset by the decrease discussed above and the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses were $9.2 million for the thirty-six weeks ended September 11, 2018 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the thirty-six weeks ended September 12, 2017 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 to our unaudited consolidated financial statements for more information regarding the requirements for the new revenue recognition standards.
Depreciation and Amortization
Depreciation and amortization expenses increased $1.7 million, or 10.8% for the thirty-six weeks ended September 11, 2018, primarily due to the addition of new property and equipment and the write-off of franchise right assets related to the franchise restaurants that closed during 2018. As a percentage of total revenue, depreciation and amortization expenses was 5.1% for the thirty-six weeks ended September 11, 2018 compared to 4.9% for the thirty-six weeks ended September 12, 2017.
Occupancy and Other – Franchise Sublease
Occupancy and other – franchise sublease was $2.1 million and $1.7 million for the thirty-six weeks ended September 11, 2018 and September 12, 2017, respectively. The increase was primarily due to sublease expense related to the sale of five company-operated restaurants sold to franchisees during the first quarter of 2017 and one company-operated restaurant sold to a franchisee during the fourth quarter of 2017, partially offset by a reduction in sublease expense due to the purchase of three franchise-operated restaurants during the third quarter 2018.
Pre-opening Costs
Pre-opening costs were $0.9 million for the thirty-six weeks ended September 11, 2018 compared to $0.5 million for the thirty-six weeks ended September 12, 2017. The increase was due to an increased level of pre-opening activity compared to the prior year.
Impairment of Long-Lived Assets
We recorded impairment charges of $1.7 million during the thirty-six weeks ended September 11, 2018 related to our evaluation of long-lived assets underlying two restaurants, in California and Georgia, which had indicators of impairment. No such impairment charges were recorded during the thirty-six weeks ended September 12, 2017.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $0.6 million for the thirty-six weeks ended September 11, 2018 compared to approximately $(1,000) for the thirty-six weeks ended September 12, 2017. The current year activity primarily includes an adjustment of $0.5 million to increase the lease termination liability for two restaurants due to a change in estimate, lease termination costs of $0.2 million and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The thirty-six weeks ended September 12, 2017 includes sublease income from leases which are treated as deemed landlord financing, partially offset by accretion expense.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.8 million and $0.5 million for the thirty-six weeks ended September 11, 2018 and September 12, 2017, respectively. Current year net loss was primarily related to the closure of four company-operated restaurants and the write-off of leasehold improvements associated with two temporary company-operated restaurant closures, mostly offset by insurance recovery and a gain on the disposal of assets. The two temporary closures were related to a fire at one restaurant and a construction defect matter at another restaurant. We expect to record future gains related to additional insurance proceeds and legal recoveries and expect the temporary closures will impact per week operating results until both restaurants reopen. One restaurant reopened in the fourth quarter of 2018 and the other restaurant is expected to open in the first half of 2019. Prior year loss was primarily related to the closure of three company-operated restaurants, a loss on the sales leaseback of owned land and building for an existing company-operated restaurant and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated restaurants to franchisees.
Interest Expense
Interest expense was $6.0 million and $4.8 million for the thirty-six weeks ended September 11, 2018 and September 12, 2017, respectively. The increase is primarily due to an increase in interest rates compared to the prior year.
Other Income
Other income was $0.5 million for the thirty-six weeks ended September 11, 2018 and consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 4 to our unaudited consolidated financial statements for more information). There was no other income for the thirty-six weeks ended September 12, 2017.
Provision for Income Taxes
The effective income tax rates were 25.5% for the thirty-six weeks ended September 11, 2018 compared to 37.9% for the thirty-six weeks ended September 12, 2017. The provision for income taxes was $4.6 million for the thirty-six weeks ended September 11, 2018 and $9.0 million for the thirty-six weeks ended September 12, 2017. The reduced effective income tax rate in 2018 compared to 2017 is primarily due to the Tax Cuts and Jobs Act enacted on December 22, 2017 which reduced the United States federal corporate income tax rate from 35% to 21%. The income tax expense related to the thirty-six weeks ended September 11, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, reduced by higher stock compensation expense deductible for tax related to the June 30, 2018 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits. The income tax expense related to the thirty-six weeks ended September 12, 2017 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, reduced by higher stock compensation expense deductible for tax related to the June 30, 2017 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $6.6 million at September 11, 2018 and available borrowing capacity of $80.7 million at September 11, 2018 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.

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
The following table presents summary cash flow information for the periods indicated (in thousands).

	36 Weeks Ended
	September 11, 2018	September 12, 2017
Net cash provided by (used in)
Operating activities	$44,308	$43,860
Investing activities	(32,200)	(20,902)
Financing activities	(12,039)	(24,731)
Net increase (decrease) in cash	$69	$(1,773)
Cash Flows Provided by Operating Activities
In the thirty-six weeks ended September 11, 2018, cash flows provided by operating activities were $44.3 million. The cash flows provided by operating activities resulted from net income of $13.3 million, non-cash adjustments for asset depreciation and amortization of $17.3 million, stock-based compensation of $4.1 million, deferred income taxes of $0.7 million, restaurant closure charges of $0.6 million, a loss on disposal of assets of $0.7 million, impairment of long-lived assets of $1.7 million and net working capital requirements of $5.9 million.
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
Cash Flows Used in Investing Activities
In the thirty-six weeks ended September 11, 2018, cash flows used in investing activities were $32.2 million, which were primarily the result of purchase of property and equipment and other assets of $31.7 million and the acquisition of four franchise-operated restaurants of $1.8 million, partially offset by proceeds from the disposal of property and equipment for $1.3 million.
In the thirty-six weeks ended September 12, 2017, cash flows used in investing activities were $20.9 million, which were primarily the result of the purchase of property and equipment and other assets of $30.8 million, partially offset by proceeds from the disposal of property and equipment of $7.7 million and proceeds from the sale of five company-operated restaurants for $2.2 million.
Cash Flows Used in Financing Activities
In the thirty-six weeks ended September 11, 2018, cash flows used in financing activities were $12.0 million. The cash flows used in financing activities were primarily the result of the repurchase of 642,862 shares of our common stock and 26,915 warrants for an aggregate purchase price of $7.8 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $2.4 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $1.0 million, offset by proceeds from exercise of stock options of $0.2 million. In addition, during the thirty-six weeks ended September 11, 2018, we borrowed $17.0 million on the revolving credit facility and made payments of $18.0 million on the revolving credit facility.

In the thirty-six weeks ended September 12, 2017, cash flows used in financing activities were $24.7 million. The cash flows used in financing activities were primarily the result of the repurchase of approximately 737,287 shares of our common stock and 401,186 warrants for an aggregate purchase price of $10.7 million, including incremental direct costs to acquire the shares and warrants, payments on capital lease and deemed landlord financing totaling $1.1 million and payments of tax withholding of $1.9 million related to restricted stock vesting. During the thirty-six weeks ended September 12, 2017, we borrowed $19.0 million on the revolving credit facility and made payments of $30.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of September 11, 2018.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At September 11, 2018, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.8%. As of September 11, 2018 there were $152.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at September 11, 2018 was $80.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable percentage. As of September 11, 2018, one-month LIBOR was 2.1%. During the twelve weeks ended September 11, 2018, the Company received payments of approximately $10,000 related to the 2016 Interest Rate Cap Agreement.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 11, 2018, we repurchased (1) 235,041 shares of common stock for an average purchase price per share of $12.74 for an aggregate cost of approximately $3.0 million, including incremental direct costs to acquire the shares, and (2) 5,972 warrants for an average price per warrant of $3.07 for an aggregate cost of approximately $18,000, including incremental direct costs to acquire the warrants. During the thirty-six weeks ended September 11, 2018, we repurchased (1) 642,862 shares of common stock for an average purchase price per share of $12.00 for an aggregate cost of approximately $7.7 million, including incremental direct costs to acquire the shares, and (2) 26,915 warrants for an average price per warrant of $3.02 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. As of September 11, 2018, there was approximately $38.1 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 11, 2018	September 12, 2017	September 11, 2018	September 12, 2017
Company restaurant sales	$109,559	$106,298	$324,468	$311,542
Restaurant operating expenses	87,746	85,891	261,654	250,620
Restaurant contribution	$21,813	$20,407	$62,814	$60,922
Restaurant contribution margin	19.9%	19.2%	19.4%	19.6%
The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 11, 2018	September 12, 2017	September 11, 2018	September 12, 2017
Net income	$5,874	$5,101	$13,313	$14,669
Non-GAAP adjustments:
Provision for income taxes	1,782	2,804	4,563	8,955
Interest expense	2,062	1,628	5,984	4,798
Depreciation and amortization	5,855	5,522	17,616	15,903
EBITDA	15,573	15,055	41,476	44,325
Stock-based compensation expense (a)	1,445	1,191	4,079	3,340
Loss on disposal of assets, net (b)	580	233	760	524
Restaurant closure charges, net (c)	672	(16)	635	(1)
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(352)	(229)	(602)	(521)
Pre-opening costs (e)	259	354	900	531
Impairment of long-lived assets (f)	—	—	1,661	—
Other income (g)	(523)	—	(523)	—
Adjusted EBITDA	$17,654	$16,588	$48,386	$48,198

(a)	Includes non-cash, stock-based compensation.

(b)
Loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net of gains or losses recorded associated with the sale of company-operated restaurants to franchisees.

(c)
Includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant and lease termination costs, partially offset by sublease income from leases which are treated as deemed landlord financing.

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

(g)
Other income consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of September 11, 2018, we had outstanding variable rate borrowings of $152.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 in 2018 and will then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 332 restaurants in California of which 222 are company-operated and 110 are franchise-operated (does not include those restaurants in special jurisdictions noted below).
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.25 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 26 company-owned restaurants and seven franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017 and $13.25 per hour on July 1, 2018. This impacted two company-operated restaurants.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, and will increase to $11.00 per hour in 2019 and $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 33 franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2018 filed with the SEC on March 15, 2018. There have been no material changes in any of our critical accounting policies during the twelve week period ended September 11, 2018, except as described in Note 2 of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended September 11, 2018, the Company repurchased (1) 235,041 shares of common stock for an average price per share of $12.74 for an aggregate cost of approximately $3.0 million, including incremental direct costs to acquire the shares, and (2) 5,972 warrants for an average price per warrant of $3.07 for an aggregate cost of approximately $18,000, including incremental direct costs to acquire the warrants. During the thirty-six weeks ended September 11, 2018, the Company repurchased (1) 642,862 shares of common stock for an average price per share of $12.00 for an aggregate cost of approximately $7.7 million, including incremental direct costs to acquire the shares, and (2) 26,915 warrants for an average price per warrant of $3.02 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of September 11, 2018. As of September 11, 2018, there was approximately $38.1 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended September 11, 2018. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)			(b)		(c)		(d)
	Total number of shares/warrants purchased			Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock		Warrants
June 20, 2018 - July 17, 2018	162,126	(1)	—	$14.18	$—	—	—	$16,155,987
July 18, 2018 - August 14, 2018	170,351		2,013	$12.77	$3.11	170,351	2,013	$38,974,344
August 15, 2018 - September 11, 2018	64,690		3,959	$12.67	$3.06	64,690	3,959	$38,142,607
Total	397,167	(1)	5,972			235,041	5,972	$38,142,607
(1) Includes 162,126 shares withheld upon vesting of restricted stock awards in satisfaction of withholding tax obligations pursuant to the 2015 Omnibus Incentive Plan. These shares do not reduce the repurchase authorization discussed above.

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

Date: October 18, 2018

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)