Form 10-K
period 2019-01-01
Del Taco Restaurants, Inc.
filed 2019-03-18
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Capital Market as of June 19, 2018, was $442.8 million.
As of March 13, 2019, there were 37,121,234 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the registrant's 2019 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of January 1, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast made-to-order cuisine, including both Mexican inspired and American classic dishes. As of January 1, 2019, there were 580 Del Taco restaurants, a majority of these in the Pacific Southwest. We serve our customers high-quality, freshly prepared food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants ("QSRs"). With attributes of both a fast casual restaurant and a QSR—a combination we call QSR+—we occupy a place in the restaurant market distinct from our competitors. Our food is prepared in working kitchens where our customers see cooks grilling marinated chicken and steak, chopping tomatoes and cilantro for salsa, grating cheddar cheese, slicing avocados and slow cooking whole pinto beans. And we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.72 during Fiscal 2018, we offer a compelling value proposition relative to both QSR and fast casual peers.

Our distinctive menu offers a combination of Mexican-inspired food, such as tacos and burritos, and American classics, such as “Double Del” cheeseburgers, crinkle-cut fries and milkshakes. The dual menu offers something for everyone, helping us attract a broader customer base than other Mexican LSRs while eliminating the “veto vote.” Additionally, our menu features both premium items such as our Platos plated meals, Epic Burritos®, Handcrafted Ensaladas and Fresca Bowls as well as lower priced items on our Buck & Under Menu®. While the lower priced items appeal to a value-oriented customer, the Buck & Under Menu® is also designed to increase the average check by offering variety for customers wishing to supplement their order with an additional menu item. For the year ended January 1, 2019, approximately 20% of company-operated restaurant sales consisted of Buck & Under Menu® items. With our tiered pricing strategy, we appeal to customers from a wide variety of socio-economic backgrounds and price sensitivities.

We opened our first restaurant in Yermo, California in 1964. The original restaurant had a simple menu consisting of 19 cent tacos, tostadas and french fries and 24 cent cheeseburgers. Over the last nearly 55 years, located now in 14 states, we have grown to 322 company-operated and 258 franchise-operated restaurants as of January 1, 2019.

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

Unfreshing Believable® Food. We are committed to delivering made-to-order food, using fresh high quality ingredients in working kitchens. We emphasize both quality and speed and effectively market these strengths to customers both within the restaurants and beyond. The menu offers items that have been enjoyed by customers for decades in combination with newer offerings addressing market trends, such as the launch of Queso Blanco, made with real cheese, real milk, jalapeños and heavy cream, The Del Taco, our bigger, better-tasting crunchy beef or turkey taco, and Platos, our premium menu offering of individually-plated meals complete with an entrée, two sides, and chips and salsa. We also use limited-time specials to drive traffic, such as Carnitas, Jumbo Shrimp Tacos and Shredded Beef. With our menu variety including tacos, burritos, quesadillas, bowls and handcrafted ensaladas, as well as burgers and fries, we are able to be highly responsive to customer demands and target underutilized day-parts with new menu initiatives. We prepare entrées to order, but are able to deliver the entrée to the customer, on average, in just over 2 minutes across all day-parts and service modes. Even with the addition of new products, the coordinated work of operational and marketing leadership helps ensure that a new item is only launched when operations are ready to deliver on our promises of speed, quality and value. We believe that the way we combine freshly prepared food in working kitchens with our speed of service model and the skill of our trained and certified team members provides a layer of competitive insulation.

Inviting Atmosphere. In order to enhance our competitive positioning, we implemented a new restaurant design that targets both QSR and fast casual dining occasions. In the new design, restaurant exteriors feature a signature Del Taco logo, color palette and artwork that reinforces the brand identity and restaurant interiors feature open kitchens and visual “freshness cues” to highlight our commitment to freshly prepared food. We have already implemented key elements of our new restaurant design across the chain as part of a system-wide re-image program. As of the date of this Form 10-K, 100% of company-operated restaurants and substantially all of the restaurants in the entire Del Taco system have been re-imaged to include these new elements. In addition, our current new restaurant design includes a “freshness cooler” directly behind the point-of-order which showcases our fresh produce, 40 pound block of cheddar cheese and handmade pico de gallo. At January 1, 2019, 298 system-wide restaurants had freshness coolers. We expect to continue backcasting this element across additional system-wide restaurants during 2019.

Promising Industry Segment. According to Technomic, a research and consulting firm servicing the foodservice industry, 2017 total sales increased 3.9% to $231.1 billion for Limited Service Restaurants (“LSRs”) in the Technomic Top 500. With our QSR+ model, we believe that we offer QSR convenience and value with high quality fresh food associated with fast casual dining. According to the Technomic Top 500, the fast casual sub-segment grew 8.8% in 2017, to $39.8 billion in total sales. We believe that our differentiated menu, enhanced restaurant design, aligned service model and convenient locations position us to compete successfully against other LSR concepts, providing us with a large addressable market.

Positive Demographic Trends. We believe we are well positioned to benefit from a number of culinary and demographic trends in the United States. We expect that over time an improving macroeconomic environment will raise consumer demand for restaurant services, increasing sales. Furthermore, as indicated by recent growth in the Mexican restaurant category, we expect to benefit from increased acceptance of and preference for Mexican food in the United States. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to 58.9 million people in 2017, and is projected to reach 77.5 million in 2030.

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

Our Growth Strategy

We believe our differentiated QSR+ positioning within a growing market segment combined with a disciplined business model and strong unit economics, will lead to significant growth opportunities. Our plan to enhance the brand’s competitive positioning and generate earnings per share growth involves several distinct strategies, including: optimizing our restaurant portfolio, expanding our store count in established markets where brand recognition is strong, driving restaurant sales growth, optimizing margins, and over time taking advantage of the significant “white space” in the United States where the Del Taco brand is not yet established.

Growing the Restaurant Base. We believe we are in the early stages of our growth story with 580 locations in 14 states (including one franchise-operated restaurant in Guam) as of January 1, 2019. We estimate, based on internal analysis and a study prepared by a leading national consulting firm, a long-term total restaurant potential in the United States of 2,000 locations. For the year ended January 1, 2019, we opened 13 new company-operated and 12 new franchise-operated restaurants, and in 2019 we intend to open at least 25 new system-wide restaurants across established and emerging markets including California, Georgia, Nevada, Utah, New Mexico, Oklahoma, Michigan, Idaho, Arizona, Washington, Florida, Tennessee, Alabama and Colorado. The majority of our future restaurant openings and growth of the brand will come primarily from the development of franchise restaurants. We believe that after 2019, the pace of development will continue to increase, with a continued focus on restaurants in markets where the brand is well established as well as certain new or emerging markets.

•
Within in-fill markets, which we define as the Western one-third, where there is strong brand awareness and a loyal following, we have identified an in-fill opportunity of an additional 300+ potential new trade areas for restaurant development. We believe this presents a lower risk expansion strategy, leveraging high return, leveraging brand awareness, infrastructure and efficiencies of scale. We are currently in the process of accelerating our pipeline of in-fill locations, particularly in the Western United States.

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

Menu Strategy and Innovation. We intend to continue to evolve our menu to create platforms that convey the differentiated QSR+ positioning and reinforce our “We Start with Fresh and Serve with Value” brand position. We believe we have opportunities for menu innovation as we look to provide customers more choices through quality/value platforms such as The Del Taco, Platos, Epic Burritos®, Handcrafted Ensaladas, Fresca Bowls and Queso Blanco. In addition, we expect to continue to tap in to the need for price/value offerings by building on the success of our value/variety Buck & Under Menu® and mid-tier products. Our marketing and operations teams have demonstrated an ability to collaborate to ensure that the items developed in our test kitchen can be executed to high standards in the restaurants with the speed, value and quality that our customers expect.

Driving Brand Awareness and Consumer Engagement. We engage consumers through 8 to 10 annual promotional windows which feature seasonal favorites such as Jumbo Shrimp Tacos, quality enhancing platforms such as Queso Blanco, Platos, Fresca Bowls and Handcrafted Salads, and strong value propositions showcased by the Buck & Under Menu® platform such as the Chicken Quesadilla Snacker. The key points of differentiation are communicated through our “Celebrating the Hardest Working Hands in Fast Food®" advertising campaign.

Launching Mobile and Digital Initiatives. We are positioning the brand to grow sales by expanding points of access through digital initiatives. In 2018, we launched the Del Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency. We expect to expand our third party delivery offering across our system in 2019 through multiple delivery service providers. We believe moving toward a multiple delivery service provider approach will position us to optimize driver coverage and maximize consumer demand across trade areas.

Restaurant Portfolio Optimization. We plan to optimize our restaurant portfolio to help stimulate growth in new restaurants and existing restaurant average unit volumes ("AUVs").  This effort includes acquiring three high volume franchise restaurants and refranchising thirteen lower volume company restaurants in the Los Angeles area during the first quarter of 2019.  Further planned actions include refranchising non-core Western markets to new or existing franchisees with proven operational and development capabilities who commit to additional development in these and/or other markets.  Our restaurant portfolio optimization strategy positions the brand for accelerated franchise growth and focuses company operations on our core Western markets and strategic seed markets to support emerging market growth, and is expected to help shift our approximately 55% current company ownership to approximately 45% by the summer of 2020.
Leverage Our Infrastructure. Since 2012, we have increased our restaurant contribution margin by 250 basis points, to 19.7%. Over time we believe we can continue to optimize our margins with effective menu pricing, by maintaining fiscal discipline, increasing fixed-cost leverage and enhancing our supply chain efforts. We currently have an infrastructure that allows us and our franchisees to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe over time, as our restaurant base matures and AUV's increase, we will be able to leverage corporate costs as over time general and administrative expenses are expected to grow at a slower rate than revenues. As the restaurant base and restaurant sales expand, we will potentially have larger media budgets, allowing us to target specific opportunistic areas with incremental marketing campaigns.

Site Selection and Expansion

New Restaurant Development
We believe we are well positioned for growth with improved unit economics, desirable returns on invested capital, and a strong cash flow available for investment. For the year ended January 1, 2019, we opened 13 new company-operated restaurants and our franchisees opened 12 new restaurants, and in 2019 we intend to open at least 25 new system-wide restaurants across our established and emerging markets. We believe that after 2019, the pace of development will continue to increase, with a continued focus on restaurants in in-fill markets where the brand is well established as well as certain new or emerging markets.

The strategy for restaurant development is three fold. First, in the near term, with an identified in-fill opportunity of an additional 300+ potential new trade areas for restaurant development (company-operated and franchise-operated), we are accelerating our pipeline of in-fill locations to leverage the brand awareness, infrastructure and efficiencies of scale through what we believe is a lower risk, higher return expansion opportunity. Second, we will continue to develop company-operated restaurants in emerging markets such as Atlanta and Oklahoma City, establishing operational expertise, while recruiting additional franchisees to enable us to embed and scale our brand more rapidly. In some markets, we plan to employ a re-franchising strategy to help stimulate new restaurant growth if we believe it will enhance growth opportunities and longer term earnings per share. Finally, over time we will be entering emerging new markets, primarily with new franchise partners and where appropriate, with company-operated restaurants. With substantial growth opportunities in established and emerging markets, efforts to expand into new markets will be carefully vetted and researched before they are undertaken.

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

Our new company-operated restaurants are typically ground-up prototypes or conversions. We estimate that a restaurant will require an average total net cash investment of approximately $1.3 million, net of tenant allowances or sale leaseback proceeds for certain projects. On average, it takes approximately 18 months from identification of the specific site to opening the restaurant. We have set processes and timelines to follow for all restaurant openings. Company-operated restaurants are constructed in approximately 13 weeks and the development and construction of new sites is the responsibility of the construction department. A conversion typically takes approximately 10 weeks to complete. The real estate department is responsible for locating and leasing potential restaurant sites and the construction department is then responsible for building the restaurants.

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

Managers and Team Members
Each Del Taco restaurant typically has a general manager, four to six shift leaders, and two or three team leaders. There are also typically between 15 and 20 team members who prepare food and serve customers. Area Directors lead company-operated restaurants, with each typically responsible for approximately six to 12 restaurants. Overseeing the Area Directors are five Regional Directors, each responsible for approximately 11 to 98 restaurants, and they report up to a sole Vice President of Company Operations. The franchise operations team utilizes seven Franchise Business Consultants who each coach and oversee up to 60 franchise-operated restaurants. The Franchise Business Consultants report to the Vice President of Franchise Operations. The Senior Vice President of Operations has full accountability for both company-operated and franchise-operated restaurants, managing both sales and profitability targets and customer experience metrics.

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

Franchise Program

Overview
We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of January 1, 2019, there were a total of 258 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 49 locations. As of January 1, 2019 and January 2, 2018, our top 12 franchisees operated over 60% and 57%, respectively, of our franchise-operated restaurants and 20 franchisees operated approximately 71% and 69%, respectively, of our franchise-operated restaurants. The existing franchise base consists of numerous successful, longstanding restaurant operators.

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

Marketing and Advertising

We run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. We complement this with email marketing to our Raving Fan E-Club, which allows us to reach nearly 850,000 members, and via social media through Facebook, Twitter and Instagram, which allows us to reach over 640,000 followers. We use our Raving Fan e-Club database to invite sub-sets of members to the taste panel facility, located at our corporate office. In November 2018, we launched the Del Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency and currently allows us to engage with approximately 400,000 registered users.

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

We contract with a single primary foodservice distributor for substantially all of our food and supplies. Our relationship with our primary distributor has been in place since 1990, and we believe the long-term relationship yields benefits to us and our franchisees in terms of reliability and pricing. Franchisees are required to use the primary distributor and must purchase all food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Beverage syrup is the largest product cost item and represented approximately 10% of the total cost for food and paper for 2018. Fluctuations in supply and prices can significantly impact our restaurant profit performance. We actively manage cost volatility for our significant food and paper items by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions.

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

We are also subject to the Fair Labor Standards Act, the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986 and various federal, state, and local laws governing such matters as minimum wages, overtime, paid sick leave, unemployment tax rates, workers’ compensation rates, citizenship requirements and other working conditions. A significant portion of the hourly staff is paid at rates consistent with, or slightly above, the applicable federal, state or local minimum wage and, accordingly, increases in the minimum wage will increase labor costs.

For a discussion of the various risks we may face from regulation and compliance matters, see Item 1A. “Risk Factors.”

Management Information Systems and Cybersecurity

All of our company-operated and franchise-operated restaurants use Aloha, a leading computerized point-of-sale system, which we believe is scalable to support our long-term growth plans. This point-of-sale system provides integrated, high speed credit card and gift card processing, specifically designed for the restaurant industry. The system collects daily transaction data, which generates information about daily sales, product mix and average transaction size that we actively analyze. It allows us to manage our products and pricing in every company-operated restaurant from the corporate office.

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

We maintain a robust system of data protection and cyber security resources, technology and processes. We remain constantly vigilant of new and emerging risks and ever-changing legal and compliance requirements and make strategic continued investment in those systems to keep Company, customer and team member data secure. We provide annual security awareness training to our management.
Our management believes that our current systems and practice of implementing regular updates will position us well to support current needs and future growth. We use a strategic information system planning process that involves senior management and is integrated into our overall business planning. We provide data protection and cybersecurity reports to the Audit Committee of the Company’s Board of Directors and to the full Board of Directors periodically. Information systems projects are prioritized based upon strategic, financial, regulatory and other business advantage criteria.

Employees

As of January 1, 2019, we had 7,544 employees, which includes 308 salaried general managers and 7,023 hourly restaurant employees comprised of 5,285 crewmembers, 1,583 shift leaders and 155 assistant managers. The remaining 213 employees were corporate office personnel or above restaurant level management. None of the employees are part of a collective bargaining agreement.

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

Executive Officers

The following table sets forth our current executive officers as of January 1, 2019:

Name	Age	Position
John D. Cappasola, Jr.	45	President and Chief Executive Officer
Steven L. Brake	46	Executive Vice President and Chief Financial Officer
David Pear	55	Senior Vice President of Operations

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
One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 13 new company-operated restaurants and 12 new franchise restaurants in 2018 and plan to open at least 25 new system-wide restaurants in 2019. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

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
Our intellectual property is material to the conduct of our business. Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trademarks, service marks, trade dress and other proprietary intellectual property, including our name and logos and the unique ambiance of our restaurants. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our restaurant concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics, cost of construction and real estate and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

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

•	developers and potential landlords obtaining licenses or permits for development projects on a timely basis;

•	proximity of potential restaurant sites to existing restaurants;

•	anticipated commercial, residential and infrastructure development near the potential restaurant site; and

•	availability of acceptable lease terms and arrangements, including construction costs.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 in 2018 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 334 restaurants in California of which 219 are company-operated and 115 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.25 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 21 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017 and $13.25 per hour on July 1, 2018. This local ordinance impacted three company-operated restaurants.
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
On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 on July 1, 2017 and $13.25 per hour on July 1, 2018. The minimum wage will increase every year to $15.00 per hour on July 1, 2020. This local ordinance impacted one company-operated restaurant.
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018 and will increase to $11.00 per hour in 2019 and $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 35 franchise-operated restaurants.
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
Changes in food and supply costs, including the impact of tariffs, or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, beverage syrup, chicken, cheese, french fries, tortillas, taco shells, fresh produce, soybean oil and other proteins, could have a material adverse effect on our business, financial condition and results of operations. Particularly, the cost of ground beef, our second largest commodity expenditure that accounts for approximately 9% of our total food and paper costs, increased significantly several years ago as a result of a reduction in the U.S. cattle supply, coupled with an increase in world demand for beef. The market for beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand, relative strength of the U.S. dollar and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, potential cross-border taxes or tariffs, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For instance, in recent years, our cost of eggs increased materially due to the impact of the avian flu which infected much of the domestic egg laying flock and created a temporary but significant reduction in supply. Additionally, a substantial volume of produce and other items are procured from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
There has been been a widespread and dramatic increase in the use of social media platforms that allow users to access a broad audience of consumers and other interested persons.  The availability of information on social media can be virtually immediate, as can its impact, and users of many social media platforms can post information without filters or checks on the accuracy of the content posted.  Adverse information concerning our restaurants or brand, whether accurate or inaccurate, may be posted on such platforms at any time and can quickly reach a wide audience.  The resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner.  As a result, social media may exacerbate the risks described above under “Negative publicity relating to one of our restaurants, including one of our franchise-operated restaurants, could reduce sales at some or all of our other restaurants.”
In addition, although search engine marketing, social media and other new technological platforms offer great opportunities to increase awareness of and engagement with our restaurants and brand, our failure to use social media effectively in our marketing efforts may further expose us to the risks associated with the accelerated impact of social media. Many of our competitors are expanding their use of social media and the social media landscape is rapidly evolving, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance, and we may not do so effectively.  A variety of additional risks associated with our use of social media include the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our employees or guests, fraud, or the publication of out-of-date information, any of which may result in material liabilities or reputational damage. Furthermore, any inappropriate use of social media platforms by our employees could also result in negative publicity that could damage our reputation, or lead to litigation that increases our costs.
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
The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and, therefore, have an adverse effect on our results of operations. Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. In addition, certain laws, including the ADA, could require us to expend significant funds to make modifications to our restaurants if we fail to comply with applicable standards. Compliance with the aforementioned laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings, which could have a material adverse effect on our business, financial condition and results of operations.
Food safety and foodborne illness concerns could have an adverse effect on our business.
We have a vigorous food safety program in our restaurants designed to meet local and state regulations that we continue to update, optimize and strengthen. We have established in our nearly 55 year history, systems and standards with our suppliers and in our restaurants to ensure the safety of our food for our guests.
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
Terrorist attacks or an active shooter could have a material adverse effect on consumer spending.
The occurrence or threat of extraordinary events, including active shooter or future terrorist attacks and military and governmental responses and the protest of future wars, may result in negative changes to economic conditions likely resulting in decreased consumer spending. Additionally, decreases in consumer discretionary spending may impact the frequency with which our customers choose to dine out at restaurants or the amount they spend on meals while dining out at restaurants, thereby adversely affecting our sales and results of operations. A decrease in consumer discretionary spending may also adversely affect our ability to achieve the benefit of planned menu price increases to help preserve our operating margins.
Our business is geographically concentrated in Southern California, and we could be negatively affected by conditions specific to that region.
Our company-operated and franchise-operated restaurants in Southern California generated, in the aggregate, approximately 75% and 77% of our revenue for both the years ended January 1, 2019 and January 2, 2018, respectively. During the recent economic crisis and recession, our business was materially adversely affected by a decrease in revenues from these restaurants due to adverse economic conditions in Southern California, including increased unemployment, declining home prices and increased foreclosures. In addition, there is the potential for catastrophic events such as local strikes, increases in energy prices, fires, earthquakes, explosions or other natural or man-made disasters which could materially adversely affect our business. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California as a whole, including but not limited to enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. As of December 2018, unemployment in California was 4.1% compared to the U.S. unemployment rate of 3.9%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in this market, we will be disproportionately affected by any adverse economic conditions in this market compared to other national chain restaurants.
The challenging restaurant environment may affect our franchisees, with adverse consequences to us.
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging restaurant environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a material adverse effect on our business due to loss or delay in payments of royalties, information technology (“IT”) support service fees, contributions to our advertising funds, and other fees. Our top 12 franchisees accounted for approximately 60.2% and 56.7% of our total franchise revenue for the years ended January 1, 2019 and January 2, 2018, respectively, and the top 20 franchisees accounted for approximately 70.8% and 68.9% of total franchise revenue for the years ended January 1, 2019 and January 2, 2018, respectively. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, thereby negatively impacting our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.

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
Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the adverse health effects of consuming certain menu offerings. These changes have resulted in, and may continue to result in, laws and regulations requiring us to disclose the nutritional content of our food offerings, and they have resulted, and may continue to result in, laws and regulations affecting permissible ingredients and menu offerings. Laws and regulations may also place limitations on the size of fountain beverages we may offer and the types of straws or packaging we may use which could adversely impact restaurant revenue or increase our operating costs. A number of counties, cities and states, including California, have enacted menu labeling laws requiring multi-unit restaurant operators to disclose to consumers certain nutritional information, or have enacted legislation restricting the use of certain types of ingredients in restaurants, which laws may be different or inconsistent with requirements under the Patient Protection and Affordable Care Act of 2010 (the “PPACA”), which establishes a uniform, federal requirement for certain restaurants to post nutritional information on their menus. Specifically, the PPACA requires chain restaurants with 20 or more locations operating under the same name and offering substantially the same menus to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake.
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
Various federal, state and local labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, paid sick leave requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional federal, state or local government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:

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
Given the nature of our operating environment, we are subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, we maintain insurance for individual claims in excess of deductibles per claim. We currently record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage is closely monitored and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections and therefore we may be required to record additional expenses. For these and other reasons, our high-deductible insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.
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
At January 1, 2019, we had total debt obligations of $180.3 million (excluding any debt discount and deferred financing costs, and including capital lease obligations and deemed landlord financing liabilities), and $73.7 million available for borrowings under our revolving credit facility. Our level of indebtedness could have significant effects on our business, such as:

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
As of January 1, 2019, we only own real property underlying five company-operated restaurants and one franchise-operated restaurant. Payments under our operating leases account for a significant portion of our operating expenses and we expect that substantially all of the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have an initial term of 15 to 20 years with two or four renewal options of five years each. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.
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
We rely heavily on information systems, including point-of-sale processing in our restaurants, for management of our supply chain, inventory, payment of obligations, collection of cash, credit and debit card transactions, training, human capital management, financial tools and other business processes and procedures. Our ability to efficiently and effectively manage our business functions depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss and outages, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, whether from maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, could result in interruptions or delays in our restaurant or other operations, adversely impacting the restaurant experience for our guests and reduce efficiency or negatively impacting our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption insurance does not sufficiently compensate us for any losses that we may incur, our revenues and profits could be reduced and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses. We have instituted controls, including information system governance controls that are intended to protect our computer systems, our point of sale ("POS") systems, and our information technology systems and networks; and adhere to payment card industry data security standards and limit third party access for vendors that require access to our restaurant networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every potential technology failure, adverse environmental event, third-party service interruption or cybersecurity risk.
We collect and maintain personal information about our employees and our guests and are seeking to provide our guests with new digital experiences. These digital experiences may require us to open up access into our Point of Sale systems to allow for capabilities like mobile order and pay and third party delivery. The collection and use of personal information is regulated at the federal and state levels; such regulations include the California Consumer Privacy Act that is due to take effect January 1, 2020 and which will require our instituting new processes and protections. We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.
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
Our business is subject to the risk of litigation by employees, consumers, suppliers, franchisees, stockholders or others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including ours, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal breaks, rest periods, overtime eligibility of managers and failure to pay for all hours worked. We have been a party to wage and hour and overtime eligibility of managers class action lawsuits in the past, and we presently face one wage and hour and one overtime eligibility of managers putative class action lawsuits in California state court and one unlawful employment practice class action lawsuit with the Equal Employment Opportunity Commission ("EEOC").
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
As of January 1, 2019, outstanding warrants to purchase an aggregate of 5,952,423 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share, or approximately $68.5 million in the aggregate for all shares underlying these warrants, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
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
Our stock price has been and may continue to be highly volatile, and, as a result, you may not be able to resell your shares at or above the price you paid for them.
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock has been and could in the future be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this proxy statement and others such as:

•	variations in our operating performance and the performance of our competitors or restaurant companies in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	alleged or actual occurrences of food-borne illnesses;

•	alleged or actual occurrences of security breaches in which credit and debit card information has been stolen;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.
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
There are 3,300,000 shares of common stock reserved and authorized for issuance under our incentive plans. As of January 1, 2019, we had an aggregate of 900,976 shares of common stock available for grant for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.

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
Any failure to establish, maintain and apply adequate internal control over our financial reporting may adversely affect our reported results of operations.
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting may limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Any such failure may subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, or cause a breach of certain covenants under our financing arrangements. There also may be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also may suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may materially adversely affect us and lead to a decline in the price of our common stock.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our restaurants are primarily free-standing or, to a much lesser extent, end-cap facilities. Ninety-nine percent of our restaurants feature a drive-thru. As of January 1, 2019, for all but five of the company-operated restaurants, we lease the land on which our company-operated restaurants are built. Our restaurant leases generally have initial terms of 15 to 20 years, with two or four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of January 1, 2019, we own six properties and currently operate restaurants on five of these properties and a franchisee operates a restaurant on one of these properties. In addition, we lease 317 properties for company-operated restaurants. As of January 1, 2019, our restaurant system consisted of 580 restaurants comprised of 322 company-operated restaurants and 258 franchise-operated restaurants located in 14 states throughout the United States, and one franchise located in Guam.

We lease our executive offices, consisting of approximately 40,000 square feet in Lake Forest, California, for a term expiring in 2026, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of January 1, 2019.

State	Company-Operated	Franchise-Operated	Total
California	255	121	376
Nevada	46	1	47
Arizona	3	34	37
Utah	—	34	34
Colorado	—	23	23
Georgia	11	4	15
New Mexico	—	10	10
Oregon	—	8	8
Idaho	—	8	8
Michigan	—	8	8
Oklahoma	7	—	7
Washington	—	3	3
Florida	—	2	2
South Carolina	—	1	1
Guam	—	1	1
Total	322	258	580

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
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable and estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 1, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. Del Taco has several defenses to the action that it believes could prevent a finding of liability in the case. Legal proceedings are inherently unpredictable, and Del Taco is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, Del Taco does not believe that these proceedings give rise to a probable and estimable loss and should not have a material adverse effect on Del Taco’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 1, 2019.
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
The following table sets forth the high and low sales prices for shares of our common stock and warrants for the quarterly periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2018:
First Quarter	$13.77	$10.29	$3.99	$1.92
Second Quarter	$13.25	$10.00	$3.60	$2.10
Third Quarter	$14.83	$12.40	$4.21	$2.78
Fourth Quarter	$12.60	$9.46	$2.72	$0.98

Fiscal 2017:
First Quarter	$14.93	$11.66	$5.05	$2.88
Second Quarter	$14.14	$11.58	$4.25	$3.25
Third Quarter	$14.35	$12.08	$4.32	$3.00
Fourth Quarter	$15.99	$11.60	$5.60	$2.64

Holders
As of March 11, 2019, there were 16 holders of record of our common stock and 2 holders of record of our warrants. A number of our stockholders and warrant holders held their shares and warrants in street name and some shares and warrants are held of record by banks, brokers and other financial institutions; therefore, we believe there are substantially more beneficial owners of our common stock and warrants.

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

Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fourth quarter of Fiscal 2018.
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended January 1, 2019, we repurchased 1,408,071 shares of common stock in open market transactions under the share repurchase program for an average price per share of $11.48 for an aggregate cost of approximately $16.2 million including incremental direct costs to acquire the shares. During the fifty-two weeks ended January 1, 2019, we repurchased 47,511 warrants in open market transactions and privately negotiated transactions under the share repurchase program for an average price per share of $2.55 for an aggregate cost of approximately $0.1 million including incremental direct costs to acquire the warrants. As of January 1, 2019, there was approximately $29.6 million remaining under the share repurchase program. The amount and timing of additional purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and warrants and general market conditions.
The following table summarizes shares and warrants repurchased during the fourth fiscal quarter ended January 1, 2019. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
September 11, 2018 - October 9, 2018	306,392	3,848	$11.73	$2.35	306,392	3,848	$34,539,586
October 10, 2018 - November 6, 2018	75,784	6,906	$10.64	$1.94	75,784	6,906	$33,719,847
November 7, 2018 - December 4, 2018	271,604	7,989	$10.87	$1.90	271,604	7,989	$30,752,332
December 5, 2018 - January 1, 2019	111,429	1,853	$9.88	$1.17	111,429	1,853	$29,649,245
Total	765,209	20,596

Comparative Share Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite, and (3) the S&P 600 Restaurants Index, for the period January 8, 2014 (the first day our common stock was traded following our initial public offering) through January 1, 2019. The graph assumes the value of the investment in our common stock and each index was $100.00 on January 8, 2014 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.
*$100 invested on January 8, 2014 in stock or index, including reinvestment of dividends

	January 8, 2014	December 30, 2014	December 29, 2015	January 3, 2017	January 2, 2018	January 1, 2019
Del Taco Restaurants, Inc.	$100.00	$103.29	$113.59	$152.02	$128.56	$106.05
NASDAQ Composite	$100.00	$114.69	$122.62	$130.33	$168.21	$159.29
S&P 600 Restaurants Index	$100.00	$128.13	$123.10	$141.91	$150.16	$163.87

ITEM 6.    Selected Financial Data

	Successor (1)				Predecessor (1)
	52 Weeks Ended (2)	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Statement of Operations Data:
Revenue:
Company restaurant sales	$471,193	$452,148	$434,064	$206,939	$200,676	$380,800
Franchise revenue	17,569	16,464	15,676	7,328	6,693	12,973
Franchise advertising contributions	13,300	—	—	—	—	—
Franchise sublease and other income	3,428	2,844	2,343	1,183	1,183	2,251
Total revenue	505,490	471,456	452,083	215,450	208,552	396,024
Operating expenses:
Restaurant operating expenses:
Food and paper costs	128,873	125,391	120,116	59,263	57,447	110,708
Labor and related expenses	151,954	145,012	135,725	61,448	61,120	116,920
Occupancy and other operating expenses	97,745	92,825	88,908	43,191	43,611	82,021
General and administrative	43,773	38,154	37,220	17,501	14,850	28,136
Franchise advertising expenses	13,300	—	—	—	—	—
Depreciation and amortization	25,794	23,362	23,129	11,276	8,252	18,752
Occupancy and other - franchise subleases and other	3,167	2,608	2,207	1,140	1,109	2,145
Pre-opening costs	1,584	1,591	731	366	276	462
Impairment of long-lived assets	3,861	—	—	—	—	9,617
Restaurant closure charges, net	394	191	435	2,015	94	82
Loss (gain) on disposal of assets, net	1,012	1,075	312	3	99	(151)
Total operating expenses	471,457	430,209	408,783	196,203	186,858	368,692
Income from operations	34,033	41,247	43,300	19,247	21,694	27,332
Other expense (income), net:
Interest expense	9,075	7,200	6,327	3,652	11,491	30,895
Other income	(660)	—	—	(220)	—	—
Transaction-related costs	—	—	731	12,972	7,255	1,936
Debt modification costs	—	—	—	78	139	1,241
Change in fair value of warrant liability	—	—	—	—	(35)	1,417
Total other expense, net	8,415	7,200	7,058	16,482	18,850	35,489
Income (loss) from operations before provision (benefit) for income taxes	25,618	34,047	36,242	2,765	2,844	(8,157)
Provision (benefit) for income taxes	6,659	(15,824)	15,329	112	740	1,098
Net income (loss)	$18,959	$49,871	$20,913	$2,653	$2,104	$(9,255)

	Successor (1)				Predecessor (1)
	52 Weeks Ended (2)	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$61,832	$57,788	$57,546	$17,085	$10,083	$45,476
Net cash (used in) provided by investing activities	(50,024)	(40,689)	(47,654)	42,566	(15,284)	(18,068)
Net cash (used in) provided by financing activities	(11,214)	(19,335)	(11,291)	(49,457)	1,820	(24,926)

	Successor (1)				Predecessor (1)
(Amounts in thousands)	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	December 30, 2014
Balance Sheet Data:
Cash and cash equivalents	$7,153	$6,559	$8,795	$10,194	$8,553
Property and equipment, net (3)	161,429	156,124	138,320	114,030	85,164
Total assets	758,956	742,324	727,157	703,572	549,319	(4)
Total debt, net (5)	179,697	172,054	175,331	169,693	322,683	(4)
Total shareholders' equity	422,274	416,249	377,333	368,377	81,404

	Successor (1)				Predecessor (1)
	52 Weeks Ended (2)	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended (2)
(Amounts in thousands)	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Other Operating Data (unaudited):
Restaurant Contribution (6)	$92,621	$88,920	$89,315	$43,037	$38,498	$71,151
As a % of Company Restaurant Sales	19.7%	19.7%	20.6%	20.8%	19.2%	18.7%
EBITDA (7)	60,487	64,609	65,698	17,693	22,584	41,346
As a % of Total Revenue	12.0%	13.7%	14.5%	8.2%	10.8%	10.4%
Adjusted EBITDA (7)	71,990	71,533	71,396	34,041	30,947	58,848
As a % of Total Revenue	14.2%	15.2%	15.8%	15.8%	14.8%	14.9%
_________________________________________________________

(1)
As a result of the Business Combination, we are the acquirer for accounting purposes, and DTH is the acquiree and accounting predecessor. Our financial statement presentation distinguishes a "Predecessor" for DTH for periods prior to the Closing Date. We were subsequently re-named as Del Taco Restaurants, Inc. and are the "Successor" for periods after the Closing Date, which includes consolidation of DTH subsequent to the Business Combination on June 30, 2015.

(2)
We use a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2018, fiscal year 2017, fiscal year 2016, fiscal year 2015 and fiscal year 2014 ended on January 1, 2019, January 2, 2018, January 3, 2017, December 29, 2015, and December 30, 2014, respectively. In a 52-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 16 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 17 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal year 2016 was a 53-week fiscal year. Fiscal year 2018, fiscal year 2017, fiscal year 2015 and fiscal year 2014 were 52-week fiscal years.

(3)
Property and equipment, net consists of land, buildings, restaurant and other equipment, leasehold improvements, buildings under capital leases, restaurant property leased to others and construction-in-progress, net of accumulated depreciation.

(4)	Deferred financing costs of $0.7 million at December 30, 2014 were reclassed from other assets to debt to conform to current year presentation.

(5)
Total debt, net as of January 1, 2019, January 2, 2018, January 3, 2017 and December 29, 2015, consists of borrowings under our revolving credit facility, as well as capital lease obligations and deemed landlord financing liabilities. Total debt as of December 30, 2014 consists of borrowings under DTH's senior credit facility and subordinated notes, as well as capital lease obligations and deemed landlord financing liabilities. The December 30, 2014 outstanding balance of the subordinated notes of $111.2 million was paid in full on March 20, 2015. We refinanced our senior credit facility in August 2015.

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
A reconciliation of company restaurant sales to restaurant contribution is provided below:

	Successor				Predecessor
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
(Amounts in thousands)	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Company restaurant sales	$471,193	$452,148	$434,064	$206,939	$200,676	$380,800
Restaurant operating expenses	378,572	363,228	344,749	18,479	162,178	309,649
Restaurant contribution	$92,621	$88,920	$89,315	$43,037	$38,498	$71,151
Restaurant contribution margin	19.7%	19.7%	20.6%	20.8%	19.2%	18.7%

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

A reconciliation of net income (loss) to EBITDA and Adjusted EBITDA is set forth below:

	Successor				Predecessor
	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended	26 Weeks Ended	26 Weeks Ended	52 Weeks Ended
(Amounts in thousands)	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015	December 30, 2014
Net income (loss)	$18,959	$49,871	$20,913	$2,653	$2,104	$(9,255)
Non-GAAP adjustments:
Provision (benefit) for income taxes	6,659	(15,824)	15,329	112	740	1,098
Interest expense	9,075	7,200	6,327	3,652	11,491	30,895
Depreciation and amortization	25,794	23,362	23,129	11,276	8,249	18,608
EBITDA	60,487	64,609	65,698	17,693	22,584	41,346
Stock-based compensation expense (a)	6,079	4,876	4,096	1,498	532	954
Loss (gain) on disposal of assets, net (b)	1,012	1,075	312	3	99	(151)
Impairment of long-lived assets (c)	3,861	—	—	—	—	9,617
Restaurant closure charges, net (d)	394	191	435	2,015	94	82
Amortization of favorable and unfavorable lease assets and liabilities, net (e)	(767)	(809)	(607)	(364)	3	144
Debt modification costs (f)	—	—	—	78	139	1,241
Transaction-related costs (g)	—	—	731	12,972	7,255	1,936
Change in fair value of warrant liability (h)	—	—	—	—	(35)	1,417
Pre-opening costs (i)	1,584	1,591	731	366	276	462
Insurance reserves adjustment (j)	—	—	—	—	—	1,800
Other income (k)	(660)	—	—	(220)	—	—
Adjusted EBITDA	$71,990	$71,533	$71,396	$34,041	$30,947	$58,848

(a)	Includes non-cash, stock-based compensation.

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

(g)
Includes costs related to the offer to exchange the Company's common stock for each outstanding warrant in August 2016, the strategic sale process which commenced during 2014 and resulted in the March 2015 Stock Purchase Agreement LAC and Levy Merger Sub and the June 2015 Business Combination consummated pursuant to the Merger Agreement, as well as costs related to the secondary offering of common stock completed in October 2015.

(h)
Relates to fair value adjustments to the warrants to purchase shares of common stock of DTH that had been issued to certain of DTH’s equity shareholders, all of which were exchanged for shares of common stock of DTH on March 20, 2015.

(i)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, occupancy costs including cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

(j)	Includes a $1.8 million increase in fiscal 2014 in workers’ compensation expense due to higher payments and reserves related to underlying claims activity.

(k)
Other income in fiscal 2018 consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants and insurance proceeds related to a fire at a company-operated restaurant, and in fiscal 2015 includes a gain based on the amount of the liquidating distribution received in excess of our investment in four public partnerships.

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, possible stock and warrant repurchases and estimates of our effective tax rates that could cause actual results to differ materially from Del Taco management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements as a result of new information, future events or any other reason.

Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2018 is the 52-week period ended January 1, 2019 ("Fiscal 2018"). Fiscal year 2017 is the 52-week period ended January 2, 2018 ("Fiscal 2017"). Fiscal year 2016 is the 53-week period ended January 3, 2017 ("Fiscal 2016").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of January 1, 2019, we have 580 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.72 during Fiscal 2018, we offer a compelling value proposition relative to both QSR and fast casual peers.
Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. Same store sales growth for the 53rd week in the fifty-three weeks ended January 3, 2017 was calculated by comparing it to the “like week” in the prior year. The following table shows the same store sales growth for the fifty-two weeks ended January 1, 2019, the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017, respectively:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Company-operated same store sales	1.5%	4.0%	4.7%
Franchise-operated same store sales	3.8%	4.6%	4.9%
System-wide same store sales	2.5%	4.3%	4.8%

The increase in company-operated same store sales in the fifty-two weeks ended January 1, 2019 was driven by an increase in average check size of 3.6% offset by a decrease in traffic of 2.1% compared to the fifty-two weeks ended January 2, 2018. The increase in company-operated same store sales in the fifty-two weeks ended January 2, 2018 was driven by an increase in average check size of 3.8% and an increase in traffic of 0.2% compared to the fifty-three weeks ended January 3, 2017. The increase in company-operated same store sales in the fifty-three weeks ended January 3, 2017 was driven by an increase in average check size of 4.5% and an increase in traffic of 0.2% compared to the fifty-two weeks ended December 29, 2015.

Restaurant Development
Del Taco restaurant counts at the end of the fifty-two weeks ended January 1, 2019, the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017 are as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Company-operated restaurant activity:
Beginning of period	312	310	297
Openings	13	12	8
Closures	(6)	(6)	(1)
Purchased from franchisee	3	1	6
Sold to franchisee	—	(5)	—
Restaurants at end of period	322	312	310
Franchise-operated restaurant activity:
Beginning of period	252	241	247
Openings	12	8	5
Closures	(3)	(1)	(5)
Restaurants sold to Company	(3)	(1)	(6)
Restaurants purchased from Company	—	5	—
Restaurants at end of period	258	252	241
Total restaurant activity:
Beginning of period	564	551	544
Openings	25	20	13
Closures	(9)	(7)	(6)
Restaurants at end of period	580	564	551

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open at least 25 system-wide restaurants in Fiscal 2019. From time to time, we and our franchisees may close restaurants.
Restaurant Re-Imaging
We and our franchisees commenced the Ambience Shake Up (ASU) re-imaging program in 2012 and, as of the date of this Form 10-K, substantially all of our system restaurants feature our current image through a re-image or new prototype design, including all 322 restaurants that are company-operated. The ASU re-imaging program involved a use of cash and impacted net property and depreciation line items on the consolidated balance sheets and statements of comprehensive income (loss), among others. The cost of the ASU restaurant re-images varied depending on the scope of work required, but on average the company-operated investment was $45,000 per restaurant. We believe the ASU re-imaging program was an important element of our strategy that has led to higher system restaurant sales and a strengthened brand.

Key Performance Indicators
In assessing the performance of our business, management utilizes a variety of financial and performance measures. These key measures include company restaurant sales, same store sales, company-operated average unit volumes, restaurant contribution and restaurant contribution margin, number of new restaurant openings, EBITDA and Adjusted EBITDA.
Company Restaurant Sales
Company restaurant sales consists of sales of food and beverages in company-operated restaurants net of promotional allowances, employee meals and other discounts. Company restaurant sales in any period are directly influenced by the number of operating weeks in such period, the number of open restaurants, same store sales and per restaurant sales.

Seasonal factors and the timing of holidays cause revenue to fluctuate from quarter to quarter. Revenue per restaurant is typically lower in the first quarter due to reduced January traffic. As a result of seasonality, quarterly and annual results of operations and key performance indicators such as company restaurant sales and same store sales may fluctuate.
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of January 1, 2019, January 2, 2018, and January 3, 2017, there were 296, 293 and 298 restaurants, respectively, in the comparable company-operated restaurant base. As of January 1, 2019, January 2, 2018, and January 3, 2017, there were 244, 239 and 230 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
EBITDA and Adjusted EBITDA
EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation and amortization. Adjusted EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation, amortization and items that we do not consider representative of ongoing operating performance, as identified in the reconciliation table below.
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
Franchise Revenue
Franchise revenue consists of franchise royalty income from the franchisee and, to a lesser extent, renewal fees and franchise fees from franchise owners for new franchise restaurant openings. Franchise fees are collected upon signing a franchise agreement and deferred and recognized as revenue over the term of the franchise agreement and renewal fees are deferred and recognized over the term of the renewal agreement. To a lesser extent, franchise revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Franchise Advertising Contributions
Franchise advertising contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides.
Franchise Sublease and Other Income
Franchise sublease income consists of rental income received from franchisees related to properties where we have subleased a leasehold interest to the franchisee but remain primarily liable to the landlord, as well as other franchise income related to information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees.  Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of menu items. The components of food and paper costs are variable in nature, change with sales volume and are impacted by menu mix and are subject to increases or decreases based on fluctuations in commodity, distribution and transportation costs. Other important factors causing fluctuations in food and paper costs include seasonality, promotional activity and restaurant level management of food and paper waste. Food and paper are a significant expense and can be expected to grow proportionally as company restaurant sales grows.
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
General and Administrative Expenses
General and administrative expenses are comprised of expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses, legal and professional fees, information systems, corporate office occupancy costs and other related corporate costs. Also included are expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise operational support. General and administrative expenses are expected to grow as we grow, including incremental legal, accounting, insurance, investor relations and other expenses that are incurred as a public company.
Franchise Advertising Expenses
Franchise advertising expenses consist of the franchise portion of advertising expense.
Depreciation and Amortization
Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and equipment, and amortization of various intangible assets primarily including franchise rights and capitalized software.

Occupancy and Other – Franchise Subleases and Other
Occupancy and other – franchise subleases includes rent, property taxes and common area maintenance paid on properties subleased to franchisees where we remain primarily liable to the landlord, as well as other franchise expenses related to information technology hardware that we occasionally purchase from third party vendors and then sell to franchisees and recognize in Franchise Sublease and Other Income.
Pre-opening Costs
Pre-opening costs are incurred in connection with opening of new restaurants and incurred prior to opening, including restaurant labor related to the hiring and training of restaurant employees, as well as supplies, occupancy costs including cash and non-cash rent expense and other operating expenses directly associated with the opening of new restaurants. Pre-opening costs are expensed as incurred.
Impairment of Long-Lived Assets
We review long-lived assets such as leasehold improvements, equipment and intangible assets on a unit-by-unit basis for impairment. When events or circumstances indicate the carrying value of the assets may not be recoverable, an appropriate impairment charge is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.
Restaurant Closure Charges, Net
Restaurant closure charges, net, consists primarily of (1) future obligations associated with the closure or net sublease shortfall of a restaurant, including the present value of future lease obligations net of estimated sublease income, if any; (2) accretion of the liability during the reporting period; (3) any positive or negative adjustments to the liability as more information becomes available; (4) sublease income from leases which are treated as deemed landlord financing; and (5) direct costs related to the restaurant closures including lease termination costs.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales-leaseback transactions, sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, net of amortization of deferred gains on assets sales associated with sale-leaseback transactions and gains or losses recorded associated with the sale of company-operated restaurants to franchisees.
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including capital lease obligations and deemed landlord financing liabilities. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Other Income
Other income consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants and insurance proceeds related to a fire at one company-operated restaurant.
Transaction-Related Costs
Transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding warrant in August 2016.
Provision (benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 1, 2019 and Fifty-Two Weeks Ended January 2, 2018
The following table presents operating results for the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018 in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	52 Weeks Ended January 1, 2019			52 Weeks Ended January 2, 2018			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$471,193	93.2%		$452,148	95.9%		$19,045	4.2%
Franchise revenue	17,569	3.5		16,464	3.5		1,105	6.7
Franchise advertising contributions	13,300	2.6		—	—		13,300	*
Franchise sublease and other income	3,428	0.7		2,844	0.6		584	20.5
Total revenue	505,490	100.0		471,456	100.0		34,034	7.2
Operating expenses:
Restaurant operating expenses:
Food and paper costs	128,873	27.4	(1)	125,391	27.7	(1)	3,482	2.8	(1)
Labor and related expenses	151,954	32.2	(1)	145,012	32.1	(1)	6,942	4.8	(1)
Occupancy and other operating expenses	97,745	20.7	(1)	92,825	20.5	(1)	4,920	5.3	(1)
Total restaurant operating expenses	378,572	80.3	(1)	363,228	80.3	(1)	15,344	4.2	(1)
General and administrative	43,773	8.7		38,154	8.1		5,619	14.7
Franchise advertising expenses	13,300	2.6		—	—		13,300	*
Depreciation and amortization	25,794	5.1		23,362	5.0		2,432	10.4
Occupancy and other - franchise subleases and other	3,167	0.6		2,608	0.6		559	21.4
Pre-opening costs	1,584	0.3		1,591	0.3		(7)	(0.4)
Impairment of long-lived assets	3,861	0.8		—	—		3,861	*
Restaurant closure charges, net	394	0.1		191	*		203	106.3
Loss on disposal of assets, net	1,012	0.2		1,075	0.2		(63)	(5.9)
Total operating expenses	471,457	93.3		430,209	91.3		41,248	9.6
Income from operations	34,033	6.7		41,247	8.7		(7,214)	(17.5)
Other expense (income), net:
Interest expense	9,075	1.8		7,200	1.5		1,875	26.0
Other income	(660)	(0.1)		—	—		(660)	*
Total other expense, net	8,415	1.7		7,200	1.5		1,215	16.9
Income from operations before provision (benefit) for income taxes	25,618	5.1		34,047	7.2		(8,429)	(24.8)
Provision (benefit) for income taxes	6,659	1.3		(15,824)	(3.4)		22,483	*
Net income	$18,959	3.8%		$49,871	10.6%		$(30,912)	(62.0)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $19.0 million, or 4.2%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in company-operated same store sales of 1.5% and the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2017. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.6% offset by a decrease in traffic of 2.1% compared to the prior period.
Franchise Revenue
Franchise revenue increased $1.1 million, or 6.7%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in franchise-operated same store sales of 3.8%.
Franchise Advertising Contributions
Franchise advertising contributions were $13.3 million for the fifty-two weeks ended January 1, 2019. There were no franchise advertising contributions for the fifty-two weeks ended January 2, 2018 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.6 million, or 20.5% for the fifty-two weeks ended January 1, 2019 primarily due to sublease income related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 partially offset by a reduction in sublease income due to the purchase of three franchise-operated restaurants during the third quarter of 2018 (see Note 5 of the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K).
Food and Paper Costs
Food and paper costs increased $3.5 million, or 2.8% for the fifty-two weeks ended January 1, 2019, consisting of a $3.3 million increase in food costs and a $0.2 million increase in paper costs. The increase in food and paper costs was primarily due to modest commodity cost inflation and the increase in restaurant sales. As a percentage of company restaurant sales, food and paper costs were 27.4% for the fifty-two weeks ended January 1, 2019, compared to 27.7% for the fifty-two weeks ended January 2, 2018. The percentage decrease resulted from menu price increases partially offset by the impact of modest commodity cost inflation.
Labor and Related Expenses
Labor and related expenses increased $6.9 million, or 4.8%, for the fifty-two weeks ended January 1, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2018, a Los Angeles minimum wage increase on July 1, 2018, increased incentive based compensation and the increase in restaurant sales, partially offset by lower payroll taxes and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 32.2% for the fifty-two weeks ended January 1, 2019, compared to 32.1% for the fifty-two weeks ended January 2, 2018. This percentage increase resulted primarily from the impact of the increased California and Los Angeles minimum wage discussed above, mostly offset by the impact of menu price increases, lower payroll taxes and reduced workers compensation expense discussed above.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $4.9 million, or 5.3%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in advertising, rent, property taxes, credit and debit card processing fees, utilities and the increase in restaurant sales, partially offset by reduced repairs and maintenance expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.7% for the fifty-two weeks ended January 1, 2019, compared to 20.5% for the fifty-two weeks ended January 2, 2018. This percentage increase was primarily due to increases in rent expense and credit and debit card processing fees as a percent of company restaurant sales, partially offset by the impact of menu price increases.

General and Administrative Expenses
General and administrative expenses increased $5.6 million, or 14.7%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in stock-based compensation, salaries, legal fees, management incentive compensation, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis. General and administrative expenses as a percentage of total revenue were 8.7% for the fifty-two weeks ended January 1, 2019 compared to 8.1% for the fifty-two weeks ended January 2, 2018. The increase as a percent of total revenue was due to the increases in stock-based compensation, legal fees and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018, partially offset by the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses were $13.3 million for the fifty-two weeks ended January 1, 2019 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the fifty-two weeks ended January 2, 2018 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.
Depreciation and Amortization
Depreciation and amortization increased $2.4 million, or 10.4%, for the fifty-two weeks ended January 1, 2019, primarily due to the addition of new property and equipment. As a percentage of total revenue, depreciation and amortization expense was 5.1% for the fifty-two weeks ended January 1, 2019 compared to 5.0% for the fifty-two weeks ended January 2, 2018.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other increased $0.6 million, or 21.4%, for the fifty-two weeks ended January 1, 2019, primarily due to sublease expense related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 as well as the addition of other franchise expenses previously netted against the related payments received from franchisees as a result of new revenue rules, partially offset by a reduction in sublease expense due to the purchase of three franchise-operated restaurants during 2018 (see Note 5 of the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K). As a percentage of total revenue, occupancy and other – franchise sublease was 0.6% for both the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018.
Pre-opening Costs
Pre-opening costs were $1.6 million for both the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018 as both years featured a similar level of pre-opening activity.
Impairment of Long-Lived Assets
We recorded impairment charges of $3.9 million during the fifty-two weeks ended January 1, 2019 related to our evaluation of long-lived assets underlying five restaurants, in California, Oklahoma and Georgia, which had indicators of impairment. No such impairment charges were recorded during the fifty-two weeks ended January 2, 2018.
Restaurant Closure Charges, net
Restaurant closure charges, net was $0.4 million for the fifty-two weeks ended January 1, 2019 compared to $0.2 million for the fifty-two weeks ended January 2, 2018. Current year activity includes net adjustments due to changes in estimates, lease termination costs and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The prior year activity primarily includes net adjustments due to changes in estimates and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss on Disposal of Assets, net
Loss on disposal of assets, net was $1.0 million for the fifty-two weeks ended January 1, 2019, compared to $1.1 million for the fifty-two weeks ended January 2, 2018. Current year loss was primarily related to the closure of six company-operated restaurants and the write-off of leasehold improvements associated with two temporary company-operated restaurant closures, partially offset by insurance recovery and a gain on the disposal of assets. The two temporary closures were related to a fire at one restaurant and a construction defect matter at another restaurant. The prior year loss was primarily related to the closure of six company-operated restaurants, a loss on the sale of owned land and building for one existing company-operated restaurant and one newly constructed company-operated restaurant, and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated stores to franchisees.
Interest Expense
Interest expense was $9.1 million for the fifty-two weeks ended January 1, 2019 compared to $7.2 million for the fifty-two weeks ended January 2, 2018. The increase in interest expense for the fifty-two weeks ended January 1, 2019 is primarily due to an increase in interest rates.
Other Income
Other income was $0.7 million for the fifty-two weeks ended January 1, 2019 and consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 5 of the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K) and insurance proceeds related to a fire at a company-operated restaurant. There was no other income for the fifty-two weeks ended January 2, 2018.
Provision (Benefit) for Income Taxes
The effective income tax rates were 26.0% for the fifty-two weeks ended January 1, 2019 and (46.5)% for the fifty-two weeks ended January 2, 2018. The provision (benefit) for income taxes consisted of income tax expense of $6.7 million for the fifty-two weeks ended January 1, 2019 and income tax benefit of $(15.8) million for the fifty-two weeks ended January 2, 2018. The income tax provision for the fifty-two weeks ended January 1, 2019 primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by target job credits and adjustments related to the Tax Cuts and Jobs Act. The income tax benefit for the fifty-two weeks ended January 2, 2018 is primarily driven by the enactment of the Tax Cuts and Jobs Act effective for tax years beginning after December 31, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, which resulted in a provisional estimated tax benefit of $29.1 million for the remeasurement of our applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse, partially offset by statutory federal and state tax rates based on apportioned income.

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 2, 2018 and Fifty-Three Weeks Ended January 3, 2017

The following table presents operating results for the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	52 Weeks Ended January 2, 2018			53 Weeks Ended January 3, 2017			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$452,148	95.9%		$434,064	96.0%		$18,084	4.2%
Franchise revenue	16,464	3.5		15,676	3.5		788	5.0
Franchise sublease and other income	2,844	0.6		2,343	0.5		501	21.4
Total revenue	471,456	100.0		452,083	100.0		19,373	4.3
Operating expenses:
Restaurant operating expenses:
Food and paper costs	125,391	27.7	(1)	120,116	27.7	(1)	5,275	4.4	(1)
Labor and related expenses	145,012	32.1	(1)	135,725	31.3	(1)	9,287	6.8	(1)
Occupancy and other operating expenses	92,825	20.5	(1)	88,908	20.5	(1)	3,917	4.4	(1)
Total restaurant operating expenses	363,228	80.3	(1)	344,749	79.4	(1)	18,479	5.4	(1)
General and administrative	38,154	8.1		37,220	8.2		934	2.5
Depreciation and amortization	23,362	5.0		23,129	5.1		233	1.0
Occupancy and other - franchise subleases and other	2,608	0.6		2,207	0.5		401	18.2
Pre-opening costs	1,591	0.3		731	0.2		860	*
Restaurant closure charges, net	191	*		435	0.1		(244)	(56.1)
Loss on disposal of assets, net	1,075	0.2		312	0.1		763	*
Total operating expenses	430,209	91.3		408,783	90.4		21,426	5.2
Income from operations	41,247	8.7		43,300	9.6		(2,053)	(4.7)
Other expense:
Interest expense	7,200	1.5		6,327	1.4		873	13.8
Transaction-related costs	—	—		731	0.2		(731)	(100.0)
Total other expense	7,200	1.5		7,058	1.6		142	2.0
Income from operations before (benefit) provision for income taxes	34,047	7.2		36,242	8.0		(2,195)	(6.1)
(Benefit) provision for income taxes	(15,824)	(3.4)		15,329	3.4		(31,153)	(203.2)
Net income	$49,871	10.6%		$20,913	4.6%		$28,958	138.5%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
Company Restaurant Sales
Company restaurant sales increased $18.1 million, or 4.2%, for the fifty-two weeks ended January 2, 2018, primarily due to an increase in company-operated same store sales of $17.3 million, or 4.0%, and $8.8 million from the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2016, partially offset by an $8.0 million decrease from the impact of the 53rd week in the prior year. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.8% and an increase in traffic of 0.2% compared to the prior period.

Franchise Revenue
Franchise revenue increased $0.8 million, or 5.0%, for the fifty-two weeks ended January 2, 2018, primarily due to an increase in franchise-operated same store sales of 4.6% and an increase in initial fees, partially offset by a $0.3 million decrease from the impact of the 53rd week in the prior year.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.5 million, or 21.4% for the fifty-two weeks ended January 2, 2018 primarily due to sublease income related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs increased $5.3 million, or 4.4% for the fifty-two weeks ended January 2, 2018, consisting of a $5.0 million increase in food costs and a $0.3 million increase in paper costs. The increase in food and paper costs was primarily due to modest commodity cost inflation and the increase in restaurant sales. As a percentage of company restaurant sales, food and paper costs were 27.7% for both the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017. This constant percentage resulted from modest menu price increases that approximately offset the impact of modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $9.3 million, or 6.8%, for the fifty-two weeks ended January 2, 2018, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2017, a Los Angeles minimum wage increase on July 1, 2017, an increase in payroll related taxes, increased paid sick leave expense and the increase in restaurant sales. As a percentage of company restaurant sales, labor and related expenses were 32.1% for the fifty-two weeks ended January 2, 2018, compared to 31.3% for the fifty-three weeks ended January 3, 2017. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage, increased payroll tax expense and increased paid sick leave expense discussed above, partially offset by the impact of modest menu price increases and the same store sales increase in traffic which helps to leverage the fixed components of labor costs.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.9 million, or 4.4%, for the fifty-two weeks ended January 2, 2018, primarily due to an increase in repairs, supplies and maintenance expense, advertising, rent, property taxes, credit and debit card processing fees and the increase in restaurant sales, partially offset by the impact of the 53rd week in the prior year. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.5% for both the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017. This constant percentage was primarily due to modest menu price increases and the same store sales increases which helped to leverage fixed components of occupancy and other operating expenses including a reduction in utilities as a percent of company restaurant sales, offset by the increases in repairs, supplies and maintenance expense, occupancy expense and credit and debit card processing fees discussed above as a percent of company restaurant sales.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 2.5%, for the fifty-two weeks ended January 2, 2018, primarily due to an increase in salaries, stock-based compensation, and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018, partially offset by a reduction in management incentive compensation and legal expenses and the impact of the 53rd week in the prior year. General and administrative expenses as a percentage of total revenue were 8.1% for the fifty-two weeks ended January 2, 2018, compared to 8.2% for the fifty-three weeks ended January 3, 2017 and the decrease as a percent of total revenue was due to the increased revenue and reduction in management incentive compensation and legal expenses, partially offset by the increases in salaries, stock-based compensation and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1.0%, for the fifty-two weeks ended January 2, 2018, primarily due to the addition of new assets partially offset by the impact of the 53rd week in the prior year. As a percentage of total revenue, depreciation and amortization expense was 5.0% for the fifty-two weeks ended January 2, 2018 compared to 5.1% for the fifty-three weeks ended January 3, 2017.
Occupancy and Other—Franchise Sublease and Other
Occupancy and other – franchise sublease and other increased $0.4 million, or 18.2%, for the fifty-two weeks ended January 2, 2018, primarily due to sublease expense related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 in which we retained the leasehold interest to the real estate (see Note 5 of the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K). As a percentage of total revenue, occupancy and other – franchise sublease was 0.6% for the fifty-two weeks ended January 2, 2018 compared to 0.5% for the fifty-three weeks ended January 3, 2017.
Pre-opening Costs
Pre-opening costs were $1.6 million for the fifty-two weeks ended January 2, 2018, compared to $0.7 million for the fifty-three weeks ended January 3, 2017. The increase was due to an increased level of pre-opening activity compared to the prior year due to additional new company-operated restaurant openings that occurred during 2017 and are planned for early 2018.
Restaurant Closure Charges, net
Restaurant closure charges, net was $0.2 million for the fifty-two weeks ended January 2, 2018, compared to $0.4 million for the fifty-three weeks ended January 3, 2017. Current year activity includes net adjustments due to changes in estimates and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The prior year activity primarily includes an adjustment to increase the lease termination liability for two closed restaurants partially offset by an adjustment to decrease the lease term liability for one closed restaurant all due to changes in estimate, accretion expense and other incremental charges related to the 12 underperforming restaurants we closed during the fourth fiscal quarter of 2015.
Loss on Disposal of Assets, net
Loss on disposal of assets, net was $1.1 million for the fifty-two weeks ended January 2, 2018, compared to $0.3 million for the fifty-three weeks ended January 3, 2017. Current year loss was primarily related to the closure of six company-operated restaurants, a loss on the sale of owned land and building for one existing company-operated restaurant and one newly constructed company-operated restaurant, and the replacement of certain leasehold improvements and restaurant equipment, partially offset by net gains recorded associated with the sale of company-operated stores to franchisees (see Note 5 to the notes of the consolidated financial statements included elsewhere on this annual report on Form 10-K). The prior year loss was related to the closure of one company restaurant and the replacement of certain restaurant equipment.
Interest Expense
Interest expense was $7.2 million for the fifty-two weeks ended January 2, 2018 compared to $6.3 million for the fifty-three weeks ended January 3, 2017. The increase in interest expense for the fifty-two weeks ended January 2, 2018 is primarily due to an increase in interest rates partially offset by a lower level of debt outstanding during the current year and the impact of the 53rd week in the prior year.
Transaction-Related Costs
Transaction-related costs totaled $0.7 million for the fifty-three weeks ended January 3, 2017. Prior year transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding Company warrant and direct costs incurred in connection with the Business Combination which closed on June 30, 2015 (See Note 12 included elsewhere in this annual report on Form 10-K). There were no such costs during the fifty-two weeks ended January 2, 2018.
(Benefit) provision for Income Taxes
The effective income tax rates were (46.5)% for the fifty-two weeks ended January 2, 2018 and 42.3% for the fifty-three weeks ended January 3, 2017. The (benefit) provision for income taxes consisted of income tax benefit of $(15.8) million for the fifty-two weeks ended January 2, 2018 and income tax expense of $15.3 million for the fifty-three weeks ended January 3, 2017. The income tax benefit for the fifty-two weeks ended January 2, 2018 is primarily driven by the enactment of the Tax Cuts and

Jobs Act effective for tax years beginning after December 31, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, which resulted in a provisional estimated tax benefit of $29.1 million for the remeasurement of our applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse, partially offset by statutory federal and state tax rates based on apportioned income. The income tax expense for the fifty-three weeks ended January 3, 2017 primarily consists of statutory federal and state tax rates based on apportioned income, as well as providing for deferred tax liabilities for the excess amount for financial reporting over the tax basis of an investment in a domestic subsidiary. In addition, during fiscal 2016 the effective tax rate is also driven by transaction-related costs incurred in connection with the warrant tender offer which are not deductible for taxes as well as lower stock compensation expense deductible for tax related to the June 30, 2016 vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by target job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have experienced increases in same store sales, however, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $7.2 million at January 1, 2019 and available borrowing capacity of $73.7 million at January 1, 2019 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Net cash provided by (used in)
Operating activities	$61,832	$57,788	$57,546
Investing activities	(50,024)	(40,689)	(47,654)
Financing activities	(11,214)	(19,335)	(11,291)
Net increase (decrease) in cash	$594	$(2,236)	$(1,399)
Cash Flows Provided by Operating Activities
In the fifty-two weeks ended January 1, 2019, cash flows provided by operating activities were $61.8 million. The cash flows provided by operating activities resulted from net income of $19.0 million, non-cash adjustment for asset depreciation and amortization of $25.5 million, stock-based compensation of $6.1 million, loss on disposal of assets, net of $1.0 million, impairment of long-lived assets of $3.8 million, restaurants closure charges of $0.4 million, deferred income taxes of $1.1 million and changes in net working capital requirements totaling $5.4 million, partially offset by other income of $0.5 million.
In the fifty-two weeks ended January 2, 2018, cash flows provided by operating activities were $57.8 million. The cash flows provided by operating activities resulted from net income of $49.9 million, non-cash adjustment for asset depreciation and amortization of $22.9 million, stock-based compensation of $4.9 million, loss on disposal of assets, net of $1.1 million, restaurants closure charges of $0.4 million, and changes in net working capital requirements totaling $1.2 million, partially offset by deferred income taxes of $22.6 million,
In the fifty-three weeks ended January 3, 2017, cash flows provided by operating activities were $57.5 million. The cash flows provided by operating activities resulted from net income of $20.9 million, non-cash adjustment for asset depreciation and amortization of $22.9 million, deferred income taxes of $10.7 million, stock-based compensation of $4.1 million, and other non-cash adjustments of $0.5 million, partially offset by the changes in net working capital requirements totaling $1.6 million.
Cash Flows Used in Investing Activities
In the fifty-two weeks ended January 1, 2019, cash flows used in investing activities were $50.0 million, which were primarily the result of purchase of property and equipment and other assets of $49.5 million and the acquisition of three franchise-operated restaurants for $1.8 million, partially offset by proceeds from the disposal of property and equipment of $1.3 million. For the fifty-two weeks ended January 1, 2019, purchase of property and equipment was $48.0 million, including approximately $15.4 million to maintain or enhance our existing restaurants and information systems, approximately $9.5 million for discretionary investment in equipment, technology and remodeled restaurants, approximately $1.5 million to reconstruct the two company-operated restaurants that were temporarily closed during 2018 and approximately $21.6 million for new restaurant construction. During 2018 certain new restaurants received an aggregate $2.7 million of deemed landlord financing proceeds and three other new restaurants are currently held for sale as the Company expects to sell and leaseback property underlying these restaurants within the next year which will lower our net capital expenditures for these restaurants. The $1.3 million of proceeds from the disposal of property and equipment include $0.7 million of insurance proceeds related to the reconstruction of one company-operated restaurant that was temporarily closed due to a fire.
In the fifty-two weeks ended January 2, 2018, cash flows used in investing activities were $40.7 million, which were primarily the result of purchase of property and equipment and other assets of $51.7 million and the acquisition of one franchise-operated restaurant for $1.1 million, partially offset by proceeds from the disposal of property and equipment of $9.9 million and proceeds from the sale of five company-operated restaurants for $2.2 million. See Note 5 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information. For the fifty-two weeks ended January 2, 2018, purchase of property and equipment was $50.6 million, including $13.9 million to maintain or enhance our existing restaurants and information systems, $8.0 million for discretionary investment in equipment, technology and remodeled restaurants, $5.6 million of owned land and building for development after 2017 and $23.1 million for new restaurant construction whereby one new restaurant was sold and leased back for $2.3 million and other new restaurants received an aggregate $3.9 million of deemed landlord financing proceeds.
In the fifty-three weeks ended January 3, 2017, cash flows used in investing activities were $47.7 million, which were primarily the result of purchase of property and equipment and other assets of $47.2 million and the acquisition of six franchise-operated restaurants of $3.9 million which includes the purchase of land and building of $2.1 million, partially offset by proceeds from the disposal of property and equipment of $3.4 million. The purchase price for the acquisition of franchise-operated restaurants was primarily allocated to land and building, property and equipment and goodwill acquired. See Note 5 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information. For the fifty-three weeks ended January 3, 2017, purchase of property and equipment was $45.8 million, including $10.1 million for new restaurant construction (gross), $13.9 million for capitalized maintenance, $7.6 million for discretionary investment in equipment, technology and remodeled restaurants, $5.1 million for land acquisition for development after 2016, and $9.1 million of owned land and building acquired for existing company restaurants including $1.3 million for an existing company restaurant which has been sold and leased back as of January 3, 2017.

Cash Flows Used in Financing Activities
In the fifty-two weeks ended January 1, 2019, cash flows used in financing activities were $11.2 million. The cash flows used in financing activities were primarily the result of the repurchase of 1,408,071 shares of our common stock and 47,511 warrants for an aggregate purchase price of $16.3 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $2.4 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $1.4 million, partially offset by proceeds from deemed landlord financing liabilities of $2.7 million and proceeds from stock option exercises of $0.2 million. In addition, during the fifty-two weeks ended January 1, 2019, we borrowed $31.0 million on our revolving credit facility and made payments of $25.0 million on our revolving credit facility.
In the fifty-two weeks ended January 2, 2018, cash flows used in financing activities were $19.3 million. The cash flows used in financing activities were primarily the result of the repurchase of 986,497 shares of our common stock and 424,439 warrants for an aggregate purchase price of $13.8 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $1.9 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $1.6 million, partially offset by proceeds from deemed landlord financing liabilities of $3.9 million and proceeds from stock option exercises of $0.1 million. In addition, during the fifty-two weeks ended January 2, 2018, we borrowed $31.5 million on our revolving credit facility and made payments of $37.5 million on our revolving credit facility.
In the fifty-three weeks ended January 3, 2017, cash flows used in financing activities were $11.3 million. The cash flows used in financing activities were primarily the result of the repurchase of 1,347,300 shares of our common stock and 699,007 warrants for an aggregate purchase price of $15.3 million, including incremental direct costs to acquire the shares and warrants, payments on capital lease and deemed landlord financing totaling $1.7 million, payments of tax withholding of $0.9 million related to restricted stock vesting and payment for interest rate cap of $0.3 million, partially offset by proceeds from deemed landlord financing liabilities of $2.0 million. In addition, during the fifty-three weeks ended January 3, 2017, we borrowed $24.0 million on our revolving credit facility and made payments of $19.0 million on our revolving credit facility.
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
The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of January 1, 2019.
At January 1, 2019, the weighted average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 4.27%. As of January 1, 2019 there were $159.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at January 1, 2019 was $73.7 million.
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

Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of January 1, 2019 (in thousands):

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	2024 and thereafter
Operating leases, net (1)	$277,381	$31,387	$58,053	$51,110	$136,831
Capital leases and deemed landlord financing	50,314	3,561	6,502	6,179	34,072
Long-term debt	159,000	—	159,000	—	—
Interest on long-term debt (2)	12,065	7,239	4,826	—	—
Purchase commitments (3)	55,904	24,427	30,466	1,011	—
Total (4)	$554,664	$66,614	$258,847	$58,300	$170,903

(1)
Includes amounts for restaurant operating leases related to the 12 restaurants closed in the fourth fiscal quarter of 2015 and related subleases both of which have been included in our restaurant closure liability on our consolidated balance sheets as of January 1, 2019 and January 2, 2018 on a present value basis.

(2)
Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 4.27%, a fee of 1.75% on the outstanding letters of credit and a 0.20% unused commitment fee on the unused balance of the revolver.

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

Off-Balance Sheet and Other Arrangements
At January 1, 2019, we had a $250.0 million revolving credit facility of which $17.3 million was reserved for outstanding letters of credit and $73.7 million was unused and available for borrowings under the 2015 Senior Credit Facility. We did not have any material off-balance sheet arrangements, except for restaurant operating leases entered into in the normal course of business.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended January 1, 2019 we purchased (1) 1,408,071 shares of common stock for an average price per share of $11.48 for an aggregate cost of approximately $16.2 million including incremental direct costs to acquire the shares, and (2) 47,511 warrants for an average price per warrant of $2.55 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants. As of January 1, 2019, there was approximately $29.6 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

The Company repurchased 424,439 warrants during the fifty-two weeks ended January 2, 2018. Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018, 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
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
Revenue Recognition
Company Restaurant Sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. We report revenue net of promotional allowances as well as sales taxes collected from customers and remitted to governmental taxing authorities. Franchise Revenue comprise (i) development fees, (ii) franchise fees, (iii) on-going royalties and (iv) renewal fees. Development and franchise fees, a portion of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant and renewal fees are deferred and recognized over the term of the related franchise agreement. Development fees and franchise fees are generally recognized as revenue upon termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, Franchise Revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses. Franchise Sublease and Other Income is composed of rental income associated with properties leased or subleased to franchisees and other franchise income related to information technology hardware such as point of sale equipment, tables, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other. Franchise Advertising Contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides. The offset is recorded to Franchise Advertising Expenses. We sell gift cards to customers in our restaurants. The gift cards sold to customers have no stated expiration dates and are recorded in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We recognize revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon our specific historical redemption patterns. Recognized breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.
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
If necessary, the methods we use to estimate fair value include discounted future cash flows analysis and market valuation based on similar companies. Key assumptions included in the cash flow model include future revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital.
In assessing potential impairments for our fourth quarter test for 2018, we performed a qualitative assessment to determine whether it is more likely than not that the fair value of goodwill and indefinite-lived trademark are less than the carrying amount. Upon completion of the fourth quarter 2018 annual impairment assessment, we determined that no goodwill or trademark impairment was indicated. As of January 1, 2019, we are not aware of any significant indicators of impairment that exist for our goodwill or trademark that would require additional analysis.
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
Restaurant Closure Charges, Net
We make decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. We determine if discontinued operations treatment is appropriate and estimate the future obligations, if any, associated with the closure of restaurants and record the corresponding liability at the time the restaurant is closed. These restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net are comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the liability during the period, and any positive or negative adjustments to the liability in subsequent periods as more information becomes available. Changes to the estimated liability for future lease obligations based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. Accretion expense is recorded in order to appropriately reflect the present value of the lease obligations as of the end of a reporting period. Lease payments made net of sublease income received related to these obligations reduce the overall liability. To the extent that the disposal or abandonment of related property and equipment results in gains or losses, such gains or losses are included in loss on disposal of assets, net in the consolidated statements of comprehensive income, except for gains or losses on the disposal of property and equipment related to the 12 underperforming restaurants discussed in Note 3 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K, which is included in restaurant closure charges, net on the consolidated statements of comprehensive income.
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
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Company restaurant sales	$471,193	$452,148	$434,064
Restaurant operating expenses	378,572	363,228	344,749
Restaurant contribution	$92,621	$88,920	$89,315
Restaurant contribution margin	19.7%	19.7%	20.6%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Net income	$18,959	$49,871	$20,913
Non-GAAP adjustments:
(Benefit) provision for income taxes	6,659	(15,824)	15,329
Interest expense	9,075	7,200	6,327
Depreciation and amortization	25,794	23,362	23,129
EBITDA	60,487	64,609	65,698
Stock-based compensation expense (a)	6,079	4,876	4,096
Loss on disposal of assets, net (b)	1,012	1,075	312
Impairment of long-lived assets (c)	3,861	—	—
Restaurant closure charges, net (d)	394	191	435
Amortization of favorable and unfavorable lease assets and liabilities, net (e)	(767)	(809)	(607)
Transaction-related costs (f)	—	—	731
Pre-opening costs (g)	1,584	1,591	731
Other income (h)	(660)	—	—
Adjusted EBITDA	$71,990	$71,533	$71,396

(a)	Includes non-cash, stock-based compensation.

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

(e)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(f)	Includes costs related to the secondary offering of common stock completed in October 2015.

(g)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, occupancy costs including cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

(h)
Other income consists of a gain of related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants and insurance proceeds related to a fire at a company-operated restaurant.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility debt, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility debt, as discussed above under “Hedging Arrangements.” As of January 1, 2019, we had outstanding variable rate borrowings of $159.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.6 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 in 2018 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 334 restaurants in California of which 219 are company-operated and 115 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.25 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 21 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017 and $13.25 per hour on July 1, 2018. This local ordinance impacted three company-operated restaurants.
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
On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 on July 1, 2017 and $13.25 per hour on July 1, 2018. The minimum wage will increase every year to $15.00 per hour on July 1, 2020. This local ordinance impacted one company-operated restaurant.
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018 and will increase to $11.00 per hour in 2019 and $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 35 franchise-operated restaurants.
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

ITEM 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of January 1, 2019 and January 2, 2018	67
Consolidated Statements of Comprehensive Income for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017	68
Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017	69
Consolidated Statements of Cash Flows for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017	70
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Del Taco Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Del Taco Restaurants, Inc. (the Company) as of January 1, 2019 and January 2, 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended January 1, 2019, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2019 and January 2, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 3, 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Irvine, California
March 18, 2019

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 1, 2019	January 2, 2018
Assets
Current assets:
Cash and cash equivalents	$7,153	$6,559
Accounts and other receivables, net	3,167	3,828
Inventories	2,932	2,712
Prepaid expenses and other current assets	4,935	6,784
Assets held for sale	14,794	—
Total current assets	32,981	19,883
Property and equipment, net	161,429	156,124
Goodwill	321,531	320,638
Trademarks	220,300	220,300
Intangible assets, net	18,507	21,498
Other assets, net	4,208	3,881
Total assets	$758,956	$742,324
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,877	$18,759
Other accrued liabilities	34,785	35,257
Current portion of capital lease obligations and deemed landlord financing liabilities	1,033	1,415
Total current liabilities	55,695	55,431
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	178,664	170,639
Deferred income taxes	69,471	68,574
Other non-current liabilities	32,852	31,431
Total liabilities	336,682	326,075
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,305,342 shares issued and outstanding at January 1, 2019; 38,434,274 shares issued and outstanding at January 2, 2018	4	4
Additional paid-in capital	336,941	349,334
Accumulated other comprehensive income	180	14
Retained earnings	85,149	66,897
Total shareholders’ equity	422,274	416,249
Total liabilities and shareholders’ equity	$758,956	$742,324
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(In thousands, except share and per share data)

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Revenue:
Company restaurant sales	$471,193	$452,148	$434,064
Franchise revenue	17,569	16,464	15,676
Franchise advertising contributions	13,300	—	—
Franchise sublease and other income	3,428	2,844	2,343
Total revenue	505,490	471,456	452,083
Operating expenses:
Restaurant operating expenses:
Food and paper costs	128,873	125,391	120,116
Labor and related expenses	151,954	145,012	135,725
Occupancy and other operating expenses	97,745	92,825	88,908
General and administrative	43,773	38,154	37,220
Franchise advertising expenses	13,300	—	—
Depreciation and amortization	25,794	23,362	23,129
Occupancy and other - franchise subleases and other	3,167	2,608	2,207
Pre-opening costs	1,584	1,591	731
Impairment of long-lived assets	3,861	—	—
Restaurant closure charges, net	394	191	435
Loss on disposal of assets, net	1,012	1,075	312
Total operating expenses	471,457	430,209	408,783
Income from operations	34,033	41,247	43,300
Other expense (income), net:
Interest expense	9,075	7,200	6,327
Other income	(660)	—	—
Transaction-related costs	—	—	731
Total other expense, net	8,415	7,200	7,058
Income from operations before provision (benefit) for income taxes	25,618	34,047	36,242
Provision (benefit) for income taxes	6,659	(15,824)	15,329
Net income	18,959	49,871	20,913
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	122	(162)	172
Reclassification of interest rate cap amortization included in net income, net of tax	44	4	—
Total other comprehensive income (loss), net	166	(158)	172
Comprehensive income	$19,125	$49,713	$21,085
Earnings per share:
Basic	$0.50	$1.29	$0.54
Diluted	$0.49	$1.25	$0.53
Weighted-average shares outstanding:
Basic	38,106,057	38,689,508	38,725,541
Diluted	38,683,959	39,949,907	39,274,649
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income	Deficit)	Equity
Balance at December 29, 2015	$—	38,802,425	$4	$372,260	$—	$(3,887)	$368,377
Net income	—	—	—	—	—	20,913	20,913
Other comprehensive income, net of tax	—	—	—	—	172	—	172
Comprehensive income							21,085
Stock-based compensation	—	—	—	4,096	—	—	4,096
Issuance of common stock in exchange for warrants	—	1,533,542	—	—	—	—	—
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	164,336	—	(916)	—	—	(916)
Exercise of stock options	—	500	—	5	—	—	5
Repurchase of common stock and warrants	—	(1,347,300)	—	(15,314)	—	—	(15,314)
Balance at January 3, 2017	—	39,153,503	4	360,131	172	17,026	377,333
Net income	—	—	—	—	—	49,871	49,871
Other comprehensive loss, net of tax	—	—	—	—	(158)	—	(158)
Comprehensive income							49,713
Stock-based compensation	—	—	—	4,876	—	—	4,876
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	257,518	—	(1,923)	—	—	(1,923)
Exercise of stock options	—	9,750	—	99	—	—	99
Repurchase of common stock and warrants	—	(986,497)	—	(13,849)	—	—	(13,849)
Balance at January 2, 2018	—	38,434,274	4	349,334	14	66,897	416,249
Adjustment for adoption of new revenue recognition standard, net of tax	—	—	—	—	—	(707)	(707)
Net income	—	—	—	—	—	18,959	18,959
Other comprehensive income, net of tax	—	—	—	—	166	—	166
Comprehensive income	—	—	—	—	—	—	19,125
Stock-based compensation	—	—	—	6,079	—	—	6,079
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	257,389	—	(2,378)	—	—	(2,378)
Exercise of stock options	—	21,750	—	222	—	—	222
Repurchase of common stock and warrants	—	(1,408,071)	—	(16,316)	—	—	(16,316)
Balance at January 1, 2019	$—	37,305,342	$4	$336,941	$180	$85,149	$422,274
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Operating activities
Net income	$18,959	$49,871	$20,913
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	45	—	—
Depreciation and amortization	25,794	23,362	23,129
Amortization of favorable and unfavorable lease assets and liabilities, net	(767)	(809)	(607)
Amortization of deferred financing costs and interest rate cap	445	389	392
Stock-based compensation	6,079	4,876	4,096
Impairment of long-lived assets	3,861	—	—
Deferred income taxes	1,097	(22,594)	10,741
Loss on disposal of assets, net	1,012	1,075	312
Restaurant closure charges, net	449	379	179
Other income	(523)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	616	313	(921)
Inventories	(220)	6	88
Prepaid expenses and other current assets	1,949	(2,580)	(659)
Other assets	(125)	(162)	(59)
Accounts payable	2	2,332	(404)
Other accrued liabilities	(488)	(1,526)	3,733
Other non-current liabilities	3,647	2,856	(3,387)
Net cash provided by operating activities	61,832	57,788	57,546

Investing activities
Purchases of property and equipment	(48,032)	(50,627)	(45,853)
Proceeds from disposal of property and equipment	1,323	9,907	3,423
Purchases of other assets	(1,474)	(1,033)	(1,333)
Acquisition of franchisees	(1,841)	(1,128)	(3,891)
Proceeds from sale of company-operated restaurants	—	2,192	—
Net cash used in investing activities	(50,024)	(40,689)	(47,654)

Financing activities
Proceeds from deemed landlord financing liabilities	2,675	3,925	1,974
Repurchase of common stock and warrants	(16,316)	(13,849)	(15,314)
Payment of tax withholding related to restricted stock vesting, option exercises and distribution of restricted stock units	(2,378)	(1,923)	(916)
Payments on capital leases and deemed landlord financing	(1,417)	(1,587)	(1,728)
Proceeds from revolving credit facility	31,000	31,500	24,000
Payments on revolving credit facility	(25,000)	(37,500)	(19,000)
Payment for interest rate cap	—	—	(312)
Proceeds from exercise of stock options	222	99	5
Net cash used in financing activities	(11,214)	(19,335)	(11,291)
Increase (decrease) in cash and cash equivalents	594	(2,236)	(1,399)
Cash and cash equivalents at beginning of period	6,559	8,795	10,194
Cash and cash equivalents at end of period	$7,153	$6,559	$8,795

Supplemental cash flow information:
Cash paid during the period for interest	$8,823	$6,873	$6,328
Cash paid during the period for income taxes, net of tax refunds	3,061	9,441	3,531
Supplemental schedule of non-cash activities:
Increase (decrease) of purchases of property and equipment in accounts payable and accrued liabilities, net	$556	$2,305	$64
Write-offs against bad debt reserves	26	—	72
Amortization of interest rate cap into net income, net of tax	44	4	—
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	122	(162)	172
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
January 1, 2019
1. Description of Business
Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”) one of which includes Del Taco LLC which has all of the material assets and operations of the Company. The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At January 1, 2019, there were 322 company-operated and 258 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At January 2, 2018, there were 312 company-operated and 252 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
The Company was originally incorporated in Delaware on August 2, 2013 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. On June 30, 2015 (the "Closing Date"), the Company consummated its business combination with Del Taco Holdings, Inc. (“DTH”) pursuant to the agreement and plan of merger dated as of March 12, 2015 by and among LAC, Levy Merger Sub, LLC (“Levy Merger Sub”), LAC’s wholly owned subsidiary, and DTH (the “Merger Agreement”). Under the Merger Agreement, Levy Merger Sub merged with and into DTH, with DTH surviving the merger as a wholly-owned subsidiary of the Company (the “Business Combination” or “Merger”). In connection with the closing of the Business Combination, the Company changed its name from Levy Acquisition Corp. to Del Taco Restaurants, Inc.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal years 2018 and 2017 are both fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. Fiscal year 2016 is a fifty-three week period. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2018, the Company’s financial statements reflect the fifty-two weeks ended January 1, 2019. For fiscal year 2017, the Company's financial statements reflect the fifty-two weeks ended January 2, 2018. For fiscal year 2016, the Company’s financial statements reflect the fifty-three weeks ended January 3, 2017.

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Variable Interest Entities
In accordance with Accounting Standards Codification ("ASC") 810, Consolidation, the Company applies the guidance related to variable interest entities ("VIE"), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company franchises its operations through franchise agreements entered into with franchisees and therefore, the Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting the Company’s brand. Based upon the Company’s analysis of all the relevant facts and considerations of the franchise entities, the Company has concluded that the franchise agreements are not variable interest entities.
Revenue Recognition
Company Restaurant Sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. The Company reports revenue net of promotional allowances as well as sales taxes collected from customers and remitted to governmental taxing authorities.
Franchise Revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant and renewal fees are deferred and recognized over the term of the renewal agreement. Development fees and franchise fees are also generally recognized as revenue upon the termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lessor extent, Franchise Revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Franchise Sublease and Other Income is comprised of rental income associated with properties leased or subleased to franchisees and is recognized as revenue on an accrual basis. In addition, Franchise Advertising Contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides.  The offset is recorded to Franchise Advertising Expenses. As well as other franchise income related to information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Gift Cards
The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income totaled $2.8 million and $2.5 million as of January 1, 2019 and January 2, 2018, respectively. The current portion of the deferred gift card income is included in other accrued liabilities on the consolidated balance sheets and totaled $1.5 million and $1.3 million as of January 1, 2019 and January 2, 2018. The non-current portion of the deferred gift card income was $1.3 million and $1.2 million as January 1, 2019 and January 2, 2018, respectively, and is included in other non-current liabilities on the consolidated balance sheets. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized gift card breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods but is not expected to be significant.
Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.
Accounts and Other Receivables, Net
Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor and landlords. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor and the landlord receivables are for earned landlord reimbursement related to restaurants opened. The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables and totaled $0.1 million as of both January 1, 2019 and January 2, 2018.
Vendor Allowances
The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products. The non-current portion of reimbursements received by the Company in advance is included in other non-current liabilities on the consolidated balance sheets and totaled $0.7 million and $1.1 million as of January 1, 2019 and January 2, 2018, respectively. The current portion of these reimbursements is included in other accrued liabilities on the consolidated balance sheets and totaled $0.4 million as of both January 1, 2019 and January 2, 2018.
Inventories
Inventories, consisting of food items, packaging and beverages, are valued at the lower of cost (first-in, first-out method) or market.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Assets Held for Sale
Assets held for sale represent the costs for three restaurants opened during 2018 that the Company plans to sell and lease back within the next year. Gains realized on sale-leaseback transactions are deferred and amortized over the lease terms and losses are recognized immediately in accordance with ASC 840, Leases. Assets held for sale also includes the net book value of property and equipment the Company plans to sell within the next year for 13 company-operated restaurants that the Company plans to sell to existing franchisees within the next year. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. Assets held for sale consisted of the following at each fiscal year-end (in thousands):

	January 1, 2019	January 2, 2018
Assets held for sale and leaseback	$12,771	$—
Other property and equipment held for sale	2,023	—
Assets held for sale	$14,794	$—
Property and Equipment
Property and equipment includes land, buildings, leasehold improvements, restaurant and other equipment, restaurant property leased to others and buildings under capital leases. Land, buildings, leasehold improvements, property and equipment acquired in business combinations are initially recorded at their estimated fair value. Land, buildings, leasehold improvements, property and equipment acquired or constructed in the normal course of business are initially recorded at cost. The Company provides for depreciation and amortization based on the estimated useful lives of assets using the straight-line method.

Estimated useful lives for property and equipment are as follows:

Buildings	20–35 years
Leasehold improvements	Shorter of useful life (typically 20 years) or lease term
Buildings under capital leases	Shorter of useful life (typically 20 years) or lease term
Restaurant and other equipment	3–15 years
The estimated useful lives for leasehold improvements are based on the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised. Depreciation and amortization expense associated with property and equipment totaled $23.1 million for the fifty-two weeks ended January 1, 2019, $21.0 million for the fifty-two weeks ended January 2, 2018 and $20.6 million for the fifty-three weeks ended January 3, 2017. These amounts include $0.9 million for the fifty-two weeks ended January 1, 2019, $1.2 million for the fifty-three weeks ended January 2, 2018 and $1.4 million for the fifty-three weeks ended January 3, 2017 related to buildings under capital leases. Accumulated depreciation and amortization associated with property and equipment includes $2.2 million and $2.5 million related to buildings under capital leases as of January 1, 2019 and January 2, 2018, respectively.
The Company capitalizes construction costs which consist of internal payroll and payroll related costs and travel costs related to the successful acquisition, development, design and construction of the Company's new restaurants. Capitalized construction costs totaled $1.6 million for both the fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018, and $1.3 million for the fifty-three weeks ended January 3, 2017. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the consolidated statements of comprehensive income. The Company capitalizes interest in connection with the construction of its restaurants. Interest capitalized totaled approximately $0.1 million for each of the fifty-two weeks ended January 1, 2019, the fifty-two weeks ended January 2, 2018, and the fifty-three weeks ended January 3, 2017.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received, if any, and net carrying values of the assets disposed and are included in loss on disposal of assets, net in the consolidated statements of comprehensive income.
Deferred Financing Costs
Deferred financing costs represent third-party debt costs that are capitalized and amortized to interest expense over the associated term of the debt agreement using the effective interest method. Deferred financing costs, along with lender debt discount, are presented net of the related debt balances on the consolidated balance sheets.
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
The Company performs an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise.
In assessing potential impairments for the fourth quarter test for 2018, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of goodwill or indefinite-lived trademark are less than the carrying amount. Upon completion of the fourth quarter 2018 annual impairment assessment, the Company determined that no goodwill or trademark impairment was indicated. As of January 1, 2019, the Company is not aware of any significant indicators of impairment that exist for goodwill or trademark that would require additional analysis.
Intangible Assets, Net
Intangible assets primarily include favorable lease assets and franchise rights. Favorable lease assets represent the fair values of acquired lease contracts having contractual rents that are favorable compared to fair market rents as of the Closing Date of the Business Combination, and are amortized on a straight-line basis over the remaining lease terms to expense in the consolidated statements of comprehensive income. Franchise rights, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the Closing Date of the Business Combination, are amortized on a straight-line basis to depreciation and amortization expense in the consolidated statements of comprehensive income over the remaining term of the franchise agreements.
Other Assets, Net
Other assets, net consist of security deposits and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

software, and (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized over the estimated useful life, typically 3 years. The net carrying value of capitalized software costs for the Company totaled $2.3 million and $2.1 million as of January 1, 2019 and January 2, 2018, respectively, and is included in other assets, net in the consolidated balance sheets. Capitalized software costs totaled $1.5 million for the fifty-two weeks ended January 1, 2019, $1.0 million for the fifty-two weeks ended January 2, 2018 and $1.3 million for the fifty-three weeks ended January 3, 2017. Amortization expenses totaled $1.2 million for the fifty-two weeks ended January 1, 2019, $1.0 million for the fifty-two weeks ended January 2, 2018 and $0.9 million for the fifty-three weeks ended January 3, 2017.
Long-Lived Assets
Long-lived assets, including property and equipment and definite lived intangible assets (other than goodwill and indefinite-lived intangible assets), are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using either the land and building real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant or agreement. During the fifty-two weeks ended January 1, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $3.9 million related to five restaurants. No such impairment charges were recorded during the fifty-two weeks ended January 2, 2019 or the fifty-three weeks ended January 3, 2017.
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
In accordance with ASC 840, Leases, the Company may expend cash for structural additions on leased premises that may be reimbursed in whole or in part by landlords as construction contributions pursuant to agreed-upon terms in the leases. Depending on the specifics of the leased space and the lease agreement, the amounts paid for structural components will be recorded during the construction period as construction-in-progress and the landlord construction contributions will be recorded as a deferred rent liability. Upon completion of construction for those leases that meet certain criteria, the lease may qualify for sale-leaseback treatment. For these leases, the deferred rent liability and the associated construction-in-progress will be removed and any gain on sale will be recorded as deferred income and amortized over the lease term to gain on disposal of assets and any loss on sale will be expensed immediately to loss on disposal of assets, net. If the lease does not qualify for sale-leaseback treatment, the deferred rent liability will be reclassified to a deemed landlord financing liability and will be amortized over the lease term based on the rent payments designated in the lease agreement with rent payments applied to deemed landlord financing liability and interest expense.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Unfavorable lease liabilities represent the fair values of acquired lease contracts having contractual rents that are unfavorable compared to fair market rents as of the Closing Date of the Business Combination, and are amortized on a straight-line basis over the remaining lease terms to expense in the consolidated statements of comprehensive income. As of January 1, 2019 and January 2, 2018, unfavorable lease liabilities had a gross carrying value of $19.2 million and $20.6 million, respectively, with accumulated amortization of $7.2 million and $6.1 million, respectively. Amortization credits recorded for unfavorable lease liabilities were $2.5 million during the fifty-two weeks ended January 1, 2019, $2.7 million during the fifty-two weeks ended January 2, 2018 and $2.6 million during the fifty-three weeks ended January 3, 2017. The weighted-average amortization period as of January 1, 2019 for unfavorable lease liabilities equaled 7.3 years. The estimated future amortization for unfavorable lease liabilities for the next five fiscal years is as follows (in thousands):

Unfavorable Lease Liabilities
2019	$1,996
2020	1,854
2021	1,571
2022	1,422
2023	1,133
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
Advertising Costs
Franchisees pay a weekly fee to the Company of 4% of their restaurants’ net sales as reimbursement for advertising and promotional services that the Company provides. Fees received in advance of payment for provided services are included in other accrued liabilities and were $0.7 million and $0.3 million at January 1, 2019 and January 2, 2018, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchise-operated restaurants. At January 1, 2019 and January 2, 2018, the Company had an additional $0.9 million and $0.4 million, respectively, accrued for this requirement.

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive income for Company expenses and included in franchise advertising expenses in the consolidated statements of comprehensive income for franchise expenses. Advertising expenses for the Company were $19.0 million for the fifty-two weeks ended January 1, 2019, $18.1 million for the fifty-two weeks ended January 2, 2018 and $17.2 million for the fifty-three weeks ended January 3, 2017.
Pre-opening Costs
Pre-opening costs, which include restaurant labor, supplies, cash and non-cash rent expense and occupancy and other operating costs incurred prior to the opening of a new restaurant are expensed as incurred. Pre-opening costs were $1.6 million for both

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018, and $0.7 million for the fifty-three weeks ended January 3, 2017.
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
Stock-Based Compensation Expense
The Company recognizes compensation expense for all share-based payment awards made to employees and non-employee board of directors based on their estimated grant date fair values using the Black-Scholes option pricing model for option grants and the closing price of the underlying common stock on the date of the grant for restricted stock awards. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving the awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Stock-based compensation expense for the Company’s stock-based compensation awards is recognized ratably over the vesting period on a straight-line basis.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
Related Party Transactions
Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018, 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
As of January 1, 2019, Del Taco operated and franchised a total of 376 restaurants in California (255 company-owned and 121 franchise-operated locations). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, fires, earthquakes or other natural disasters.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products, which is designed to provide guidance and eliminate diversity in the accounting for the derecognition of financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. The Company adopted the requirements of the new standard in the first quarter of 2018, utilizing the cumulative effect transition method. There was no material impact of the standard on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires a company to recognize revenue in an amount that reflects the consideration it expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. ASU No. 2014-09, also known as FASB ASC Topic 606 ("Topic 606") supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition ("Topic 605"). On January 3, 2018 (the first day of fiscal year 2018), the Company adopted the requirements of Topic 606, utilizing the modified retrospective method of transition. Adoption of the new standard resulted in changes to our accounting policies for revenue recognition, as detailed below. Topic 606 does not materially impact the recognition of company restaurant sales or franchise royalty income from franchisees included in franchise revenue.
Franchise Fees
The adoption of Topic 606 changed the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees, both included in franchise revenue in the consolidated statements of comprehensive income. Under Topic 605, initial franchise fees were recognized when all material obligations had been performed and conditions had been satisfied, typically when operations of a new franchise restaurant had commenced, and renewal fees were recognized when a renewal agreement became effective. Topic 606 requires franchise and renewal fees to be deferred and recognized over the term of the related franchise agreement for the respective restaurant. Franchise agreements typically have a term of twenty years. The impact of the deferral of initial franchise and renewal fees received in a given year may be offset by the recognition of revenue from fees retrospectively deferred from prior years. Upon adoption, the Company recorded approximately $0.7 million as a cumulative effect adjustment to opening retained earnings comprised of $1.0 million of deferred franchise fees included in other non-current liabilities on the consolidated balance sheet as of January 3, 2018 (the first day of fiscal year 2018) related to franchise and renewal fees previously recognized since the Business Combination on June 30, 2015, partially offset by an adjustment of $0.3 million to deferred taxes related to the $1.0 million of deferred franchise fees.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

During the fifty-two weeks ended January 1, 2019, the Company recognized approximately $0.1 million in franchise revenue related to the amortization of the deferred franchise fees recognized at January 3, 2018 as a result of the adoption of Topic 606, and recognized approximately $0.1 million in franchise revenue as a result of the termination of one development agreement.
Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of January 1, 2019 is as follows (in thousands):

FY 2019	$87
FY 2020	83
FY 2021	81
FY 2022	80
FY 2023	77
Thereafter	962
Total Deferred Franchise Fees	$1,370
Advertising
The adoption of the new guidance changed the reporting of advertising contributions from franchisees and the related advertising expenses, which were not previously included in the consolidated statements of comprehensive income. Topic 606 requires these franchise advertising contributions and expenses to be reported on a gross basis in the consolidated statements of comprehensive income, which impacted our total revenues and expenses. However, the franchise advertising contributions and expenses are expected to be largely offsetting and therefore does not have a significant impact on reported net income. The current year impact to revenue for franchise advertising contributions and to expenses for franchise advertising expenses for the fifty-two weeks ended January 1, 2019 was an increase of $13.3 million for both revenue and expense as a result of applying Topic 606.
Other Revenue Transactions
The Company, previously under Topic 605, recorded certain other franchise expenses net of the related fees received from franchisees. Under Topic 606, the Company is now including these revenues and expenditures on a gross basis within the consolidated statements of comprehensive income. While this change materially impacted the gross amount of reported franchise related revenue and related expenses on the consolidated statements of comprehensive income, the impact is an offsetting increase to both revenue and expense such that there is not a significant, if any, impact on operating income and net income. The current year impact to revenues for the fifty-two weeks ended January 1, 2019 was an increase of approximately $0.7 million as a result of applying Topic 606, with an offsetting increase in expenses.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Comparison to Amounts if Previous Standards Had Been in Effect

The following tables reflect the impact of the adoption of Topic 606 on the Company's consolidated balance sheet as of January 1, 2019 and on the Company's consolidated statements of comprehensive income and cash flows from operating activities for the fifty-two weeks ended January 1, 2019 and the amounts as if Topic 605 was in effect ("Amounts Under Previous Standards") (in thousands):

	January 1, 2019
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,877	$—	$19,877
Other accrued liabilities	34,785	—	34,785
Current portion of capital lease obligations and deemed landlord financing liabilities	1,033	—	1,033
Total current liabilities	55,695	—	55,695
Long-term debt, capital lease obligations and deemed landlord financing liabilities, excluding current portion, net	178,664	—	178,664
Deferred income taxes	69,471	370	69,841
Other non-current liabilities	32,852	(1,369)	31,483
Total liabilities	336,682	(999)	335,683
Shareholders’ equity:
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid-in capital	336,941	—	336,941
Accumulated other comprehensive income	180	—	180
Retained earnings	85,149	999	86,148
Total shareholders’ equity	422,274	999	423,273
Total liabilities and shareholders’ equity	$758,956	$—	$758,956

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	52 Weeks Ended January 1, 2019
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Revenue:
Company restaurant sales	$471,193	$—	$471,193
Franchise revenue	17,569	(370)	17,199
Franchise advertising contributions	13,300	(13,300)	—
Franchise sublease and other income	3,428	(312)	3,116
Total revenue	505,490	(13,982)	491,508
Operating expenses:
Restaurant operating expenses:
Food and paper costs	128,873	—	128,873
Labor and related expenses	151,954	—	151,954
Occupancy and other operating expenses	97,745	—	97,745
General and administrative	43,773	(770)	43,003
Franchise advertising expenses	13,300	(13,300)	—
Depreciation and amortization	25,794	—	25,794
Occupancy and other - franchise subleases and other	3,167	(312)	2,855
Pre-opening costs	1,584	—	1,584
Impairment of long-lived assets	3,861	—	3,861
Restaurant closure charges, net	394	—	394
Loss on disposal of assets, net	1,012	—	1,012
Total operating expenses	471,457	(14,382)	457,075
Income from operations	34,033	400	34,433
Other expense, net
Interest expense	9,075	—	9,075
Other income	(660)	—	(660)
Total other expense, net	8,415	—	8,415
Income from operations before provision for income taxes	25,618	400	26,018
Provision for income taxes	6,659	108	6,767
Net income	18,959	292	19,251
Other comprehensive income:
Change in fair value of interest rate cap, net of tax	122	—	122
Reclassification of interest rate cap amortization included in net income	44	—	44
Total other comprehensive income	166	—	166
Comprehensive income	$19,125	$292	$19,417
Earnings per share:
Basic	$0.50	$0.01	$0.51
Diluted	$0.49	$0.01	$0.50

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	52 Weeks Ended January 1, 2019
	As Reported	Adjustments for Prior Revenue Recognition Standards	Amounts Under Previous Standards
Operating activities
Net income	$18,959	$292	$19,251
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	45	—	45
Depreciation and amortization	25,794	—	25,794
Amortization of favorable and unfavorable lease assets and liabilities, net	(767)	—	(767)
Amortization of deferred financing costs and debt discount	445	—	445
Stock-based compensation	6,079	—	6,079
Impairment of long-lived assets	3,861	—	3,861
Deferred income taxes	1,097	108	1,205
Loss on disposal of assets, net	1,012	—	1,012
Restaurant closure charges	449	—	449
Other income	(523)	—	(523)
Changes in operating assets and liabilities:
Accounts and other receivables, net	616	—	616
Inventories	(220)	—	(220)
Prepaid expenses and other current assets	1,949	—	1,949
Other assets	(125)	—	(125)
Accounts payable	2	—	2
Other accrued liabilities	(488)	—	(488)
Other non-current liabilities	3,647	(400)	3,247
Net cash provided by operating activities	$61,832	$—	$61,832
Recently Issued Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting implementation costs in cloud computing arrangements. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and issued additional clarifications and improvements during 2018. This guidance amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and issued additional clarifications and improvements throughout 2018. This guidance will result in key changes to lease accounting and will aim to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

corresponding right-of-use asset on the balance sheet. The new leasing standard will be effective for fiscal years beginning after December 15, 2018, and for interim periods within those fiscal years. The new guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with certain practical expedients available. The Company will adopt the requirements of the new lease standard effective January 2, 2019, the first day of fiscal year 2019, and will apply a modified retrospective adoption method using the optional transition method to apply the standard as of the effective date and therefore will not apply the standard to the comparative periods presented in the Company's financial statements. The Company has elected the package of practical expedients which allows an entity to not reassess whether any existing or expired contracts contain leases, nor reassess lease classifications for existing or expired leases, and an entity does not need to reassess initial direct costs for any existing leases. The Company will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, the Company will elect a short-term lease exception policy, permitting the Company to not apply the recognition requirements of this standard to short-term leases with terms of 12 months or less. The Company is finalizing the impact of the standard to its accounting policies, processes, disclosures, and internal control over financial reporting and has implemented necessary upgrades to its existing lease system.
The adoption of ASU 2016-02 will have a significant impact on our consolidated balance sheet as the Company will record material right-of-use assets and operating lease liabilities upon adoption and will derecognize all landlord funded assets, deemed landlord financing liabilities and deferred rent liabilities upon transition. The Company expects to record operating lease liabilities of approximately $220 million to $240 million based on the present value of the remaining minimum rental payments using discount rates as of the effective date. In addition, the Company expects to record corresponding right-of-use assets of approximately $210 million to $230 million, based upon the operating lease liabilities adjusted for prepaid and deferred rent, unamortized favorable and unfavorable lease balances, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 2, 2019. At the beginning of the period of adoption, the Company will record the cumulative effect of adoption to retained earnings. Following adoption in fiscal 2019, leases historically treated as deemed landlord financing liabilities will be treated as operating leases resulting in an increase in occupancy and other expense and a decrease to depreciation expense and interest expense. The Company anticipates substantial new disclosure requirements under Topic 842. The Company is continuing its evaluation, which may identify additional impacts this standard will have on its consolidated financial statements and related disclosures.
3. Restaurant Closure and Other Related Charges
At January 1, 2019 and January 2, 2018, the restaurant closure liability is $2.4 million and $2.8 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
During the fifty-two weeks ended January 1, 2019, there were adjustments to subleases for existing restaurant closure liabilities which resulted in a favorable adjustment of $0.5 million. The following table presents other restaurant closure liability activity for each period related to current year and prior year restaurant closures and sublease income shortfalls (in thousands):

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Closure liability at beginning of period	$1,213	$1,365	$1,023
Adjustments to estimate based on current activity	(513)	22	439
Charges related to current period activity	—	46	—
Charges for accretion in current period	54	97	80
Cash payments	(435)	(317)	(177)
Closure liability at end of period	$319	$1,213	$1,365
The current portion of the restaurant closure liability is $0.1 million at January 1, 2019 and $0.5 million at January 2, 2018 and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

liability is $0.2 million and $0.7 million at January 1, 2019 and January 2, 2018, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants as previously announced. No discontinued operations treatment was required for any of these closures. During the fifty-two weeks ended January 1, 2019, the Company recorded accretion expense related to the closures and net adjustments of $0.7 million to the lease termination liability for five restaurants due to changes in estimates, net of $0.2 million of sublease income from leases which are treated as deemed landlord financing.
A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

	Contract termination costs	Other associated costs	Total
Balance at December 29, 2015	$3,637	$163	$3,800
Charges for accretion and other in current period	133	—	133
Cash payments	(1,444)	(163)	(1,607)
Reclassification of lease related liabilities	(553)	—	(553)
Balance at January 3, 2017	1,773	—	1,773
Charges for accretion in current period	70	—	70
Cash payments	(376)	—	(376)
Adjustment to estimates based on current activity	144	—	144
Balance at January 2, 2018	1,611	—	1,611
Charges for accretion in current period	61	—	61
Cash payments	(327)	—	(327)
Adjustment to estimates based on current activity	747	—	747
Balance at January 1, 2019	$2,092	$—	$2,092
The current portion of the restaurant closure liability is $0.5 million and $0.3 million at January 1, 2019 and January 2, 2018, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $1.6 million and $1.3 million at January 1, 2019 and January 2, 2018, respectively, and is included in other non-current liabilities in the consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

4. Property and Equipment, Net
Property and equipment, net at January 1, 2019 and January 2, 2018 consisted of the following, excluding amounts related to properties classified as held for sale (in thousands):

	January 1, 2019	January 2, 2018
Land	$1,929	$9,800
Buildings	4,335	2,325
Restaurant and other equipment	87,767	74,075
Leasehold improvements	121,409	100,192
Buildings under capital leases	3,390	4,625
Restaurant property leased to others	991	3,090
Construction-in-progress	10,697	11,905
	230,518	206,012
Less: Accumulated depreciation	(69,089)	(49,888)
Property and Equipment, Net	$161,429	$156,124

Impairment of long-lived assets
The Company evaluated long-lived assets for indicators of impairment on a periodic basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During Fiscal 2018, the Company evaluated certain restaurants that had indicators of impairment based on operating performance and recorded an impairment charge totaling $3.9 million. The Company wrote-off the value of leasehold improvements for those restaurants and wrote-off the value of restaurant and other equipment based on the estimate of future recoverable cash flows of the restaurant and other equipment assets. No impairment charges were recorded in continuing operations in the accompanying consolidated statements of comprehensive income for any other periods presented.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

5. Summary of Refranchising and Franchise Acquisitions
Refranchising
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
The Company sold 5 company-operated restaurants to franchisees during the fifty-two weeks ended January 2, 2018. The Company did not sell any company-operated restaurants to franchisees during the fifty-two weeks ended January 1, 2019 or the fifty-three weeks ended January 3, 2017. The following table provides detail of the related gain recognized during the fifty-two weeks ended January 2, 2018 (dollars in thousands):

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
Franchise Acquisitions
The Company acquired three franchise-operated restaurants during the fifty-two weeks ended January 1, 2019, one franchise-operated restaurant during the fifty-two weeks ended January 2, 2018 and six franchise-operated restaurants during the fifty-three weeks ended January 3, 2017. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The following table provides detail of the combined acquisitions for both the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017 (dollars in thousands):

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Franchise-operated restaurants acquired from franchisees	3	1	6

Goodwill	$893	$860	$969
Property and equipment	798	360	821
Land and building	—	—	2,127
Reacquired franchise rights	150	—	—
Unfavorable lease liability	—	(85)	—
Liabilities assumed	—	(7)	(26)
Total Consideration	$1,841	$1,128	$3,891

Total consideration for the franchise-operated restaurants excluding the land and building acquired from a franchisee was $1.8 million during the fifty-three weeks ended January 3, 2017.

During the fifty-two weeks ended January 1, 2019, the Company wrote-off $0.6 million of unfavorable lease liabilities related to franchise subleases, offset by $0.1 million of straight line deferred rent assets (included in other assets) which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fifty-two weeks ended January 1, 2019 are as follows (in thousands):

Goodwill
Balance as of January 2, 2018	$320,638
Acquisition of franchise-operated restaurants	893
Balance as of January 1, 2019	$321,531

The increase in goodwill was due to an adjustment of $0.9 million related to the acquisition of three franchise-operated restaurants during the fifty-two weeks ended January 1, 2019, as described in more detail in Note 5.
The carrying value of trademarks was $220.3 million at both January 1, 2019 and January 2, 2018.
The Company’s other intangible assets at January 1, 2019 and January 2, 2018 consisted of the following (in thousands):

	January 1, 2019			January 2, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$13,118	$(5,542)	$7,576	$13,744	$(4,442)	$9,302
Franchise rights	15,032	(4,411)	10,621	15,284	(3,282)	12,002
Reacquired franchise rights	417	(107)	310	243	(49)	194
Total amortized other intangible assets	$28,567	$(10,060)	$18,507	$29,271	$(7,773)	$21,498

During the fifty-two weeks ended January 1, 2019, the Company wrote-off $0.2 million of favorable lease assets related to the termination of three leases and $0.4 million of favorable lease assets associated with nine franchise locations were fully amortized.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

During the fifty-two weeks ended January 1, 2019, the Company wrote-off $0.1 million of franchise rights associated with the closure of one franchise operated restaurant, $0.1 million of franchise rights associated with six franchise locations were fully amortized and the Company reclassified $24,000 of franchise rights as reacquired franchise rights from the acquisition of one franchise location. During the fifty-two weeks ended January 2, 2018, $0.1 million of franchise rights associated with five franchise locations were fully amortized and the Company reclassified $0.1 million of franchise rights as reacquired franchise rights from the acquisition of one franchise location.
In addition, during the fifty-two weeks ended January 1, 2019, the Company acquired $0.2 million of reacquired franchise rights in connection with the Company's purchase of two franchise-operated restaurants.
Favorable lease assets are related to below-market leasing arrangements. Favorable lease assets are amortized on a lease-by-lease basis using the straight-line method over the remaining lease terms of the underlying leases. Franchise rights are amortized using the straight-line method over the remaining life of the franchise agreements or 40 years, whichever is less. The weighted-average amortization periods as of January 1, 2019 for favorable lease assets and franchise rights equaled 6.6 years and 12.1 years, respectively.
Amortization expense for amortizable intangible assets totaled $3.1 million, $3.3 million and $3.6 million for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018, and fifty-three weeks ended January 3, 2017, respectively, and includes amortization of favorable lease assets of $1.7 million, $1.9 million and $2.0 million for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017, respectively, and amortization of franchise rights of $1.4 million, $1.3 million and $1.6 million for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017, respectively. The estimated future amortization for favorable lease assets and franchise rights for the next five fiscal years is as follows (in thousands):

	Favorable Lease Assets	Franchise Rights
2019	$1,443	$1,245
2020	1,171	1,176
2021	1,005	1,064
2022	922	965
2023	746	880
7. Debt, Obligations Under Capital Leases and Deemed Landlord Financing Liabilities
The Company’s debt, obligations under capital leases and deemed landlord financing liabilities at January 1, 2019 and January 2, 2018 consisted of the following (in thousands):

	January 1, 2019	January 2, 2018
2015 Senior Credit Facility, net of debt discount of $459 and $747 and deferred financing costs of $155 and $252 at January 1, 2019 and January 2, 2018, respectively	$158,386	$152,001
Total outstanding indebtedness	158,386	152,001
Obligations under capital leases and deemed landlord financing liabilities	21,311	20,053
Total debt, net	179,697	172,054
Less: amounts due within one year	1,033	1,415
Total amounts due after one year, net	$178,664	$170,639

At January 1, 2019 and January 2, 2018, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.

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
The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of January 1, 2019. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
The Company capitalized lender debt discount costs and deferred financing costs of $1.4 million and $0.5 million, respectively, in connection with the refinancing. Lender debt discount costs and deferred financing costs associated with the 2015 Senior Credit Facility are presented net of the 2015 Senior Credit Facility balance on the consolidated balance sheets and will be amortized to interest expense over the term of the 2015 Senior Credit Facility. Amortization of deferred financing costs and debt discount related to the 2015 Senior Credit Facility totaled $0.4 million for each of the fifty-two weeks ended January 1, 2019, the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017.
At January 1, 2019, the weighted average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 4.27%. At January 1, 2019, the Company had a total of $73.7 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $159.0 million of outstanding borrowings and $17.3 million of letters of credit outstanding which reduce availability under the 2015 Senior Credit Facility.
Other Debt Information

Based on debt agreements and leases in place as of January 1, 2019, future maturities of debt, obligations under capital leases and deemed landlord financing liabilities were as follows (in thousands):

2019	$1,033
2020	159,881
2021	832
2022	777
2023	927
Thereafter	16,861
Total maturities	180,311
Less: debt discount and deferred financing costs	(614)
Total debt, net	$179,697

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

8. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through January 1, 2019, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
As of December 29, 2015 and through June 30, 2016, the Company had an interest rate cap agreement to hedge cash flows associated with interest rate fluctuations on variable rate debt ("2013 Interest Rate Cap Agreement"). The 2013 Interest Rate Cap Agreement had a notional amount of $87.5 million as of December 29, 2015. The individual caplet contracts within the interest rate cap agreement expired at various dates through June 30, 2016.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the fifty-two weeks ended January 1, 2019.
During the fifty-two weeks ended January 1, 2019, the Company reclassified $0.1 million of interest expense related to hedges of these transactions into earnings. As of January 1, 2019, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at January 1, 2019 remain constant, $0.2 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 15 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.2 million is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through January 1, 2019 was included in accumulated other comprehensive income.
2013 Interest Rate Cap Agreement
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
As of January 1, 2019 and January 2, 2018, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.5 million at January 1, 2019 and $0.3 million at January 2, 2018 and is included in other assets in the Company’s consolidated balance sheets.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	January 1, 2019		January 2, 2018
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility	$158,386	$158,386	$152,001	$152,001
The Company’s assets and liabilities measured at fair value on a recurring basis as of January 1, 2019 and January 2, 2018 were as follows (in thousands):

	January 1, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$499	$—	$499	$—
Total assets measured at fair value	$499	$—	$499	$—

	January 2, 2018	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$332	$—	$332	$—
Total assets measured at fair value	$332	$—	$332	$—
10. Other Accrued Liabilities and Other Non-Current Liabilities
A summary of other accrued liabilities follows (in thousands):

	January 1, 2019	January 2, 2018
Employee compensation and related items	$12,888	$12,945
Accrued insurance	5,664	7,232
Accrued sales tax	3,952	3,987
Accrued property and equipment purchases	3,196	3,757
Accrued advertising	1,578	728
Accrued real property tax	1,420	1,331
Restaurant closure liability	623	794
Other	5,464	4,483
	$34,785	$35,257

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of other non-current liabilities follows (in thousands):

	January 1, 2019	January 2, 2018
Unfavorable lease liabilities	$11,975	$14,469
Insurance reserves	8,794	5,965
Deferred rent liability	4,594	2,972
Deferred development and initial franchise fees	2,742	1,335
Restaurant closure liabilities	1,788	2,030
Deferred gift card income	1,290	1,234
Unearned trade discount, non-current	739	1,149
Other	930	2,277
	$32,852	$31,431
11. Stock-Based Compensation
2015 Omnibus Incentive Plan
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the 2015 Plan, there are 3,300,000 shares of common stock reserved and authorized. At January 1, 2019, there were 900,976 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $6.1 million for the fifty-two weeks ended January 1, 2019, $4.9 million for the fifty-two weeks ended January 2, 2018 and $4.1 million for the fifty-three weeks ended January 3, 2017.
Restricted Stock Awards
During the fifty-two weeks ended January 1, 2019, 594,619 shares of restricted stock were granted to certain directors, officers and employees of the Company under the 2015 Plan. These restricted stock awards vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of outstanding and unvested restricted stock activity as of January 1, 2019 and changes during the period from January 2, 2018 through January 1, 2019 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 2, 2018	1,088,910	$11.92
Granted	594,619	13.88
Vested	(425,873)	11.85
Forfeited	(23,125)	13.09
Nonvested at January 1, 2019	1,234,531	$12.87

During the fifty-two weeks ended January 1, 2019 and January 2, 2018, the Company made payments of $2.4 million and $1.9 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 168,484 and 140,209 shares withheld, respectively. As of January 1, 2019, there was $10.3 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted average grant date fair value of restricted stock awards granted was $13.88, $13.64 and $9.30

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

during the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017, respectively. The total fair value of awards that became fully vested during the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017 was $5.9 million, $5.4 million and $2.4 million, respectively.
Stock Options
During the fifty-two weeks ended January 1, 2019, 106,000 stock options were granted to certain employees of the Company under the 2015 Plan. The stock options vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of stock option activity as of January 1, 2019 and changes during the period from January 2, 2018 through January 1, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 2, 2018	417,000	$11.04	5.5	$641
Granted	106,000	14.04
Exercised	(21,750)	10.22
Forfeited / Expired	(48,000)	11.43
Options outstanding at January 1, 2019	453,250	$11.74	5.0	$77
Options exercisable at January 1, 2019	187,996	$10.57	4.3	$38
Options exercisable and expected to vest at January 1, 2019	425,954	$11.65	4.9	$74
The aggregated intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 1, 2019 and January 2, 2018, respectively.
The following table reflects the weighted-average assumptions used in the Black-Scholes option-pricing model to value the stock options granted in the fifty-two weeks ended January 1, 2019, the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017:

	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018	53 Weeks Ended January 3, 2017
Expected volatility	36.29%	36.09%	37.64%
Risk-free rate of return	2.71%	1.86%	1.12%
Expected life (in years)	4.74	4.75	5.50
Dividend yield	—	—	—
Fair value per share at date of grant	$4.92	$4.63	$3.31
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
As of January 1, 2019, there was $0.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options grants which is expected to be recognized over a weighted-average remaining period of 2.4 years. The total

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

intrinsic value of stock options exercised was $51,000, $25,000 and $2,000 during the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017, respectively.
12. Shareholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of January 1, 2019, there were 37,305,342 shares of common stock issued and outstanding and warrants to purchase 5,952,423 shares of the Company’s common stock outstanding at a strike price of $11.50. All of the outstanding warrants are exercisable.
The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of January 1, 2019, there were no preferred shares issued or outstanding.
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
During the fifty-two weeks ended January 1, 2019, the Company repurchased (1) 1,408,071 shares of common stock for an average price per share of $11.48 for an aggregate cost of approximately $16.2 million, including incremental direct costs to acquire the shares, and (2) 47,511 warrants for an average price per warrant of $2.55 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants.
During the fifty-two weeks ended January 2, 2018, the Company repurchased (1) 986,497 shares of common stock for an average price per share of $12.41 for an aggregate cost of approximately $12.3 million, including incremental direct costs to acquire the shares, and (2) 424,439 warrants for an average price per warrant of $3.72 for an aggregate cost of approximately $1.6 million, including incremental direct costs to acquire the warrants.
During the fifty-three weeks ended January 3, 2017, the Company repurchased (1) 1,347,300 shares of common stock for an average price per share of $10.00 for an aggregate cost of approximately $13.5 million, including incremental direct costs to acquire the shares, and (2) 699,007 warrants for an average price per warrant of $2.54 for an aggregate cost of approximately $1.8 million, including incremental direct costs to acquire the warrants.
The Company expects to retire the repurchased shares and warrants and therefore has accounted for them as constructively retired as of January 1, 2019. As of January 1, 2019, there was approximately $29.6 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.

Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018, 400,000 warrants were purchased from PW Acquisitions, LP, a related party, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. A member of the Company's Board of Directors is the chief executive officer and managing member of the general partner of PW Acquisitions, LP.
On July 11, 2016, the Company commenced an offer to exchange 0.2780 shares of the Company's common stock for each outstanding Company warrant exercisable for shares at an exercise price of $11.50 per share (approximately one share for every 3.6 warrants tendered), up to a maximum of 6,750,000 warrants, which amount was subsequently increased to 7,750,000 warrants. The offer to exchange expired on August 8, 2016. A total of 5,516,243 warrants were tendered in the exchange offer. All of the Company's directors and executive officers who control or beneficially owned warrants participated in the offer and in aggregate tendered 1,501,800 of their warrants. The Company accepted for exchange all such warrants and issued an aggregate of 1,533,542 shares of the Company's common stock in exchange for the warrants tendered, representing

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

approximately 4% of the shares outstanding after such issuance. The warrants will expire on June 30, 2020, unless sooner exercised or redeemed by the Company in accordance with the terms of the warrants. For the fifty-three weeks ended January 3, 2017, the Company incurred approximately $0.6 million of transaction expenses related to the offer to exchange.
13. Earnings per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock, common stock options and restricted stock units.
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Numerator:
Net income	$18,959	$49,871	$20,913
Denominator:
Weighted-average shares outstanding - basic	38,106,057	38,689,508	38,725,541
Dilutive effect of restricted shares	256,217	417,371	263,003
Dilutive effect of stock options	17,611	28,931	—
Dilutive effect of warrants	304,074	814,097	286,105
Weighted-average shares outstanding - diluted	38,683,959	39,949,907	39,274,649
Net income per share - basic	$0.50	$1.29	$0.54
Net income per share - diluted	$0.49	$1.25	$0.53
Antidilutive options, unvested restricted stock awards, and warrants excluded from the computations	686,278	69,722	8,343,842
Antidilutive stock options and unvested restricted stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares.
14. Income Taxes
The component of the provision for income taxes are as follows (in thousands):

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Current:
Federal	$3,762	$5,884	$4,204
State	1,800	886	270
	5,562	6,770	4,474
Deferred:
Federal	698	(24,636)	7,145
State	399	2,042	3,710
	1,097	(22,594)	10,855
Income tax provision (benefit)	$6,659	$(15,824)	$15,329

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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

The Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. The provisional amount recorded in fiscal 2017 related to the remeasurement of our deferred tax balance was a tax benefit of approximately $29.1 million based on then currently available information and interpretations, which are continuing to evolve. The Company will continue to analyze additional information and guidance related to the Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. As of January 1, 2019, the Company has completed its analysis of the Act and recorded a $0.3 million favorable adjustment in the fourth quarter of 2018 to the provisional amount disclosed for the remeasurement of the deferred tax assets and liabilities.
The effective tax rates for the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017 were 26.0%, (46.5)% and 42.3% respectively. The difference between the effective rates and the statutory federal income tax rate is composed of the following items (dollars in thousands):

	52 Weeks Ended		52 Weeks Ended		53 Weeks Ended
	January 1, 2019		January 2, 2018		January 3, 2017
Federal income taxes	$5,380	21.0%	$11,916	35.0%	$12,685	35.0%
State and local income taxes, net of federal tax benefit	1,639	6.4%	1,688	5.0%	1,882	5.2%
Targeted job credits	(727)	(2.8)%	(420)	(1.2)%	(448)	(1.2)%
Investment in subsidiary	—	—%	—	—%	570	1.6%
Tax reform	(291)	(1.1)%	(29,111)	(85.5)%	—	—%
Transaction costs	—	—%	—	—%	227	0.6%
Executive compensation disallowed	362	1.4%	81	0.2%	104	0.3%
Permanent tax differences and other	296	1.1%	22	—%	309	0.8%
Income tax provision (benefit)	$6,659	26.0%	$(15,824)	(46.5)%	$15,329	42.3%

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	January 1, 2019	January 2, 2018
Deferred tax assets:
Deferred rent	$1,173	$741
Accrued insurance	3,685	3,332
Reserve for restructuring and closed restaurants	652	763
Net operating loss carryforwards and tax credits	122	485
Deferred income	1,196	1,069
Stock-based compensation	1,049	767
Accrued compensation	532	472
Other, net	494	355
Deferred tax assets	8,903	7,984
Less valuation allowance	—	—
Net deferred tax assets	8,903	7,984
Deferred tax liabilities:
Property, equipment and intangibles	(69,357)	(67,696)
Investment in subsidiary	(7,448)	(7,420)
Prepaid expenses	(1,569)	(1,442)
Deferred tax liabilities	(78,374)	(76,558)
Net deferred tax liabilities	$(69,471)	$(68,574)
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
The Company had no federal net operating loss carryforwards as of both January 1, 2019 and January 2, 2018. State tax credit carryforwards as of January 1, 2019 totaled $0.1 million and begin to expire in 2024. State tax credit carryforwards as of January 2, 2018 totaled $0.6 million and begin to expire in 2024.
As of January 1, 2019 and January 2, 2018, the Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that the Company's deferred tax assets will be realized and no valuation allowance is required.
As of January 1, 2019 and January 2, 2018, the liability for unrecognized tax positions was $0.2 million, and is included in other non-current liabilities in the consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fifty-two weeks ended January 1, 2019, fifty-two weeks ended January 2, 2018 and fifty-three weeks ended January 3, 2017, the Company did not have any accrued interest and penalties related to uncertain tax positions. The Company does not expect any significant increases or decreases within the next twelve months to its unrecognized tax positions. The total amount of net unrecognized tax positions that would impact the Company's effective tax rate, if ever recognized, is $0.2 million.
The Company is subject to U.S. and state income taxes. The Company is no longer subject to federal and state income tax examinations for years before 2015 and 2014, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss and tax credit carry forward amounts.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

15. Leases
As of January 1, 2019 and January 2, 2018, deferred rent liability was $16.6 million and $17.4 million, respectively, which includes unfavorable lease liabilities of $12.0 million and $14.5 million, respectively, net of accumulated amortization of $7.2 million and $6.1 million, respectively.
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

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Franchise sublease income	$(3,115)	$(2,844)	$(2,343)
Franchise sublease expense	2,855	2,608	2,207
Sublease rent income includes contingent rentals based on sales totaling $0.1 million during each of the fifty-two weeks ended January 1, 2019, the fifty-two weeks ended January 2, 2018 and the fifty-three weeks ended January 3, 2017.
Total rent expense for the Company for all non-cancelable operating leases comprise the following (in thousands):

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 1, 2019	January 2, 2018	January 3, 2017
Minimum rental expense	$29,134	$27,372	$26,465
Favorable and unfavorable lease assets and liabilities amortization, net	(767)	(809)	(607)
Straight-line rent expense	722	826	781
Contingent rent expense	715	685	805
	$29,804	$28,074	$27,444
As of January 1, 2019, the Company is obligated under various capital leases having interest rates that average approximately 10%.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Minimum rental commitments and sublease minimum rental receipts as of January 1, 2019, under capital and operating leases having an initial non-cancelable term of one year or more are shown in the following table (in thousands):

	Rental Payments		Rental Receipts
	Capital Lease and Deemed Landlord Financing Liabilities	Operating Leases	Operating Subleases	Net Lease Commitments
2019	$3,561	$33,951	$(2,564)	$34,948
2020	3,317	32,071	(2,403)	32,985
2021	3,186	30,794	(2,409)	31,571
2022	3,056	29,362	(2,392)	30,026
2023	3,123	26,414	(2,274)	27,263
Thereafter	34,071	153,675	(16,844)	170,902
Total minimum lease payments	$50,314	$306,267	$(28,886)	$327,695
Imputed interest	(29,003)
Present value of payments	$21,311
The Company has subleased 26 properties to other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $28.9 million as of January 1, 2019.
One Del Taco franchisee has a direct sublease with a third party and Del Taco is a guarantor on the sublease which has a 13 year term expiring in 2031 and lease payments totaling approximately $1.8 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. At this time, the Company does not anticipate any material defaults under the foregoing lease; therefore, no liability has been provided.
The amounts in operating lease and operating subleases in the table above include amounts for restaurant operating leases related to 11 of the 12 restaurants closed in the fourth fiscal quarter of 2015 (one such lease was terminated) and related subleases both of which have been included in our restaurant closure liability on our consolidated balance sheets as of January 1, 2019 on a present value basis.
During Fiscal 2017, the Company entered into two sale leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $9.9 million. Under one of the arrangements, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. Under the other arrangement, the Company sold the land and building of a recently constructed restaurant and leased it back for a term of 20 years. The sale of these properties resulted in a loss of $0.3 million which is included in loss on disposal of assets, net in the consolidated statements of comprehensive income.
During Fiscal 2016, the Company entered into two sale-leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the properties during the lease terms. The leases have been accounted for as operating leases. The net proceeds from these transactions were $3.4 million. Under one of the arrangements, the Company sold the land and building of an existing restaurant and leased it back for a term of one year with the option to terminate with 60 days notice. Under the other arrangement, the Company sold the land and building of an acquired franchise-operated restaurant (see Note 5) and leased it back for a term of 20 years. The sale of these properties resulted in an immaterial loss which is included in loss on disposal of assets, net in the consolidated statements of comprehensive income.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of January 1, 2019, are approximately $55.9 million. The Company has excluded agreements that are cancelable without penalty.
Severance and Executive Employment Agreements
The Company has Severance Agreements and Executive Employment Agreements with certain key officers of the Company, which provide for payment of one year base salary and bonus incentive plan payments, in the event that the officers are terminated without cause. As of January 1, 2019 and January 2, 2018 the Company’s total contingent liability with respect to the aforementioned agreements is $3.3 million and $2.6 million, respectively, which was not recorded in the consolidated financial statements.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable and estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 1, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. Del Taco has several defenses to the action that it believes could prevent a finding of liability in the case. Legal proceedings are inherently unpredictable, and Del Taco is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, Del Taco does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on Del Taco’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of January 1, 2019.
The Company and its subsidiaries are parties to other legal proceedings incidental to their businesses, including claims alleging the Company’s restaurants do not comply with the Americans with Disabilities Act of 1990. In the opinion of management,

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

based upon information currently available, the ultimate liability with respect to those other actions will not have a material effect on the operating results, cash flows or the financial position of the Company.
17. Retirement Plans
The Company has a 401(k) retirement plan which covers all employees who meet certain age and minimum service hour requirements who elect to participate and provided for matching contributions totaling approximately $86,000 during the fifty-two weeks ended January 1, 2019, $82,000 during the fifty-two weeks ended January 2, 2018 and $80,000 during the fifty-three weeks ended January 3, 2017.
18. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (amounts in thousands except per share data):

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2018	January 1, 2019	September 11, 2018	June 19, 2018	March 27, 2018
Total revenue	$157,293	$117,830	$117,813	$112,554
Income from operations	10,696	9,195	7,804	6,338
Net income	5,646	5,874	4,210	3,229
Earnings per share:
Basic	$0.15	$0.15	$0.11	$0.08
Diluted	$0.15	$0.15	$0.11	$0.08

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2017	January 2, 2018	September 12, 2017	June 20, 2017	March 28, 2017
Total revenue	$146,542	$110,988	$108,581	$105,345
Income from operations	12,825	9,533	10,276	8,613
Net income	35,202	5,101	5,330	4,238
Earnings per share:
Basic	$0.91	$0.13	$0.14	$0.11
Diluted	$0.89	$0.13	$0.13	$0.10

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

19. Subsequent Events
Refranchising and Franchise Acquisitions
During the first quarter of 2019, the Company sold 13 company-operated restaurants in the Southern California area to existing franchisees. The net proceeds related to these sales are approximately $2.1 million. The property and equipment related to these restaurants was reclassified to "Assets Held for Sale" on the Consolidated Balance Sheet (see Note 2 for further discussion). In addition, during the first quarter of 2019, the Company acquired three franchise-operated restaurants in the Southern California area for approximately $3.1 million.
Sale-Leaseback
During the first quarter of 2019, the Company entered into two sale-leaseback arrangements with third party private investors. Under one of the arrangements, the Company sold the land and building related to a restaurant constructed during 2018 and leased it back for a term of 20 years.  Under the other arrangement, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The net proceeds from these transactions totaled approximately $10.0 million. The assets related to these owned properties were included in "Current Assets Held for Sale" on the Consolidated Balance Sheet (see Note 2 for further discussion).

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
Management has assessed the effectiveness of our internal control over financial reporting as of January 1, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework scope of the Controls Evaluation (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of January 1, 2019, our internal control over financial reporting was effective based on these criteria.
(b) Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 1, 2019. This report follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Del Taco Restaurants, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Del Taco Restaurants, Inc.’s internal control over financial reporting as of January 1, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Del Taco Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of January 1, 2019 and January 2, 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for the 52-week period ended January 1, 2019, 52-week period ended January 2, 2018 and 53 week period ended January 3, 2017, and the related notes and schedule listed in the Index at Item 15(a) and our report dated March 18, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Irvine, California
March 18, 2019

ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers of the Registrant.” pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2019 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2019 Annual Meeting of Stockholders, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Committees of the Board of Directors” in the 2019 Proxy Statement, and is incorporated herein by reference.
Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Stockholder Proposals for the 2019 Annual Meeting and Nominations of Directors” in the 2019 Proxy Statement, and is incorporated herein by reference.
The Company has adopted a Code of Ethics that applies to all of our employees. These documents, along with charters of our Audit, Compensation, and Corporate Governance and Nominating Committees, are posted on the Company’s website at www.investor.deltaco.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.
ITEM 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation”, “Corporate Governance” and in the Director Compensation Table and its accompanying narrative in the 2019 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:	1,687,781	$11.74	900,976
Equity Compensation Plans Not Approved by Securities Holders	None	N/A	None
Total	1,687,781	$11.74	900,976
(1) The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

Other information required to be furnished pursuant to this will be set forth under the caption “Stock Ownership” in the 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 13.    Certain Relationships and Related Transaction and Director Independence
The information required to be furnished pursuant to this item will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in the 2019 Proxy Statement, and is incorporated herein by reference.
ITEM 14.     Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accounting Firm Fees” in the 2019 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

1. All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2. Financial statement schedules
Schedule II.     Valuation and Qualifying Accounts - Fifty-two weeks ended January 1, 2019, fifty-two weeks ended January
        2, 2018 and fifty-three weeks ended January 3, 2017.
All other schedules are omitted as the required information is inapplicable, or the information required is included in the consolidated financial statements or the notes thereto.
3. Exhibits
The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

ITEM 16.     Form 10-K Summary

Not applicable.

Del Taco Restaurants, Inc.
Schedule II - Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Fifty-Two Weeks Ended January 1, 2019	$57	$45	$—	$26	$76

Fifty-Two Weeks Ended January 2, 2018	57	—	—	—	57

Fifty-Three Weeks Ended January 3, 2017	128	—	—	71	$57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: March 18, 2019

/s/ John D. Cappasola, Jr.
John D. Cappasola, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 18, 2019.

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

10.14*
First Amendment to Del Taco Restaurants, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 27, 2018).

10.15
First Amendment dated February 29, 2016 to Credit Agreement dated as of August 4, 2015 (incorporated by references to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 27, 2018).

10.16
Second Amendment dated August 22, 2016 to Credit Agreement dated as of August 4, 2015 (incorporated by references to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 27, 2018).

10.17
Third Amendment dated July 23, 2018 to Credit Agreement dated as of August 4, 2015 (incorporated by references to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 27, 2018).

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