Form 10-Q
period 2019-03-26
Del Taco Restaurants, Inc.
filed 2019-05-06
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2019, there were 36,745,533 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 26, 2019	January 1, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$9,024	$7,153
Accounts and other receivables, net	3,215	3,167
Inventories	2,673	2,932
Prepaid expenses and other current assets	2,487	4,935
Assets held for sale	2,747	14,794
Total current assets	20,146	32,981
Property and equipment, net	149,549	161,429
Operating lease right-of-use assets	223,542	—
Goodwill	324,120	321,531
Trademarks	220,300	220,300
Intangible assets, net	11,691	18,507
Other assets, net	4,158	4,208
Total assets	$953,506	$758,956
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,014	$19,877
Other accrued liabilities	32,901	34,785
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	481	1,033
Current portion of operating lease liabilities	20,146	—
Total current liabilities	72,542	55,695
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	154,573	178,664
Operating lease liabilities, excluding current portion	217,967	—
Deferred income taxes	70,332	69,471
Other non-current liabilities	15,396	32,852
Total liabilities	530,810	336,682
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,049,140 shares issued and outstanding at March 26, 2019; 37,305,342 shares issued and outstanding at January 1, 2019	4	4
Additional paid-in capital	334,144	336,941
Accumulated other comprehensive income	62	180
Retained earnings	88,486	85,149
Total shareholders’ equity	422,696	422,274
Total liabilities and shareholders’ equity	$953,506	$758,956
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Revenue:
Company restaurant sales	$105,903	$105,109
Franchise revenue	4,065	3,792
Franchise advertising contributions	3,131	2,936
Franchise sublease and other income	1,098	717
Total revenue	114,197	112,554
Operating expenses:
Restaurant operating expenses:
Food and paper costs	28,818	28,973
Labor and related expenses	35,900	34,818
Occupancy and other operating expenses	24,433	21,986
General and administrative	10,465	10,429
Franchise advertising expenses	3,131	2,936
Depreciation and amortization	5,907	5,914
Occupancy and other - franchise subleases and other	854	638
Pre-opening costs	100	442
Restaurant closure charges, net	640	(13)
Loss on disposal of assets, net	290	93
Total operating expenses	110,538	106,216
Income from operations	3,659	6,338
Other expense (income), net
Interest expense	1,784	1,910
Other income	(104)	—
Total other expense, net	1,680	1,910
Income from operations before provision for income taxes	1,979	4,428
Provision for income taxes	554	1,199
Net income	1,425	3,229
Other comprehensive (loss) income:
Change in fair value of interest rate cap, net of tax	(139)	174
Reclassification of interest rate cap amortization included in net income, net of tax	21	6
Total other comprehensive (loss) income, net	(118)	180
Comprehensive income	$1,307	$3,409
Earnings per share:
Basic	$0.04	$0.08
Diluted	$0.04	$0.08
Weighted-average shares outstanding
Basic	37,155,978	38,441,707
Diluted	37,346,319	39,224,070
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income	Deficit)	Equity
Balance at January 2, 2018	—	38,434,274	$4	$349,334	$14	$66,897	$416,249
Adjustment for adoption of new revenue recognition standard, net of tax						(707)	(707)
Net income	—	—	—	—	—	3,229	3,229
Other comprehensive income, net of tax	—	—	—	—	180	—	180
Comprehensive income							3,409
Stock-based compensation	—	—	—	1,274	—	—	1,274
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	9,892	—	(79)	—	—	(79)
Exercise of stock options	—	4,750	—	48	—	—	48
Repurchase of common stocks and warrants	—	—	—	(34)	—	—	(34)
Balance at March 27, 2018	—	38,448,916	$4	$350,543	$194	$69,419	$420,239

Balance at January 1, 2019	—	37,305,342	$4	$336,941	$180	$85,149	$422,274
Adjustment for adoption of new lease standard, net of tax	—	—	—	—	—	1,912	1,912
Net income	—	—	—	—	—	1,425	1,425
Other comprehensive loss, net of tax	—	—	—	—	(118)	—	(118)
Comprehensive income							1,307
Stock-based compensation	—	—	—	1,577	—	—	1,577
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	13,172	—	(84)	—	—	(84)
Exercise of stock options	—	1,500	—	16	—	—	16
Repurchase of common stocks and warrants	—	(270,874)	—	(4,306)	—	—	(4,306)
Balance at March 26, 2019	—	37,049,140	$4	$334,144	$62	$88,486	$422,696

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Operating activities
Net income	$1,425	$3,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,907	5,914
Amortization of favorable and unfavorable lease assets and liabilities, net	—	(118)
Amortization of deferred financing costs, debt discount and interest rate cap	118	95
Amortization of operating lease assets	4,963	—
Stock-based compensation	1,577	1,274
Impairment of long-lived assets	—	—
Deferred income taxes	196	266
Loss on disposal of assets, net	290	93
Restaurant closure charges	118	33
Changes in operating assets and liabilities:
Accounts and other receivables, net	(48)	1,017
Inventories	259	(27)
Prepaid expenses and other current assets	2,297	3,568
Other assets	(18)	(16)
Accounts payable	(1,317)	(2,609)
Operating lease liabilities	(4,695)	—
Other accrued liabilities	(1,051)	(973)
Other non-current liabilities	(118)	654
Net cash provided by operating activities	9,903	12,400
Investing activities
Purchases of property and equipment	(7,007)	(9,594)
Proceeds from disposal of property and equipment, net	10,040	573
Purchases of other assets	(515)	(474)
Acquisition of franchisees	(3,120)	—
Proceeds from sale of company-operated restaurants	2,090	—
Net cash used in investing activities	1,488	(9,495)
Financing activities
Repurchase of common stock and warrants	(4,306)	(33)
Payment of tax withholding related to restricted stock vesting	(84)	(79)
Payments on finance leases, other debt and deemed landlord financing	(146)	(362)
Proceeds from revolving credit facility	9,000	5,000
Payments on revolving credit facility	(14,000)	(4,000)
Proceeds from exercise of stock options	16	48
Net cash used in financing activities	(9,520)	574
Increase (decrease) in cash and cash equivalents	1,871	3,479
Cash and cash equivalents at beginning of period	7,153	6,559
Cash and cash equivalents at end of period	$9,024	$10,038
Supplemental cash flow information:
Cash paid during the period for interest	$1,134	$1,377
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$4,342	$(1,492)
Write-offs of accounts receivables	—	6
Amortization of interest rate cap into net income, net of tax	21	6
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	(139)	174
Operating lease right-of-use assets obtained in exchange for lease obligations(1)	240,160	—
Finance lease right-of-use assets obtained in exchange for lease obligations(1)	1,185	—
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncement	3,116	—
(1)Amounts for the twelve weeks ended March 26, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2 to the consolidated financial statements.
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At March 26, 2019, there were 312 company-operated and 271 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At March 27, 2018, there were 315 company-operated and 251 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2019 ("2018 Form 10-K").

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2019 is a fifty-two week period ending December 31, 2019. Fiscal year 2018 is the fifty-two week period ended January 1, 2019. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2019, the Company’s accompanying financial statements reflect the twelve weeks ended March 26, 2019. For fiscal year 2018, the Company’s accompanying financial statements reflect the twelve weeks ended March 27, 2018.
Effective January 2, 2019 (the first day of fiscal year 2019), the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as discussed below in Note 2, using the modified retrospective method of transition. Current year results have been prepared in accordance with the new standard.
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
Recently Adopted Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and issued additional clarifications and improvements during 2018. This guidance amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. There was no material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), along with related clarifications and improvements. This guidance results in key changes to lease accounting and aims to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted the requirements of the new lease standard effective January 2, 2019, the first day of fiscal year 2019, electing the optional transition method to apply the standard as of the effective date and therefore will not apply the standard to the comparative periods presented in the Company's financial statements. During the process of adoption, the Company made the following elections:

•	The Company elected the package of practical expedients which allowed the Company to not reassess:

•	Whether existing or expired contracts contain leases under the new definition of a lease;

•	Lease classification for existing or expired leases; and

•	Initial direct costs for any expired or existing leases to determine if they would qualify for capitalization under ASC 842.

•	The Company did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets.

•
The Company did not elect the land easement practical expedient, which permits an entity to continue applying its current policy for accounting for land easements that existed as of, or expired before, the effective date of Topic 842.

•
The Company elected to make the accounting policy election for short-term leases, permitting the Company to not apply the recognition requirements of this standard to short-term leases with terms of 12 months or less.

Upon adoption of ASU 2016-02, the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized all landlord funded assets, deemed landlord financing liabilities, deferred rent liabilities and favorable lease assets and unfavorable lease liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $230.6 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $218.9 million, calculated as the initial amount of the Company's operating lease liabilities adjusted for prepaid and deferred rent, unamortized favorable lease assets and unamortized unfavorable lease liabilities, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 2, 2019. At the beginning of the period of adoption, the Company recorded the cumulative effect of adoption to retained earnings. Beginning in fiscal 2019, leases historically treated as deemed landlord financing liabilities will be treated as operating leases resulting in an increase in occupancy and other expense and a decrease to depreciation expense and interest expense.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The impact on the consolidated balance sheet was as follows:

	January 1, 2019	Effect of Adoption of Topic 842 (Leases)	January 2, 2019
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$7,153	$—	$7,153
Accounts and other receivables, net	3,167	—	3,167
Inventories	2,932	—	2,932
Prepaid expenses and other current assets	4,935	(2,564)	2,371
Assets held for sale	14,794	—	14,794
Total current assets	32,981	(2,564)	30,417
Property and equipment, net	161,429	(13,839)	147,590
Operating lease right-of-use assets	—	218,855	218,855
Goodwill	321,531	—	321,531
Trademarks	220,300	—	220,300
Intangible assets, net	18,507	(7,576)	10,931
Other assets, net	4,208	—	4,208
Total assets	$758,956	$194,876	$953,832
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,877	$—	$19,877
Other accrued liabilities	34,785	(425)	34,360
Current portion of finance lease obligations and deemed landlord financing liabilities	1,033	(547)	486
Current portion of operating lease liabilities	—	17,303	17,303
Total current liabilities	55,695	16,331	72,026
Long-term debt, finance lease obligations and deemed landlord financing liabilities, excluding current portion, net	178,664	(19,040)	159,624
Operating lease liabilities	—	213,313	213,313
Deferred income taxes	69,471	708	70,179
Other non-current liabilities	32,852	(18,348)	14,504
Total liabilities	336,682	192,964	529,646
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,049,140 shares issued and outstanding at March 26, 2019; 37,305,342 shares issued and outstanding at January 1, 2019	4	—	4
Additional paid-in capital	336,941	—	336,941
Accumulated other comprehensive income	180	—	180
Retained earnings	85,149	1,912	87,061
Total shareholders’ equity	422,274	1,912	424,186
Total liabilities and shareholders’ equity	$758,956	$194,876	$953,832

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Revenue Recognition
The adoption of Topic 606 in Fiscal 2018 changed the timing of the recognition of initial franchise fees, including franchise and development fees, and renewal fees, both included in franchise revenue in the consolidated statements of comprehensive income. Franchise and renewal fees are deferred and recognized over the term of the related franchise agreement for the respective restaurant. Franchise agreements typically have a term of twenty years.
During the twelve weeks ended March 26, 2019 and March 27, 2018, the Company recognized approximately $21,000 and $13,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 1, 2019.
Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of March 26, 2019 is as follows (in thousands):

FY 2019	$88
FY 2020	112
FY 2021	110
FY 2022	109
FY 2023	106
Thereafter	1,229
Total Deferred Franchise Fees	$1,754
Summary of Significant Accounting Policies
Except for the accounting policies for leases discussed in Note 7 that were updated as a result of adopting Topic 842, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended January 1, 2019, filed with the SEC on March 18, 2019, that have had a material impact on our consolidated financial statements and related notes.
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. In connection with the adoption of Topic 842, the Company evaluated the operating lease right-of-use assets for impairment indicating the carrying amount of the operating lease assets for certain restaurants may not be recoverable and recorded an impairment charge totaling $3.1 million at January 2, 2019 based on the estimates of future recoverable cash flows.
Restaurant Closure Charges, Net
At March 26, 2019 and January 1, 2019, the restaurant closure liability was $0.1 million and $2.4 million, respectively. The details of the restaurant closure activities are discussed below.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Restaurant Closures and Lease Reserves
At January 1, 2019, the restaurant closure liability balance was $0.3 million related to restaurant closures prior to 2015. During the twelve weeks ended March 26, 2019, in connection with the adoption of Topic 842, the Company reclassified the $0.3 million restaurant closure liability to offset the respective operating lease right-of-use assets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twelve weeks ended March 26, 2019, in connection with the adoption of Topic 842, the Company reclassified approximately $1.9 million of the lease related restaurant closure liability to offset the respective operating lease right-of-use assets. A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 1, 2019	$2,092
Reclassified to operating lease right-of-use assets	(1,900)
Cash payments	(192)
Adjustments to estimates based on current activity	118
Balance at March 26, 2019	$118
The current portion of the restaurant closure liability is $0.1 million at March 26, 2019 and $0.5 million at January 1, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is zero and $1.6 million at March 26, 2019 and January 1, 2019, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Upon adoption of Topic 842, rent expense and non lease executory costs for these previously closed restaurants are now recorded to restaurant closure charges as incurred.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

4. Summary of Refranchising and Franchise Acquisitions
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells restaurants’ inventory and equipment and retains ownership of the leasehold interest to the real estate to sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as a result, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents and the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
The Company sold thirteen company-operated restaurants to franchisees in the first quarter of 2019. There was no refranchising activity during the twelve weeks ended March 27, 2018. The following table summarizes the related net loss recognized during the twelve weeks ended March 26, 2019 (dollars in thousands):

12 Weeks Ended March 26, 2019
Company-operated restaurants sold to franchisees	13

Proceeds from the sale of company-operated restaurants	$2,090
Net assets sold (primarily furniture, fixtures and equipment) (a)	(2,051)
Goodwill related to the company-operated restaurants sold to franchisees	(83)
Allocation to deferred franchise fees	(281)
Favorable sublease assets, net	260
Loss on sale of company-operated restaurants (b)	$(65)

(a) Included in assets held for sale at January 1, 2019.
(b) Included in loss on disposal of assets, net on the consolidated statements of comprehensive income.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company acquired three franchise-operated restaurants during the twelve weeks ended March 26, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. There were no franchise acquisitions during the twelve weeks ended March 27, 2018. The following table provides detail of the combined acquisitions for the twelve weeks ended March 26, 2019 (dollars in thousands):

March 26, 2019
Franchise-operated restaurants acquired from franchisees	3

Goodwill	$2,672
Restaurant and other equipment and leasehold improvements	578
Operating lease right-of-use assets	858
Operating lease liabilities	(858)
Unfavorable lease liabilities	(130)
Total consideration	$3,120
The unfavorable lease liability of $0.1 million was recorded as an adjustment to the respective operating lease right-of-use asset.
5. Goodwill and other Intangible Assets
Goodwill was $324.1 million at March 26, 2019 compared to $321.5 million at January 1, 2019. The change is due to the sale of 13 company-operated restaurants and the purchase of three franchise-operated restaurants as described in more detail in Note 4.
There have been no changes in the carrying amount of trademarks since January 1, 2019.
The Company’s other intangible assets at March 26, 2019 and January 1, 2019 consisted of the following (in thousands):

	March 26, 2019			January 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$—	$—	$—	$13,118	$(5,542)	$7,576
Favorable sublease assets	1,090	(22)	1,068	—	—	—
Franchise rights	14,562	(4,609)	9,953	15,032	(4,411)	10,621
Reacquired franchise rights	800	(130)	670	417	(107)	310
Total amortized other intangible assets	$16,452	$(4,761)	$11,691	$28,567	$(10,060)	$18,507

During the twelve weeks ended March 26, 2019, the Company recorded $1.0 million of favorable sublease assets in connection with the sale of company-operated restaurants (see Note 4 for more information). Favorable sublease assets represents favorable subleases with franchisees recorded in connection with the sale of company-operated restaurants to franchisees.

In connection with the adoption of Topic 842, the Company reclassified $7.6 million of favorable lease assets, net to operating lease right-of-use assets (see Note 2 for more information) as of January 2, 2019. During the twelve weeks ended March 26, 2019, the Company reclassified $0.4 million of franchise rights as reacquired franchise rights related to the Company's acquisition of three franchise-operated restaurants and wrote off $11,000 of franchise rights associated with the closure of one franchise-operated restaurant.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

6. Debt, Obligations Under Finance Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities at March 26, 2019 and January 1, 2019 consisted of the following (in thousands):

	March 26, 2019	January 1, 2019
2015 Senior Credit Facility, net of debt discount of $393 and $459 and deferred financing costs of $132 and $155 at March 26, 2019 and January 1, 2019, respectively	$153,475	$158,386
Total outstanding indebtedness	153,475	158,386
Obligations under finance lease, other debt and deemed landlord financing liabilities	1,579	21,311
Total debt	155,054	179,697
Less: amounts due within one year	481	1,033
Total amounts due after one year, net	$154,573	$178,664

At March 26, 2019 and January 1, 2019, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 26, 2019. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At March 26, 2019, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 4.2%. At March 26, 2019, the Company had a total of $79.7 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $154.0 million of outstanding borrowings and letters of credit outstanding of $16.3 million which reduce availability under the 2015 Senior Credit Facility.
7. Leases
The Company's material leases consist of restaurant locations and its executive offices with expiration dates through 2039. In general, the leases have remaining terms of 1-20 years, most of which include options to extend the leases for additional five-year periods. The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determines that it is reasonably certain of exercising the option at inception or when a triggering event occurs.
The Company determines if an arrangement is a lease at inception. The right-of-use assets and lease liabilities are recognized at the lease commencement date. In determining the Company’s right-of-use assets and lease liabilities, the Company applies a discount rate to the lease payments within each lease agreement. As most of the Company’s lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The right-of-use asset also includes any lease payments made and is reduced by lease incentives, initial direct costs incurred and impairment of operating lease right-of-use assets and adjusted by favorable lease assets and unfavorable lease liabilities.
Some of the Company's lease agreements contain rent escalation clauses (including adjustments based on changes in indexes), rent holidays, capital improvement funding or other lease concessions. The Company recognizes rental expense on a straight-line basis based on fixed components of a lease arrangement and the Company amortizes this expense over the term of the lease

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are recognized in expense as incurred.
The Company has subleased certain properties to other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. In general, the terms of the sublease are similar to the terms of the master lease.
The components of lease cost were as follows (in thousands):

Twelve Weeks Ended March 26, 2019
Operating lease cost	$8,799
Finance lease cost:
Amortization of right of use assets	133
Interest on lease liabilities	27
Short-term lease cost	101
Variable lease cost	390
Sublease income	(912)
Total lease cost	$8,538

Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of March 26, 2019 and January 1, 2019 was as follows (in thousands):

	March 26, 2019	January 1, 2019
Operating lease assets:
Operating lease right-of-use assets	$223,542	$—
Operating lease liabilities:
Current portion of operating lease liabilities	$20,146	$—
Operating lease liabilities, excluding current portion	217,967	—
Total operating lease liabilities	$238,113	$—

Finance lease assets:
Buildings under finance leases	$1,061	$3,370
Accumulated depreciation	(126)	(2,193)
Finance lease asset, net	$935	$1,177
Finance lease obligations:
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	$428	$510
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	616	757
Total finance lease obligations	$1,044	$1,267

Weighted Average Remaining Lease Term (in years)	March 26, 2019
Operating leases	11.7
Finance leases	3.5

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Weighted Average Discount Rate	March 26, 2019
Operating leases	6.97%
Finance leases	10.48%

Supplemental cash flow information related to leases was as follows (in thousands):

Twelve Weeks Ended March 26, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$5,835
Operating cash flows used for finance leases	$27
Financing cash flows used for finance leases	$133

The estimated future lease payments as of March 26, 2019, are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2019	$422	$27,407	$(2,569)	$25,260
2020	335	34,854	(3,209)	31,980
2021	200	33,526	(3,207)	30,519
2022	86	34,330	(3,189)	31,227
2023	79	29,491	(3,014)	26,556
Thereafter	125	194,678	(23,456)	171,347
Total lease payments	$1,247	$354,286	$(38,644)	$316,889
Amounts representing interest	(203)	(116,173)		(116,376)
Present value of lease obligations	$1,044	$238,113		$200,513

Rental commitments and sublease rental receipts as of January 1, 2019, under finance and operating leases having an initial non-cancelable term of one year or more are shown in the following table (in thousands):

	Finance Lease and Deemed Landlord Financing Liabilities	Operating Leases	Operating Subleases	Net Lease Commitments
2019	$3,561	$33,951	$(2,564)	$34,948
2020	3,317	32,071	(2,403)	32,985
2021	3,186	30,794	(2,409)	31,571
2022	3,056	29,362	(2,392)	30,026
2023	3,123	26,414	(2,274)	27,263
Thereafter	34,071	153,675	(16,844)	170,902
Total lease payments	$50,314	$306,267	$(28,886)	$327,695
Imputed interest	(29,003)
Present value of payments	$21,311

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

As of March 26, 2019, we have legally binding lease payments related to restaurant leases that have not yet commenced of $22.5 million.
During the twelve weeks ended March 26, 2019, the Company entered into two sale leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $10.0 million. Under one of the arrangements, the Company sold the land and building related to a restaurant constructed during 2018 and leased it back for a term of 20 years. Under the other arrangement, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.1 million which is included in loss on disposal of assets, net in the consolidated statements of comprehensive income. The assets sold were included in assets held for sale as of January 1, 2019.

8. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. As of March 26, 2019, one-month LIBOR was 2.49%. During the twelve weeks ended March 26, 2019, the Company received payments totaling approximately $0.1 million related to the 2016 Interest Rate Cap Agreement. During the period from July 1, 2016 through March 26, 2019, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended March 26, 2019.
During the twelve weeks weeks ended March 26, 2019, the Company reclassified approximately $29,000 of interest expense related to the hedges of these transactions into earnings. As of March 26, 2019, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at March 26, 2019 remain constant, $0.2 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 12 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.2 million is expected to be reclassified into interest expense over the next 12 months.
The effective portion of the 2016 Interest Rate Cap Agreement through March 26, 2019 was included in accumulated other comprehensive income.
9. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of March 26, 2019 and January 1, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.3 million and $0.5 million at March 26, 2019 and January 1, 2019, respectively, and is included in other assets in the consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of March 26, 2019 and January 1, 2019 were as follows (in thousands):

	March 26, 2019 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$308	$—	$308	$—
Total assets measured at fair value	$308	$—	$308	$—

	January 1, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$499	$—	$499	$—
Total assets measured at fair value	$499	$—	$499	$—
10. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	March 26, 2019	January 1, 2019
Employee compensation and related items	$9,831	$12,888
Accrued insurance	5,650	5,664
Accrued sales tax	3,733	3,952
Accrued property and equipment purchases	2,537	3,196
Accrued real property tax	2,324	1,420
Accrued advertising	2,184	1,578
Other	6,642	6,087
	$32,901	$34,785

At January 2, 2019, the first day of Fiscal 2019, the Company reclassified $0.4 million of current restaurant closure liabilities to operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).

A summary of other non-current liabilities follows (in thousands):

	March 26, 2019	January 1, 2019
Insurance reserves	9,073	8,794
Deferred development and initial franchise fees	3,066	2,742
Deferred gift card income	962	1,290
Unearned trade discount, non-current	654	739
Unfavorable lease liabilities	—	11,975
Deferred rent liability	—	4,594
Restaurant closure liability	—	1,788
Other	1,641	930
	$15,396	$32,852

At January 2, 2019, the first day of Fiscal 2019, the Company reclassified $12.0 million of unfavorable lease liabilities, $4.6 million of deferred rent liabilities and $1.8 million of restaurant closure liabilities to the respective operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).
11. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At March 26, 2019, there were 842,054 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.6 million and $1.3 million for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of March 26, 2019 and changes during the period from January 1, 2019 through March 26, 2019 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	1,234,531	$12.87
Granted	62,500	10.44
Vested	(21,250)	12.27
Nonvested at March 26, 2019	1,275,781	$12.76
For both the twelve weeks ended March 26, 2019 and March 27, 2018, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 13,172 and 9,892 shares withheld, respectively. As of March 26, 2019, there was $9.1 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Stock Options
A summary of stock option activity as of March 26, 2019 and changes during the period from January 1, 2019 through March 26, 2019 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 1, 2019	453,250	$11.74	5.0	$77
Granted	5,000	10.43
Exercised	(1,500)	10.40
Forfeited/Expired	(500)	10.40
Options outstanding at March 26, 2019	456,250	$11.73	4.8	$86
Options exercisable at March 26, 2019	187,746	$10.59	4.0	$43
Options exercisable and expected to vest at March 26, 2019	414,532	$11.59	4.7	$81
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 1, 2019 and March 26, 2019, respectively.
As of March 26, 2019, there was $0.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.2 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 26, 2019, the Company repurchased (1) 270,874 shares of common stock for an average price per share of $10.30 for an aggregate cost of approximately $2.8 million, including incremental direct costs to acquire the shares, and (2) 840,255 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of March 26, 2019. As of March 26, 2019, there was approximately $25.4 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
13. Earnings Per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders for the period by the weighted average number of common shares outstanding for the period. In computing diluted income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock, common stock options and restricted stock units.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Numerator:
Net income	$1,425	$3,229
Denominator:
Weighted-average shares outstanding - basic	37,155,978	38,441,707
Dilutive effect of unvested restricted stock	188,934	306,583
Dilutive effect of stock options	1,407	21,454
Dilutive effect of warrants	—	454,326
Weighted-average shares outstanding - diluted	37,346,319	39,224,070
Net income per share - basic	$0.04	$0.08
Net income per share - diluted	$0.04	$0.08
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	6,546,264	128,048
14. Income Taxes
The effective income tax rates were 28.0% and 27.1% for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively. The provision for income taxes was $0.6 million and $1.2 million for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively.
The income tax expense for the twelve weeks ended March 26, 2019 is driven by the estimated effective income tax rate of 28.0% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended March 27, 2018 is driven by the estimated effective income tax rate of 27.1% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of March 26, 2019 and January 1, 2019 is required.
15. Commitments and Contingencies
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of March 26, 2019, are approximately $55.1 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 26, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. Del Taco has several defenses to the action that it believes could prevent a finding of liability in the case. Legal proceedings are inherently unpredictable, and Del Taco is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, Del Taco does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on Del Taco’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 26, 2019.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended January 1, 2019, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open and estimates of our effective tax rates. We use words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) to identify forward-looking statements.  These statements are based on assumptions and information available to us as of the date any such statements are made and are subject to risks and uncertainties.  These risks and uncertainties include, without limitation, consumer demand, our inability to successfully open company-operated or franchise-operated restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors.  Our actual results may differ materially from those anticipated in these forward-looking statements due to these risks and uncertainties, as well as others, including, without limitation, those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended January 1, 2019. We assume no obligation to update or revise these forward-looking statements as a result of new information, future events or any other reason.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2018 is the 52-week period ended January 1, 2019 ("Fiscal 2018"). Fiscal year 2019 will be a 52-week period ended December 31, 2019 ("Fiscal 2019").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of March 26, 2019, we have 583 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.72 during Fiscal 2018, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
First Quarter 2019 Highlights
Our first quarter 2019 results and highlights include the following:

•
Total revenues increased 1.5% for the twelve weeks ended March 26, 2019 to $114.2 million compared to $112.6 million for the twelve weeks ended March 27, 2018 primarily due to growth in franchise-operated same store sales and additional company-operated and franchise-operated restaurants open during 2019 compared to 2018, partially offset by slightly negative company-operated same store sales.

•
During the twelve weeks ended March 26, 2019, we opened four new franchise-operated restaurants, purchased three franchise-operated restaurants, sold 13 company-operated restaurants to franchisees and closed one franchise-operated restaurant. During the twelve weeks ended March 27, 2018, we opened three new company-operated restaurants and closed one franchised-operated restaurant.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve weeks ended March 26, 2019 and March 27, 2018:

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Company-operated same store sales	(0.6)%	2.6%
Franchise-operated same store sales	0.4%	5.2%
System-wide same store sales	(0.1)%	3.7%
The decrease in company-operated same store sales in the twelve weeks ended March 26, 2019 was comprised of an increase in average check size of 4.9% offset by a decrease in traffic of 5.5% compared to the twelve weeks ended March 27, 2018. The increase in company-operated same store sales in the twelve weeks ended March 27, 2018 was driven by an increase in average check size of 2.6% compared to the twelve weeks ended March 28, 2017.

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks ended March 26, 2019 and March 27, 2018, are as follows:

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Company-operated restaurant activity:
Beginning of period	322	312
Openings	—	3
Closures	—	—
Purchased from franchisees	3	—
Sold to franchisees	(13)	—
Restaurants at end of period	312	315
Franchise-operated restaurant activity:
Beginning of period	258	252
Openings	4	—
Closures	(1)	(1)
Purchased from Company	13	—
Sold to Company	(3)	—
Restaurants at end of period	271	251
Total restaurant activity:
Beginning of period	580	564
Openings	4	3
Closures	(1)	(1)
Restaurants at end of period	583	566

Since 2012, we have focused on repositioning our brand, increasing brand awareness, re-imaging our restaurants, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We currently plan to open at least 25 system-wide restaurants in Fiscal 2019. From time to time, we and our franchisees may close restaurants.
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

Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of March 26, 2019 and March 27, 2018, there were 285 and 292 restaurants, respectively, in the comparable company-operated restaurant base. As of March 26, 2019 and March 27, 2018, there were 254 and 241 restaurants, respectively in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
EBITDA and Adjusted EBITDA
EBITDA represents net income before interest expense, provision for income taxes, depreciation and amortization. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization and items that we do not consider representative of ongoing operating performance, as identified in the reconciliation table under the heading entitled "Management's Use of Non-GAAP Financial Measures."

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
We believe EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in their industry, (ii) we believe investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to compare performance to that of competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of EBITDA and Adjusted EBITDA to net income.
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
Franchise Sublease and Other Income
Franchise sublease and other income consists of rental income received from franchisees or other third parties in the case of previously closed restaurants, in both cases related to properties where we have subleased a leasehold interest to the franchisee or third party but remain primarily liable to the landlord, as well as other franchise income related to information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.
Food and Paper Costs
Food and paper costs include the direct costs associated with food, beverage and packaging of menu items. The components of food and paper costs are variable in nature, change with sales volume and are impacted by menu mix and are subject to increases or decreases based on fluctuations in commodity costs. Other important factors causing fluctuations in food and paper costs include seasonality, promotional activity and restaurant level management of food and paper waste. Food and paper are a significant expense and can be expected to grow proportionally as company restaurant sales grow.
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
Occupancy and Other – Franchise Subleases and Other
Occupancy and other – franchise subleases and other includes rent, property taxes and common area maintenance paid on properties subleased to franchisees where we remain primarily liable to the landlord, as well as other franchise expenses related to information technology hardware that we occasionally purchase from third party vendors and then sell to franchisees and recognize in Franchise Sublease and Other Income.

Pre-opening Costs
Pre-opening costs are incurred in connection with opening of new restaurants and incurred prior to opening, including restaurant labor related to the hiring and training of restaurant employees, as well as supplies, occupancy and other operating expenses associated with the opening of new restaurants. Pre-opening costs are expensed as incurred.
Restaurant Closure Charges, Net
During 2018, restaurant closure charges, net, consists primarily of (1) future obligations associated with the closure or net sublease shortfall of a restaurant, including the present value of future non-lease obligations net of estimated sublease income, if any; (2) accretion of the liability during the reporting period; (3) any positive or negative adjustments to the liability as more information becomes available; and (4) direct costs related to restaurant closures including lease termination costs. During 2019, restaurant closure charges, net, consist primarily of (1) rent expense related to previously closed restaurants; (2) non-lease executory costs for closed restaurants, including any positive or negative adjustments to these amounts as more information becomes available; and (3) direct costs related to restaurant closures.
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
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including finance lease obligations, other debt, capital lease obligations and deemed landlord financing liabilities. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Other Income
Other income consists of a gain related to insurance proceeds related to a fire at one company-operated restaurant.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended March 26, 2019 and Twelve Weeks Ended March 27, 2018
The following table presents operating results for the twelve weeks ended March 26, 2019 and twelve weeks ended March 27, 2018, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	March 26, 2019			March 27, 2018			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$105,903	92.7%		$105,109	93.4%		$794	0.8%
Franchise revenue	4,065	3.6		3,792	3.4		273	7.2
Franchise advertising contributions	3,131	2.7		2,936	2.6		195	6.6
Franchise sublease and other income	1,098	1.0		717	0.6		381	53.1
Total revenue	114,197	100.0		112,554	100.0		1,643	1.5
Operating expenses
Restaurant operating expenses:
Food and paper costs	28,818	27.2	(1)	28,973	27.6	(1)	(155)	(0.5)
Labor and related expenses	35,900	33.9	(1)	34,818	33.1	(1)	1,082	3.1
Occupancy and other operating expenses	24,433	23.1	(1)	21,986	20.9	(1)	2,447	11.1
Total restaurant operating expenses	89,151	84.2	(1)	85,777	81.6	(1)	3,374	3.9
General and administrative	10,465	9.2		10,429	9.3		36	0.3
Franchise advertising expenses	3,131	2.7		2,936	2.6		195	6.6
Depreciation and amortization	5,907	5.2		5,914	5.3		(7)	(0.1)
Occupancy and other-franchise subleases and other	854	0.7		638	0.6		216	33.9
Pre-opening costs	100	0.1		442	0.4		(342)	(77.4)
Restaurant closure charges, net	640	0.6		(13)	*		653	*
Loss on disposal of assets, net	290	0.3		93	0.1		197	*
Total operating expenses	110,538	96.8		106,216	94.4		4,322	4.1
Income from operations	3,659	3.2		6,338	5.6		(2,679)	(42.3)
Other expense
Interest expense	1,784	1.6		1,910	1.7		(126)	(6.6)
Other income	(104)	(0.1)		—	—		(104)	*
Total other expense	1,680	1.5		1,910	1.7		(230)	(12.0)
Income from operations before provision for income taxes	1,979	1.7		4,428	3.9		(2,449)	(55.3)
Provision for income taxes	554	0.5		1,199	1.1		(645)	(53.8)
Net income	$1,425	1.2%		$3,229	2.9%		$(1,804)	(55.9)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $0.8 million, or 0.8%, for the twelve weeks ended March 26, 2019, primarily due to additional restaurants open during 2019 compared to 2018, partially offset by a decrease in company-operated same store sales of 0.6%. The decrease in company-operated same store sales was the result of average check size growth of 4.9% that was more than offset by a decrease in traffic of (5.5)%.

Franchise Revenue
Franchise revenue increased $0.3 million, or 7.2%, for the twelve weeks ended March 26, 2019, primarily due to an increase in franchise-operated same store sales of 0.4% as well as additional restaurants open during 2019 compared to 2018.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.2 million, or 6.6%, for the twelve weeks ended March 26, 2019 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.4 million, or 53.1%, for the twelve weeks ended March 26, 2019, primarily due to sublease income related to the sale of thirteen company-operated restaurant to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate and sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs decreased $0.2 million, or 0.5% for the twelve weeks ended March 26, 2019 due to a reduction in transactions mostly offset by modest commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.2% for the twelve weeks ended March 26, 2019 compared to 27.6% for the twelve weeks ended March 27, 2018. This percentage decrease was the result of menu price increases partially offset by modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $1.1 million, or 3.1% for the twelve weeks ended March 26, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2019, partially offset by lower payroll taxes, group health insurance expense and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 33.9% for the twelve weeks ended March 26, 2019 compared to 33.1% for the twelve weeks ended March 27, 2018. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above, partially offset by the impact of menu price increases, lower payroll taxes, lower group health insurance expense and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $2.4 million, or 11.1% for the twelve weeks ended March 26, 2019, primarily due to increases in occupancy costs for stores added since Q1 2018 for company operated restaurants and $0.9 million related to the adoption of Topic 842, utilities, supplies, insurance, and credit and debit card processing fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.1% for the twelve weeks ended March 26, 2019 compared to 20.9% for the twelve weeks ended March 27, 2018. This percentage increase resulted primarily from increased occupancy costs (including the adoption of Topic 842), as well as increased utilities, supplies and insurance expenses discussed above.

General and Administrative Expenses
General and administrative expenses remained consistent for the twelve weeks ended March 26, 2019 compared to the twelve weeks ended March 27, 2018. As a percentage of total revenue, general and administrative expense was 9.2% for the twelve weeks ended March 26, 2019 compared to 9.3% for the twelve weeks ended March 27, 2018. The decrease as a percent of total revenue was primarily due to a decrease in management incentive compensation, mostly offset by general inflationary trends and increased stock based compensation expense.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.2 million, or 6.6% for the twelve weeks ended March 26, 2019 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.

Depreciation and Amortization
Depreciation and amortization expenses remained consistent at $5.9 million for both the twelve weeks ended March 26, 2019 and the twelve weeks ended March 27, 2018. As a percentage of total revenue, depreciation and amortization expenses was 5.2% for the twelve weeks ended March 26, 2019 compared to 5.3% for the twelve weeks ended March 27, 2018 reflecting increased depreciation from the addition of new assets approximately offset by a reduction from the adoption of Topic 842 Leases (which changed the accounting for deemed landlord assets).
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $0.9 million and $0.6 million for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively. The increase is primarily due to sublease expense related to the sale of thirteen company-operated restaurants to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs were $0.1 million and $0.4 million for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively. The reduction was due to a reduced level of pre-opening activity compared to last year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $0.6 million for the twelve weeks ended March 26, 2019 compared to approximately $(13,000) for the twelve weeks ended March 27, 2018. The current quarter activity primarily includes rent expense, non lease executory costs and other direct costs associated with previously closed restaurants. The twelve weeks ended March 27, 2018 includes sublease income from leases which were treated as deemed landlord financing, partially offset by accretion expense.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.3 million and $0.1 million for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively. Current year net loss on disposal of assets included the replacement of certain restaurant equipment, and losses on the sale of thirteen company-operated restaurants and two sale-leaseback transactions. Prior year net loss on disposal of assets was primarily related to write-off of leasehold improvements associated with two temporary company restaurant closures, mostly offset by insurance recovery and a gain on the disposal of assets. The two temporary closures were related to a fire at one restaurant and a construction defect matter at another restaurant.
Interest Expense
Interest expense was $1.8 million and $1.9 million for the twelve weeks ended March 26, 2019 and March 27, 2018, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for our deemed landlord financing restaurants), partially offset by an increase in interest rates and a slightly higher level of debt outstanding compared to the prior year.
Other Income
Other income was $0.1 million for the twelve weeks ended March 26, 2019 and consists of insurance proceeds related to a fire at a company-operated restaurant. There was no other income for the twelve weeks ended March 27, 2018.

Provision for Income Taxes
The effective income tax rates were 28.0% for the twelve weeks ended March 26, 2019 compared to 27.1% for the twelve weeks ended March 27, 2018. The provision for income taxes was $0.6 million for the twelve weeks ended March 26, 2019 and $1.2 million for the twelve weeks ended March 27, 2018. The income tax expense related to the twelve weeks ended March 26, 2019 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended March 27, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, partially offset by federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $9.0 million at March 26, 2019 and available borrowing capacity of $79.7 million at March 26, 2019 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Net cash provided by (used in)
Operating activities	$9,903	$12,400
Investing activities	1,488	(9,495)
Financing activities	(9,520)	574
Net increase in cash	$1,871	$3,479
Cash Flows Provided by Operating Activities
In the twelve weeks ended March 26, 2019, cash flows provided by operating activities were $9.9 million. The cash flows provided by operating activities resulted from net income of $1.4 million, non-cash adjustments for asset depreciation and amortization of $6.0 million, amortization of operating lease assets of $5.0 million, stock-based compensation of $1.6 million, deferred income taxes of $0.2 million, restaurant closure charges of $0.1 million, a loss on disposal of assets of $0.3 million and net working capital requirements of $4.7 million.
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
Cash Flows Provided by Investing Activities
In the twelve weeks ended March 26, 2019, cash flows provided by investing activities were $1.5 million, which were primarily the result of purchase of property and equipment and other assets of $7.5 million and the acquisition of three franchise-operated restaurants of $3.1 million, partially offset by proceeds from the disposal of property and equipment for $10.0 million and proceeds from the sale of thirteen company-operated restaurants of $2.1 million.

In the twelve weeks ended March 27, 2018, cash flows used in investing activities were $9.5 million, which were primarily the result of the purchase of property and equipment and other assets of $10.1 million, partially offset by proceeds from the disposal of property and equipment of $0.6 million.
Cash Flows Used in Financing Activities
In the twelve weeks ended March 26, 2019, cash flows used in financing activities were $9.5 million. The cash flows used in financing activities were primarily the result of the repurchase of 270,874 shares of our common stock and 840,255 warrants for an aggregate purchase price of $4.3 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on finance leases totaling $0.1 million, offset by proceeds from exercise of stock options of $16,000. In addition, during the twelve weeks ended March 26, 2019, we borrowed $9.0 million on the revolving credit facility and made payments of $14.0 million on the revolving credit facility.
In the twelve weeks ended March 27, 2018, cash flows provided by financing activities were $0.6 million. The cash flows provided by financing activities were primarily the result of proceeds from exercise of stock options of $48,000, offset by the repurchase of 9,811 warrants for an aggregate purchase price of $33,000, including incremental direct costs to acquire the warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on capital lease and deemed landlord financing totaling $0.4 million. During the twelve weeks ended March 27, 2018, we borrowed $5.0 million on the revolving credit facility and made payments of $4.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of March 26, 2019.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At March 26, 2019, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 4.2%. As of March 26, 2019 there were $154.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $16.3 million. Unused borrowing capacity at March 26, 2019 was $79.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable percentage. As of March 26, 2019, one-month LIBOR was 2.49%. During the twelve weeks ended March 26, 2019, the Company received payments of approximately $0.1 million related to the 2016 Interest Rate Cap Agreement.

Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 26, 2019, we repurchased (1) 270,874 shares of common stock for an average purchase price per share of $10.30 for an aggregate cost of approximately $2.8 million, including incremental direct costs to acquire the shares, and (2) 840,255 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of March 26, 2019, there was approximately $25.4 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Company restaurant sales	$105,903	$105,109
Restaurant operating expenses	89,151	85,777
Restaurant contribution	$16,752	$19,332
Restaurant contribution margin	15.8%	18.4%
The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended
	March 26, 2019	March 27, 2018
Net income	$1,425	$3,229
Non-GAAP adjustments:
Provision for income taxes	554	1,199
Interest expense	1,784	1,910
Depreciation and amortization	5,907	5,914
EBITDA	9,670	12,252
Stock-based compensation expense (a)	1,577	1,274
Loss on disposal of assets, net (b)	290	93
Restaurant closure charges, net (c)	640	(13)
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	86	(118)
Pre-opening costs (e)	100	442
Other income (f)	(104)	—
Sublease income for closed restaurants (g)	(201)	—
Adjusted EBITDA	$12,058	$13,930

(a)	Includes non-cash, stock-based compensation.

(b)
Loss on disposal of assets, net includes the loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees and net gains or losses recorded associated with sale-leaseback transactions.

(c)
During 2019, restaurant closure costs includes rent expense, non lease executory costs and other direct costs associated with previously closed restaurants. During 2018, restaurant closure costs includes costs related to future obligations associated with the closure or net sublease shortfall of a restaurant and lease termination costs, partially offset by sublease income from leases which are treated as deemed landlord financing.

(d)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(e)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

(f)	Other income consists of insurance proceeds related to a fire at a company-operated restaurant.

(g)	Includes other sublease income related to closed restaurants that have been subleased to third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements” As of March 26, 2019, we had outstanding variable rate borrowings of $154.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 in 2018, increased to $12.00 in 2019 and will then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 334 restaurants in California of which 218 are company-operated and 116 are franchise-operated (does not include those restaurants in special jurisdictions noted below).
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 on July 1, 2018, and $14.25 on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 20 company-owned restaurants and 13 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017 and $13.25 per hour on July 1, 2018. This impacted 3 company-operated restaurants.
On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage increased to $10.50 per hour on July 11, 2016, $11.50 per hour in 2017 and beginning 2019, the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance impacted 3 company-operated restaurants and 2 franchise-operated restaurants.

On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 on July 1, 2017 and $13.25 per hour on July 1, 2018. The minimum wage will increase to $15.00 per hour on July 1, 2020. This ordinance impacted 1 company-operated restaurant.
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, increased to $11.00 per hour in 2019 and will increase to $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted 3 company-operated restaurants and 34 franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019 filed with the SEC on March 18, 2019. There have been no material changes in any of our critical accounting policies during the twelve week period ended March 26, 2019, except as described in Note 2 of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
During the twelve weeks ended March 26, 2019, we implemented transition controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements to facilitate adoption of the standard on January 2, 2019. We further completed upgrades to our lease administration software to support our accounting for leases.
No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.
Item 1A. Risk Factors
See “Item 1A. Risk Factors” included in the Annual Report on Form 10-K for the fiscal year ended January 1, 2019 filed with the SEC on March 18, 2019 for a discussion of our risk factors. There have been no material changes to our risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended March 26, 2019, the Company repurchased (1) 270,874 shares of common stock for an average price per share of $10.30 for an aggregate cost of approximately $2.8 million, including incremental direct costs to acquire the shares, and (2) 840,255 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of March 26, 2019. As of March 26, 2019, there was approximately $25.4 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended March 26, 2019. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)			(b)		(c)		(d)
	Total number of shares/warrants purchased			Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock		Warrants
January 2, 2019 - January 29, 2019	153,067	(1)	515,976	$10.41	$1.74	148,465	515,976	$27,207,331
January 30, 2019 - February 26, 2019	43,515		314,760	$10.46	$1.86	43,515	314,760	$26,166,048
February 27, 2019 - March 26, 2019	82,370	(1)	9,519	$10.01	$1.24	78,894	9,519	$25,365,286
Total	278,952	(1)	840,255			270,874	840,255	$25,365,286
(1) Includes 4,602 and 3,476 shares withheld upon vesting of restricted stock awards in satisfaction of withholding tax obligations pursuant to the 2015 Omnibus Incentive Plan during the period January 2, 2019 to January 29, 2019 and February 27, 2019 to March 26, 2019, respectively. These shares do not reduce the repurchase authorization discussed above.

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

Date: May 6, 2019

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)