Form 10-Q
period 2019-06-18
Del Taco Restaurants, Inc.
filed 2019-07-29
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-36197

DEL TACO RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-3340980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 462-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	TACO	NASDAQ Capital Market
Warrants, each exercisable for one share of common stock	TACOW	NASDAQ Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2019, there were 37,056,452 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 18, 2019 (Unaudited) and January 1, 2019	3
Unaudited Consolidated Statements of Comprehensive Income for the Twelve and Twenty-Four Weeks Ended June 18, 2019 and the Twelve and Twenty-Four Weeks Ended June 19, 2018	4
Unaudited Consolidated Statements of Shareholders' Equity for the Twelve and Twenty-Four weeks ended June 18, 2019 and the Twelve and Twenty-Four weeks ended June 19, 2018	5
Unaudited Consolidated Statements of Cash Flows for the Twenty-Four Weeks Ended June 18, 2019 and the Twenty-Four Weeks Ended June 19, 2018	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Control and Procedures	22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	24

Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 18, 2019	January 1, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,250	$7,153
Accounts and other receivables, net	2,269	3,167
Inventories	2,831	2,932
Prepaid expenses and other current assets	2,960	4,935
Assets held for sale	—	14,794
Total current assets	13,310	32,981
Property and equipment, net	153,498	161,429
Operating lease right-of-use assets	228,763	—
Goodwill	324,120	321,531
Trademarks	220,300	220,300
Intangible assets, net	11,370	18,507
Other assets, net	3,994	4,208
Total assets	$955,355	$758,956
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,688	$19,877
Other accrued liabilities	35,094	34,785
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	423	1,033
Current portion of operating lease liabilities	19,861	—
Total current liabilities	75,066	55,695
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	146,587	178,664
Operating lease liabilities, excluding current portion	225,100	—
Deferred income taxes	69,958	69,471
Other non-current liabilities	15,336	32,852
Total liabilities	532,047	336,682
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 36,795,532 shares issued and outstanding at June 18, 2019; 37,305,342 shares issued and outstanding at January 1, 2019	4	4
Additional paid-in capital	332,769	336,941
Accumulated other comprehensive (loss) income	(43)	180
Retained earnings	90,578	85,149
Total shareholders’ equity	423,308	422,274
Total liabilities and shareholders’ equity	$955,355	$758,956
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		24 Weeks Ended
	June 18, 2019	June 19, 2018	June 18, 2019	June 19, 2018
Revenue:
Company restaurant sales	$112,180	$109,800	$218,083	$214,909
Franchise revenue	4,638	4,149	8,703	7,941
Franchise advertising contributions	3,459	3,136	6,590	6,072
Franchise sublease and other income	1,183	728	2,281	1,445
Total revenue	121,460	117,813	235,657	230,367
Operating expenses:
Restaurant operating expenses:
Food and paper costs	30,855	30,082	59,673	59,055
Labor and related expenses	36,338	35,422	72,238	70,240
Occupancy and other operating expenses	23,703	22,627	48,136	44,613
General and administrative	10,849	10,321	21,314	20,750
Franchise advertising expenses	3,459	3,136	6,590	6,072
Depreciation and amortization	5,813	5,847	11,720	11,761
Occupancy and other - franchise subleases and other	993	651	1,847	1,289
Pre-opening costs	155	199	255	641
Impairment of long-lived assets	3,694	1,661	3,694	1,661
Restaurant closure charges, net	490	(24)	1,130	(37)
Loss on disposal of assets, net	594	87	884	180
Total operating expenses	116,943	110,009	227,481	216,225
Income from operations	4,517	7,804	8,176	14,142
Other expense (income), net
Interest expense	1,722	2,012	3,506	3,922
Other income	(97)	—	(201)	—
Total other expense, net	1,625	2,012	3,305	3,922
Income from operations before provision for income taxes	2,892	5,792	4,871	10,220
Provision for income taxes	800	1,582	1,354	2,781
Net income	2,092	4,210	3,517	7,439
Other comprehensive (loss) income:
Change in fair value of interest rate cap, net of tax	(131)	115	(270)	289
Reclassification of interest rate cap amortization included in net income, net of tax	26	10	47	16
Total other comprehensive (loss) income, net	(105)	125	(223)	305
Comprehensive income	$1,987	$4,335	$3,294	$7,744
Earnings per share:
Basic	$0.06	$0.11	$0.10	$0.19
Diluted	$0.06	$0.11	$0.09	$0.19
Weighted-average shares outstanding
Basic	36,821,728	38,299,483	36,988,853	38,370,595
Diluted	37,083,799	38,643,873	37,215,059	38,938,106
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2019	$—	37,305,342	$4	$336,941	$180	$85,149	$422,274
Adjustment for adoption of new lease standard, net of tax	—	—	—	—	—	1,912	1,912
Net income	—	—	—	—	—	1,425	1,425
Other comprehensive loss, net of tax	—	—	—	—	(118)	—	(118)
Comprehensive income							1,307
Stock-based compensation	—	—	—	1,577	—	—	1,577
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	13,172	—	(84)	—	—	(84)
Exercise of stock options	—	1,500	—	16	—	—	16
Repurchase of common stocks and warrants	—	(270,874)	—	(4,306)	—	—	(4,306)
Balance at March 26, 2019	—	37,049,140	4	334,144	62	88,486	422,696
Net income	—	—	—	—	—	2,092	2,092
Other comprehensive loss, net of tax	—	—	—	—	(105)	—	(105)
Comprehensive income							1,987
Stock-based compensation	—	—	—	1,677	—	—	1,677
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	48,499	—	—	—	—	—
Exercise of stock options	—	1,500	—	15	—	—	15
Repurchase of common stocks and warrants	—	(303,607)	—	(3,067)	—	—	(3,067)
Balance at June 18, 2019	$—	36,795,532	$4	$332,769	$(43)	$90,578	$423,308

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Stock	Shares	Amount	Capital	Income	Earnings	Equity
Balance at January 2, 2018	$—	38,434,274	$4	$349,334	$14	$66,897	$416,249
Adjustment for adoption of new revenue recognition standard, net of tax						(707)	(707)
Net income	—	—	—	—	—	3,229	3,229
Other comprehensive income, net of tax	—	—	—	—	180	—	180
Comprehensive income							3,409
Stock-based compensation	—	—	—	1,274	—	—	1,274
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	9,892	—	(79)	—	—	(79)
Exercise of stock options	—	4,750	—	48	—	—	48
Repurchase of common stocks and warrants	—	—	—	(34)	—	—	(34)
Balance at March 27, 2018	—	38,448,916	4	350,543	194	69,419	420,160
Net income	—	—	—	—	—	4,210	4,210
Other comprehensive income, net of tax	—	—	—	—	125	—	125
Comprehensive income							4,335
Stock-based compensation	—	—	—	1,359	—	—	1,359
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	42,570	—	—	—	—	—
Exercise of stock options	—	7,500	—	75	—	—	75
Repurchase of common stocks and warrants	—	(407,821)	—	(4,757)	—	—	(4,757)
Balance at June 19, 2018	$—	38,091,165	$4	$347,220	$319	$73,629	$421,172

See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	24 Weeks Ended
	June 18, 2019	June 19, 2018
Operating activities
Net income	$3,517	$7,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,720	11,761
Amortization of favorable and unfavorable lease assets and liabilities, net	—	(250)
Amortization of deferred financing costs, debt discount and interest rate cap	244	194
Amortization of operating lease assets	9,915	—
Stock-based compensation	3,254	2,634
Impairment of long-lived assets	3,694	1,661
Deferred income taxes	(138)	471
Loss on disposal of assets, net	884	180
Restaurant closure charges	118	65
Changes in operating assets and liabilities:
Accounts and other receivables, net	904	1,272
Inventories	101	2
Prepaid expenses and other current assets	1,003	4,117
Other assets	(67)	(41)
Accounts payable	543	(2,867)
Operating lease liabilities	(9,316)	—
Other accrued liabilities	(1,446)	1,890
Other non-current liabilities	865	1,195
Net cash provided by operating activities	25,795	29,723
Investing activities
Purchases of property and equipment	(17,895)	(17,504)
Proceeds from disposal of property and equipment, net	12,696	573
Purchases of other assets	(776)	(743)
Acquisition of franchisees	(3,120)	—
Proceeds from sale of company-operated restaurants	2,090	—
Net cash used in investing activities	(7,005)	(17,674)
Financing activities
Repurchase of common stock and warrants	(7,373)	(4,791)
Payment of tax withholding related to restricted stock vesting	(84)	(79)
Payments on finance leases, other debt and deemed landlord financing	(267)	(714)
Proceeds from revolving credit facility	14,000	5,000
Payments on revolving credit facility	(27,000)	(5,000)
Proceeds from exercise of stock options	31	122
Net cash used in financing activities	(20,693)	(5,462)
(Decrease) increase in cash and cash equivalents	(1,903)	6,587
Cash and cash equivalents at beginning of period	7,153	6,559
Cash and cash equivalents at end of period	$5,250	$13,146
Supplemental cash flow information:
Cash paid during the period for interest	$3,008	$3,412
Cash paid during the period for income taxes	1,764	666
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$5,939	$1,833
Write-offs of accounts receivables	21	6
Amortization of interest rate cap into net income, net of tax	47	16
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	(270)	289
Operating lease right-of-use assets obtained in exchange for lease obligations(1)	252,440	—
Finance lease right-of-use assets obtained in exchange for lease obligations(1)	1,185	—
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncement	3,116	—
(1)Amounts for the twenty-four weeks ended June 18, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2 to the consolidated financial statements.
See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At June 18, 2019, there were 310 company-operated and 273 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At June 19, 2018, there were 315 company-operated and 251 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2019 is a fifty-two week period ending December 31, 2019. Fiscal year 2018 is a fifty-two week period ended January 1, 2019. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2019, the Company’s accompanying financial statements reflect the twelve weeks ended June 18, 2019. For fiscal year 2018, the Company’s accompanying financial statements reflect the twelve weeks ended June 19, 2018.
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
During the twelve and twenty-four weeks ended June 18, 2019, the Company recognized approximately $20,000 and $41,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 1, 2019. During the twelve and twenty-four weeks ended June 19, 2018, the Company recognized approximately $15,000 and $28,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 2, 2018.
Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of June 18, 2019 is as follows (in thousands):

FY 2019	$65
FY 2020	118
FY 2021	116
FY 2022	116
FY 2023	112
Thereafter	1,315
Total Deferred Franchise Fees	$1,842
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
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets.  Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. We generally estimate fair value using the discounted value of the estimated cash flows associated with the respective restaurant or agreement, using Level 3 inputs. The impairment charges represent the excess of each operating lease asset, furniture, fixtures and equipment and leasehold improvements carrying amount over its estimated fair value.
In connection with the adoption of Topic 842, the Company evaluated the operating lease right-of-use assets for impairment indicating the carrying amount of the operating lease assets for certain restaurants may not be recoverable and recorded an impairment charge totaling $3.1 million at January 2, 2019 based on the estimates of future recoverable cash flows.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

During the twelve and twenty-four weeks ended June 18, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an additional impairment charge totaling $3.7 million related to two restaurants. The Company wrote-off a portion of the operating lease right-of-use assets, furniture, fixtures and equipment and leasehold improvements based on the estimate of future recoverable cash flows. During the twenty-four weeks ended June 19, 2018, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $1.7 million related to two restaurants. The Company wrote-off the value of leasehold improvements and other equipment based on the estimate of future recoverable cash flows.
Restaurant Closure Charges, Net
At June 18, 2019 and January 1, 2019, the restaurant closure liability was $0.1 million and $2.4 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
At January 1, 2019, the restaurant closure liability balance was $0.3 million related to restaurant closures prior to 2015. During the twenty-four weeks ended June 18, 2019, in connection with the adoption of Topic 842, the Company reclassified the $0.3 million restaurant closure liability to offset the respective operating lease right-of-use assets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the twenty-four weeks ended June 18, 2019, in connection with the adoption of Topic 842, the Company reclassified approximately $1.9 million of the lease related restaurant closure liability to offset the respective operating lease right-of-use assets. A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 1, 2019	$2,092
Reclassified to operating lease right-of-use assets	(1,900)
Cash payments	(192)
Adjustments to estimates based on current activity	118
Balance at June 18, 2019	$118
The current portion of the restaurant closure liability is $0.1 million at June 18, 2019 and $0.5 million at January 1, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is zero and $1.6 million at June 18, 2019 and January 1, 2019, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Upon adoption of Topic 842, rent expense and non lease executory costs for these previously closed restaurants are now recorded to restaurant closure charges as incurred.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

4. Summary of Refranchising and Franchise Acquisitions
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells restaurants’ inventory and equipment and retains ownership of the leasehold interest to the real estate to sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as a result, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents and the Company records favorable lease assets or unfavorable lease liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
The Company sold thirteen company-operated restaurants to franchisees during the twenty-four weeks ended June 18, 2019. There was no refranchising activity during the twenty-four weeks ended June 19, 2018. The following table summarizes the related net loss recognized during the twenty-four weeks ended June 18, 2019 (dollars in thousands):

24 Weeks Ended June 18, 2019
Company-operated restaurants sold to franchisees	13

Proceeds from the sale of company-operated restaurants	$2,090
Net assets sold (primarily furniture, fixtures and equipment) (a)	(2,051)
Goodwill related to the company-operated restaurants sold to franchisees	(83)
Allocation to deferred franchise fees	(281)
Favorable sublease assets, net (b)	260
Loss on sale of company-operated restaurants (c)	$(65)

(a) Included in assets held for sale at January 1, 2019.
(b) Comprised of favorable sublease assets of $1.0 million and unfavorable lease liabilities of $0.7 million.
(c) Included in loss on disposal of assets, net on the consolidated statements of comprehensive income.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The Company acquired three franchise-operated restaurants during the twenty-four weeks ended June 18, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. There were no franchise acquisitions during the twenty-four weeks ended June 19, 2018. The following table provides detail of the combined acquisitions for the twenty-four weeks ended June 18, 2019 (dollars in thousands):

June 18, 2019
Franchise-operated restaurants acquired from franchisees	3

Goodwill	$2,672
Restaurant and other equipment and leasehold improvements	578
Operating lease right-of-use assets	858
Operating lease liabilities	(858)
Unfavorable lease liabilities (a)	(130)
Total consideration	$3,120
(a) The unfavorable lease liabilities of $0.1 million was recorded as an adjustment to the respective operating lease right-of-use asset.
5. Goodwill and other Intangible Assets
Goodwill was $324.1 million at June 18, 2019 compared to $321.5 million at January 1, 2019. The change is due to the sale of 13 company-operated restaurants and the purchase of three franchise-operated restaurants as described in more detail in Note 4.
There have been no changes in the carrying amount of trademarks since January 1, 2019.
The Company’s other intangible assets at June 18, 2019 and January 1, 2019 consisted of the following (in thousands):

	June 18, 2019			January 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$—	$—	$—	$13,118	$(5,542)	$7,576
Favorable sublease assets	1,090	(39)	1,051	—	—	—
Franchise rights	14,562	(4,891)	9,671	15,032	(4,411)	10,621
Reacquired franchise rights	800	(152)	648	417	(107)	310
Total amortized other intangible assets	$16,452	$(5,082)	$11,370	$28,567	$(10,060)	$18,507

During the twenty-four weeks ended June 18, 2019, the Company recorded $1.0 million of favorable sublease assets in connection with the sale of company-operated restaurants (see Note 4 for more information). Favorable sublease assets represents favorable subleases with franchisees recorded in connection with the sale of company-operated restaurants to franchisees.

In connection with the adoption of Topic 842, the Company reclassified $7.6 million of favorable lease assets, net to operating lease right-of-use assets (see Note 2 for more information) as of January 2, 2019. During the twenty-four weeks ended June 18, 2019, the Company reclassified $0.4 million of franchise rights as reacquired franchise rights related to the Company's acquisition of three franchise-operated restaurants and wrote off $11,000 of franchise rights associated with the closure of one franchise-operated restaurant.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

6. Debt, Obligations Under Finance Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities at June 18, 2019 and January 1, 2019 consisted of the following (in thousands):

	June 18, 2019	January 1, 2019
2015 Senior Credit Facility, net of debt discount of $326 and $459 and deferred financing costs of $110 and $155 at June 18, 2019 and January 1, 2019, respectively	$145,564	$158,386
Total outstanding indebtedness	145,564	158,386
Obligations under finance lease, other debt and deemed landlord financing liabilities	1,446	21,311
Total debt	147,010	179,697
Less: amounts due within one year	423	1,033
Total amounts due after one year, net	$146,587	$178,664

At June 18, 2019 and January 1, 2019, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 18, 2019. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At June 18, 2019, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 4.2%. At June 18, 2019, the Company had a total of $87.7 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $146.0 million of outstanding borrowings and letters of credit outstanding of $16.3 million which reduce availability under the 2015 Senior Credit Facility.
7. Leases
The Company's material leases consist of restaurant locations and its executive offices with expiration dates through 2044. In general, the leases have remaining terms of 1-20 years, most of which include options to extend the leases for additional five-year periods. The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determines that it is reasonably certain of exercising the option at inception or when a triggering event occurs.
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
The components of lease cost were as follows (in thousands):

	Twelve Weeks Ended June 18, 2019	Twenty-Four Weeks Ended June 18, 2019
Operating lease cost	$8,733	$17,404
Finance lease cost:
Amortization of right of use assets	110	243
Interest on lease liabilities	24	51
Short-term lease cost	77	178
Variable lease cost	448	838
Sublease income	(1,134)	(2,136)
Total lease cost	$8,258	$16,578

Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of June 18, 2019 and January 1, 2019 was as follows (in thousands):

	June 18, 2019	January 1, 2019
Operating lease assets:
Operating lease right-of-use assets	$228,763	$—
Operating lease liabilities:
Current portion of operating lease liabilities	$19,861	$—
Operating lease liabilities, excluding current portion	225,100	—
Total operating lease liabilities	$244,961	$—

Finance lease assets:
Buildings under finance leases	$1,061	$3,370
Accumulated depreciation	(228)	(2,193)
Finance lease asset, net	$833	$1,177
Finance lease obligations:
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	$369	$510
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	554	757
Total finance lease obligations	$923	$1,267

Weighted Average Remaining Lease Term (in years)	June 18, 2019
Operating leases	11.7
Finance leases	3.5

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Weighted Average Discount Rate	June 18, 2019
Operating leases	6.93%
Finance leases	10.44%

Supplemental cash flow information related to leases was as follows (in thousands):

Twenty-Four Weeks Ended June 18, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$14,238
Operating cash flows used for finance leases	$51
Financing cash flows used for finance leases	$243

The estimated future lease payments as of June 18, 2019, are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2019	$277	$18,040	$(1,739)	$16,578
2020	335	36,269	(3,383)	33,221
2021	200	35,069	(3,484)	31,785
2022	79	33,948	(3,465)	30,562
2023	79	31,233	(3,291)	28,021
Thereafter	132	211,457	(26,969)	184,620
Total lease payments	$1,102	$366,016	$(42,331)	$324,787
Amounts representing interest	(179)	(121,055)		(121,234)
Present value of lease obligations	$923	$244,961		$203,553

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

As of June 18, 2019, we have legally binding lease payments related to restaurant leases that have not yet commenced of $22.5 million.
During the twenty-four weeks ended June 18, 2019, the Company entered into three sale leaseback arrangements with third party private investors, with two arrangements occurring during the first quarter 2019 and one during the second quarter 2019. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $12.7 million. Under two of the arrangements, the Company sold the land and buildings related to restaurants constructed during 2018 and leased them back for a term of 20 years. Under one of the arrangements, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.2 million which is included in loss on disposal of assets, net in the consolidated statements of comprehensive income. The assets sold were included in assets held for sale as of January 1, 2019.
8. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. As of June 18, 2019, one-month LIBOR was 2.44%. During the twelve and twenty-four weeks ended June 18, 2019, the Company received payments totaling approximately $0.1 million and $0.2 million, respectively, related to the 2016 Interest Rate Cap Agreement. During the period from July 1, 2016 through June 18, 2019, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the twenty-four weeks ended June 18, 2019.
During the twelve weeks and twenty-four weeks ended June 18, 2019, the Company reclassified approximately $37,000 and $0.1 million, respectively, of interest expense related to the hedges of these transactions into earnings. As of June 18, 2019, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at June 18, 2019 remain constant, $0.2 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 9 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.2 million is expected to be reclassified into interest expense over the next 9 months.
The effective portion of the 2016 Interest Rate Cap Agreement through June 18, 2019 was included in accumulated other comprehensive income.
9. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of June 18, 2019 and January 1, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.1 million and $0.5 million at June 18, 2019 and January 1, 2019, respectively, and is included in other assets in the consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of June 18, 2019 and January 1, 2019 were as follows (in thousands):

	June 18, 2019 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$127	$—	$127	$—
Total assets measured at fair value	$127	$—	$127	$—

	January 1, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$499	$—	$499	$—
Total assets measured at fair value	$499	$—	$499	$—
10. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	June 18, 2019	January 1, 2019
Employee compensation and related items	$10,746	$12,888
Accrued sales tax	5,654	3,952
Accrued insurance	5,412	5,664
Accrued property and equipment purchases	4,177	3,196
Accrued advertising	2,079	1,578
Accrued real property tax	1,651	1,420
Other	5,375	6,087
	$35,094	$34,785

On January 2, 2019, the first day of Fiscal 2019, the Company reclassified $0.4 million of current restaurant closure liabilities to operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).

A summary of other non-current liabilities follows (in thousands):

	June 18, 2019	January 1, 2019
Insurance reserves	9,190	8,794
Deferred development and initial franchise fees	3,164	2,742
Deferred gift card income	798	1,290
Unearned trade discount, non-current	549	739
Unfavorable lease liabilities	—	11,975
Deferred rent liability	—	4,594
Restaurant closure liability	24	1,788
Other	1,611	930
	$15,336	$32,852

On January 2, 2019, the first day of Fiscal 2019, the Company reclassified $12.0 million of unfavorable lease liabilities, $4.6 million of deferred rent liabilities and $1.8 million of restaurant closure liabilities to the respective operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).
11. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At June 18, 2019, there were 803,701 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.7 million and $1.4 million for the twelve weeks ended June 18, 2019 and June 19, 2018, respectively and $3.3 million and $2.6 million for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of June 18, 2019 and changes during the period from January 1, 2019 through June 18, 2019 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	1,234,531	$12.87
Granted	113,853	10.56
Vested	(69,749)	11.62
Nonvested at June 18, 2019	1,278,635	$12.73
For both the twenty-four weeks ended June 18, 2019 and June 19, 2018, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 13,172 and 9,892 shares withheld, respectively. As of June 18, 2019, there was $8.6 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.1 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Stock Options
A summary of stock option activity as of June 18, 2019 and changes during the period from January 1, 2019 through June 18, 2019 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 1, 2019	453,250	$11.74	5.0	$77
Granted	5,000	10.43
Exercised	(3,000)	10.40
Forfeited/Expired	(13,500)	12.49
Options outstanding at June 18, 2019	441,750	$11.71	4.5	$361
Options exercisable at June 18, 2019	187,496	$10.60	3.7	$220
Options exercisable and expected to vest at June 18, 2019	409,301	$11.58	4.4	$353
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 1, 2019 and June 18, 2019, respectively.
As of June 18, 2019, there was $0.5 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.0 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 18, 2019, the Company repurchased (1) 303,607 shares of common stock for an average price per share of $10.05 for an aggregate cost of approximately $3.1 million, including incremental direct costs to acquire the shares, and (2) 6,186 warrants for an average price per warrant of $1.30 for an aggregate cost of approximately $8,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 18, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of June 18, 2019. As of June 18, 2019, there was approximately $22.3 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
13. Earnings Per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders for the period by the weighted average number of common shares outstanding for the period. In computing diluted income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock and common stock options.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		24 Weeks Ended
	June 18, 2019	June 19, 2018	June 18, 2019	June 19, 2018
Numerator:
Net income	$2,092	$4,210	$3,517	$7,439
Denominator:
Weighted-average shares outstanding - basic	36,821,728	38,299,483	36,988,853	38,370,595
Dilutive effect of unvested restricted stock	254,317	321,331	221,626	318,329
Dilutive effect of stock options	7,754	5,875	4,580	13,427
Dilutive effect of warrants	—	17,184	—	235,755
Weighted-average shares outstanding - diluted	37,083,799	38,643,873	37,215,059	38,938,106
Net income per share - basic	$0.06	$0.11	$0.10	$0.19
Net income per share - diluted	$0.06	$0.11	$0.09	$0.19
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	5,865,601	143,226	6,205,932	125,577
14. Income Taxes
The effective income tax rates were 27.7% and 27.3% for the twelve weeks ended June 18, 2019 and June 19, 2018, respectively. The provision for income taxes was $0.8 million and $1.6 million for the twelve weeks ended June 18, 2019 and June 19, 2018, respectively. The effective income tax rates were 27.8% and 27.2% for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively. The provision for income taxes was $1.4 million and $2.8 million for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively.
The income tax expense for the twelve weeks ended June 18, 2019 is driven by the estimated effective income tax rate of 27.7% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended June 19, 2018 is driven by the estimated effective income tax rate of 27.3% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
The income tax expense for the twenty-four weeks ended June 18, 2019 is driven by the estimated effective income tax rate of 27.8% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twenty-four weeks ended June 19, 2018 is driven by the estimated effective income tax rate of 27.2% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of June 18, 2019 and January 1, 2019 is required.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of June 18, 2019, are approximately $47.6 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 18, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. Del Taco has several defenses to the action that it believes could prevent a finding of liability in the case. Legal proceedings are inherently unpredictable, and Del Taco is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, Del Taco does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on Del Taco’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 18, 2019.
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

PART I. FINANCIAL INFORMATION
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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of June 18, 2019, we have 583 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.72 during Fiscal 2018, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Second Quarter 2019 Highlights
Our second quarter 2019 results and highlights include the following:

•
Total revenues increased 3.1% for the twelve weeks ended June 18, 2019 to $121.5 million compared to $117.8 million for the twelve weeks ended June 19, 2018 primarily due to growth in company-operated and franchise-operated same store sales and additional franchise-operated restaurants open during 2019 compared to 2018. Total revenues increased 2.3% for the twenty-four weeks ended June 18, 2019 to $235.7 million compared to $230.4 million for the twenty-four weeks ended June 19, 2018 primarily due to growth in company-operated and franchise-operated same store sales and additional franchise-operated restaurants open during 2019 compared to 2018.

•
During the twelve weeks ended June 18, 2019, we opened one new company-operated restaurant and two new franchise-operated restaurants, and closed three company-operated restaurants. During the twenty-four weeks ended June 18, 2019, we opened one new company-operated restaurant and six new franchise-operated restaurants, purchased three franchise-operated restaurants, sold 13 company-operated restaurants to franchisees and closed three company-operated restaurants and one franchise-operated restaurant. During the twelve weeks ended June 19, 2018, we opened one new company-operated restaurant and one new franchise-operated restaurant and closed one company-operated restaurant and one franchise-operated restaurant. During the twenty-four weeks ended June 19, 2018, we opened a total of four new company-operated restaurants and one new franchise-operated restaurant and closed one company-operated restaurant and two franchise-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and twenty-four weeks ended June 18, 2019 and June 19, 2018:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2019	June 19, 2018	June 18, 2019	June 19, 2018
Company-operated same store sales	1.7%	2.5%	0.6%	2.6%
Franchise-operated same store sales	2.8%	4.2%	1.7%	4.7%
System-wide same store sales	2.2%	3.3%	1.1%	3.5%
The increase in company-operated same store sales in the twelve weeks ended June 18, 2019 was comprised of an increase in average check size of 4.2% partially offset by a decrease in traffic of 2.5% compared to the twelve weeks ended June 19, 2018. The increase in company-operated same store sales in the twelve weeks ended June 19, 2018 was driven by an increase in average check size of 3.7% offset by a decrease in traffic of 1.2% compared to the twelve weeks ended June 20, 2017.
The increase in company-operated same store sales in the twenty-four weeks ended June 18, 2019 was comprised of an increase in average check size of 4.6% mostly offset by a decrease in traffic of 4.0% compared to the twenty-four weeks ended June 19, 2018. The increase in company-operated same store sales in the twenty-four weeks ended June 19, 2018 was driven by an increase in average check size of 3.2% offset by a decrease in traffic of 0.6% compared to the twenty-four weeks ended June 20, 2017.

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and twenty-four weeks ended June 18, 2019 and June 19, 2018, are as follows:

	12 Weeks Ended		24 Weeks Ended
	June 18, 2019	June 19, 2018	June 18, 2019	June 19, 2018
Company-operated restaurant activity:
Beginning of period	312	315	322	312
Openings	1	1	1	4
Closures	(3)	(1)	(3)	(1)
Purchased from franchisees	—	—	3	—
Sold to franchisees	—	—	(13)	—
Restaurants at end of period	310	315	310	315
Franchise-operated restaurant activity:
Beginning of period	271	251	258	252
Openings	2	1	6	1
Closures	—	(1)	(1)	(2)
Purchased from Company	—	—	13	—
Sold to Company	—	—	(3)	—
Restaurants at end of period	273	251	273	251
Total restaurant activity:
Beginning of period	583	566	580	564
Openings	3	2	7	5
Closures	(3)	(2)	(4)	(3)
Restaurants at end of period	583	566	583	566

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

Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of June 18, 2019 and June 19, 2018, there were 288 and 292 restaurants, respectively, in the comparable company-operated restaurant base. As of June 18, 2019 and June 19, 2018, there were 253 and 241 restaurants, respectively in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended June 18, 2019 and Twelve Weeks Ended June 19, 2018
The following table presents operating results for the twelve weeks ended June 18, 2019 and twelve weeks ended June 19, 2018, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	June 18, 2019			June 19, 2018			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$112,180	92.4%		$109,800	93.2%		$2,380	2.2%
Franchise revenue	4,638	3.8		4,149	3.5		489	11.8
Franchise advertising contributions	3,459	2.8		3,136	2.7		323	10.3
Franchise sublease and other income	1,183	1.0		728	0.6		455	62.5
Total revenue	121,460	100.0		117,813	100.0		3,647	3.1
Operating expenses
Restaurant operating expenses:
Food and paper costs	30,855	27.5	(1)	30,082	27.4	(1)	773	2.6
Labor and related expenses	36,338	32.4	(1)	35,422	32.3	(1)	916	2.6
Occupancy and other operating expenses	23,703	21.1	(1)	22,627	20.6	(1)	1,076	4.8
Total restaurant operating expenses	90,896	81.0	(1)	88,131	80.3	(1)	2,765	3.1
General and administrative	10,849	8.9		10,321	8.8		528	5.1
Franchise advertising expenses	3,459	2.8		3,136	2.7		323	10.3
Depreciation and amortization	5,813	4.8		5,847	5.0		(34)	(0.6)
Occupancy and other-franchise subleases and other	993	0.8		651	0.6		342	52.5
Pre-opening costs	155	0.1		199	0.2		(44)	(22.1)
Impairment of long-lived assets	3,694	3.0		1,661	1.4		2,033	122.4
Restaurant closure charges, net	490	0.4		(24)	*		514	*
Loss on disposal of assets, net	594	0.5		87	0.1		507	*
Total operating expenses	116,943	96.3		110,009	93.4		6,934	6.3
Income from operations	4,517	3.7		7,804	6.6		(3,287)	(42.1)
Other expense
Interest expense	1,722	1.4		2,012	1.7		(290)	(14.4)
Other income	(97)	(0.1)		—	—		(97)	*
Total other expense	1,625	1.3		2,012	1.7		(387)	(19.2)
Income from operations before provision for income taxes	2,892	2.4		5,792	4.9		(2,900)	(50.1)
Provision for income taxes	800	0.7		1,582	1.3		(782)	(49.4)
Net income	$2,092	1.7%		$4,210	3.6%		$(2,118)	(50.3)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful
 Company Restaurant Sales
Company restaurant sales increased $2.4 million, or 2.2%, for the twelve weeks ended June 18, 2019, primarily due to an increase in company-operated same store sales of 1.7%. The increase in company-operated same store sales was the result of average check size growth of 4.2% partially offset by a decrease in traffic of 2.5%.

Franchise Revenue
Franchise revenue increased $0.5 million, or 11.8%, for the twelve weeks ended June 18, 2019, primarily due to an increase in franchise-operated same store sales of 2.8% as well as additional restaurants open during 2019 compared to 2018.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.3 million, or 10.3%, for the twelve weeks ended June 18, 2019 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.5 million, or 62.5%, for the twelve weeks ended June 18, 2019, primarily due to sublease income related to the sale of thirteen company-operated restaurant to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate and sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs increased $0.8 million, or 2.6% for the twelve weeks ended June 18, 2019 due to modest commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.5% for the twelve weeks ended June 18, 2019 compared to 27.4% for the twelve weeks ended June 19, 2018. This percentage increase was the result of menu price increases mostly offset by modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $0.9 million, or 2.6% for the twelve weeks ended June 18, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2019, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, group health insurance expense and lower payroll taxes. As a percentage of company restaurant sales, labor and related expenses were 32.4% for the twelve weeks ended June 18, 2019 compared to 32.3% for the twelve weeks ended June 19, 2018. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above, mostly offset by the impact of menu price increases, lower group health insurance expense, reduced workers compensation expense and lower payroll taxes.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $1.1 million, or 4.8% for the twelve weeks ended June 18, 2019, primarily due to increased occupancy costs including impact from the adoption of Topic 842 as well as increased repairs, maintenance, supplies and services, partially offset by reduced utilities. As a percentage of company restaurant sales, occupancy and other operating expenses were 21.1% for the twelve weeks ended June 18, 2019 compared to 20.6% for the twelve weeks ended June 19, 2018. This percentage increase resulted primarily from the aforementioned increased occupancy costs (including the adoption of Topic 842).

General and Administrative Expenses
General and administrative expenses increased $0.5 million, or 5.1% for the twelve weeks ended June 18, 2019 compared to the twelve weeks ended June 19, 2018, primarily due to increased stock-based compensation. As a percentage of total revenue, general and administrative expense was 8.9% for the twelve weeks ended June 18, 2019 compared to 8.8% for the twelve weeks ended June 19, 2018. The increase as a percent of total revenue was primarily due to the increase in stock-based compensation and general inflationary trends mostly offset by the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.3 million, or 10.3% for the twelve weeks ended June 18, 2019 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.

Depreciation and Amortization
Depreciation and amortization expenses remained consistent at $5.8 million for both the twelve weeks ended June 18, 2019 and the twelve weeks ended June 19, 2018. As a percentage of total revenue, depreciation and amortization expenses was 4.8% for the twelve weeks ended June 18, 2019 compared to 5.0% for the twelve weeks ended June 19, 2018 reflecting a reduction from the adoption of Topic 842 Leases (which changed the accounting for deemed landlord assets) partially offset by increased depreciation from the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $1.0 million and $0.7 million for the twelve weeks ended June 18, 2019 and June 19, 2018, respectively. The increase is primarily due to sublease expense related to the sale of thirteen company-operated restaurants to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs remained consistent at $0.2 million for both the twelve weeks ended June 18, 2019 and June 19, 2018, respectively.
Impairment of Long-Lived Assets
We recorded impairment charges of $3.7 million during the twelve weeks ended June 18, 2019 related to our evaluation of long-lived assets underlying two restaurants, in California and Nevada, which had indicators of impairment. We recorded impairment charges of $1.7 million during the twelve weeks ended June 19, 2018 related to our evaluation of long-lived assets underlying two restaurants, in California and Georgia, which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $0.5 million for the twelve weeks ended June 18, 2019 compared to approximately $(24,000) for the twelve weeks ended June 19, 2018. The current quarter activity primarily includes rent expense, non lease executory costs and other direct costs associated with previously closed restaurants. The twelve weeks ended June 19, 2018 includes sublease income from leases which were previously treated as deemed landlord financing prior to the adoption of Topic 842 Leases, partially offset by accretion expense.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.6 million and $0.1 million for the twelve weeks ended June 18, 2019 and June 19, 2018, respectively. Current year net loss on disposal of assets primarily related to the closure of three company-operated restaurants, the replacement of certain restaurant equipment, and a loss on one sale-leaseback transaction. Prior year net loss on disposal of assets was primarily related to the closure of one company-operated restaurant.
Interest Expense
Interest expense was $1.7 million and $2.0 million for the twelve weeks ended June 18, 2019 and June 19, 2018, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for our deemed landlord financing restaurants), partially offset by an increase in interest rates and a slightly higher level of debt outstanding compared to the prior year.
Other Income
Other income was $0.1 million for the twelve weeks ended June 18, 2019 and consists of insurance proceeds related to a fire at a company-operated restaurant. There was no other income for the twelve weeks ended June 19, 2018.

Provision for Income Taxes
The effective income tax rates were 27.7% for the twelve weeks ended June 18, 2019 compared to 27.3% for the twelve weeks ended June 19, 2018. The provision for income taxes was $0.8 million for the twelve weeks ended June 18, 2019 and $1.6 million for the twelve weeks ended June 19, 2018. The income tax expense related to the twelve weeks ended June 18, 2019 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended June 19, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Twenty-Four Weeks Ended June 18, 2019 and Twenty-Four Weeks Ended June 19, 2018
The following table presents operating results for the twenty-four weeks ended June 18, 2019 and twenty-four weeks ended June 19, 2018, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	24 Weeks Ended
	June 18, 2019			June 19, 2018			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$218,083	92.5%		$214,909	93.3%		$3,174	1.5%
Franchise revenue	8,703	3.7		7,941	3.5		762	9.6
Franchise advertising contributions	6,590	2.8		6,072	2.6		518	8.5
Franchise sublease and other income	2,281	1.0		1,445	0.6		836	57.9
Total revenue	235,657	100.0		230,367	100.0		5,290	2.3
Operating expenses
Restaurant operating expenses:
Food and paper costs	59,673	27.4	(1)	59,055	27.5	(1)	618	1.0
Labor and related expenses	72,238	33.1	(1)	70,240	32.7	(1)	1,998	2.8
Occupancy and other operating expenses	48,136	22.1	(1)	44,613	20.8	(1)	3,523	7.9
Total restaurant operating expenses	180,047	82.6	(1)	173,908	80.9	(1)	6,139	3.5
General and administrative	21,314	9.0		20,750	9.0		564	2.7
Franchise advertising expenses	6,590	2.8		6,072	2.6		518	8.5
Depreciation and amortization	11,720	5.0		11,761	5.1		(41)	(0.3)
Occupancy and other-franchise subleases and other	1,847	0.8		1,289	0.6		558	43.3
Pre-opening costs	255	0.1		641	0.3		(386)	(60.2)
Impairment of long-lived assets	3,694	1.6		1,661	0.7		2,033	122.4
Restaurant closure charges, net	1,130	0.5		(37)	*		1,167	*
Loss on disposal of assets, net	884	0.4		180	0.1		704	*
Total operating expenses	227,481	96.5		216,225	93.9		11,256	5.2
Income from operations	8,176	3.5		14,142	6.1		(5,966)	(42.2)
Other expense
Interest expense	3,506	1.5		3,922	1.7		(416)	(10.6)
Other income	(201)	(0.1)		—	—		(201)	*
Total other expense	3,305	1.4		3,922	1.7		(617)	(15.7)
Income from operations before provision for income taxes	4,871	2.1		10,220	4.4		(5,349)	(52.3)
Provision for income taxes	1,354	0.6		2,781	1.2		(1,427)	(51.3)
Net income	$3,517	1.5%		$7,439	3.2%		$(3,922)	(52.7)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $3.2 million, or 1.5%, for the twenty-four weeks ended June 18, 2019, primarily due to the increase in same store sales of 0.6% as well as additional restaurants open during 2019 compared to 2018. The increase in company-operated same store sales was the result of average check size growth of 4.6% offset by a decrease in traffic of 4.0%.
Franchise Revenue
Franchise revenue increased $0.8 million, or 9.6%, for the twenty-four weeks ended June 18, 2019, primarily due to an increase in franchise-operated same store sales of 1.7% as well as additional restaurants open during 2019 compared to 2018.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.5 million, or 8.5%, for the twenty-four weeks ended June 18, 2019 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.8 million, or 57.9%, for the twenty-four weeks ended June 18, 2019, primarily due to sublease income related to the sale of thirteen company-operated restaurant to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate and sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs increased $0.6 million, or 1.0% for the twenty-four weeks ended June 18, 2019 due to modest commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.4% for the twenty-four weeks ended June 18, 2019 compared to 27.5% for the twenty-four weeks ended June 19, 2018. This percentage decrease was the result of menu price increases mostly offset by modest commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $2.0 million, or 2.8% for the twenty-four weeks ended June 18, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2019, partially offset by lower payroll taxes, a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, and lower group health insurance expense. As a percentage of company restaurant sales, labor and related expenses were 33.1% for the twenty-four weeks ended June 18, 2019 compared to 32.7% for the twenty-four weeks ended June 19, 2018. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above, partially offset by the impact of menu price increases, lower group health insurance expense, reduced workers compensation expense and lower payroll taxes.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.5 million, or 7.9% for the twenty-four weeks ended June 18, 2019, primarily due to increased occupancy including the impact from the adoption of Topic 842, as well as increased repairs, maintenance, supplies and services, insurance and credit and debit card processing expenses. As a percentage of company restaurant sales, occupancy and other operating expenses were 22.1% for the twenty-four weeks ended June 18, 2019 compared to 20.8% for the twenty-four weeks ended June 19, 2018. This percentage increase resulted primarily from increased occupancy costs (including the adoption of Topic 842), as well as increased repairs, maintenance, supplies and services, insurance and credit and debit card processing expenses discussed above.

General and Administrative Expenses
General and administrative expenses increased $0.6 million, or 2.7% for the twenty-four weeks ended June 18, 2019 compared to the twenty-four weeks ended June 19, 2018, primarily due to increased stock-based compensation and general inflationary trends, partially offset by a reduction in management incentive compensation. As a percentage of total revenue, general and administrative expense remained consistent at 9.0% for the twenty-four weeks ended June 18, 2019 compared the twenty-four weeks ended June 19, 2018 as the increases discussed above were approximately offset by the growth in total revenue.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.5 million, or 8.5% for the twenty-four weeks ended June 18, 2019 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses was $11.7 million for the twenty-four weeks ended June 18, 2019 and $11.8 million the twenty-four weeks ended June 19, 2018. As a percentage of total revenue, depreciation and amortization expenses was 5.0% for the twenty-four weeks ended June 18, 2019 compared to 5.1% for the twenty-four weeks ended June 19, 2018 reflecting a reduction from the adoption of Topic 842 Leases (which changed the accounting for deemed landlord assets), partially offset by increased depreciation from the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $1.8 million and $1.3 million for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively. The increase is primarily due to sublease expense related to the sale of thirteen company-operated restaurants to franchisees during the twenty-four weeks ended June 18, 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs were $0.3 million and $0.6 million for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively. The reduction was due to a reduced level of pre-opening activity compared to last year.
Impairment of Long-Lived Assets
We recorded impairment charges of $3.7 million during the twenty-four weeks ended June 18, 2019 related to our evaluation of long-lived assets underlying two restaurants, in California and Nevada, which had indicators of impairment. We recorded impairment charges of $1.7 million during the twenty-four weeks ended June 19, 2018 related to our evaluation of long-lived assets underlying two restaurants, in California and Georgia, which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $1.1 million for the twenty-four weeks ended June 18, 2019 compared to approximately $(37,000) for the twenty-four weeks ended June 19, 2018. The current year activity primarily includes rent expense, non lease executory costs and other direct costs associated with previously closed restaurants. The twenty-four weeks ended June 19, 2018 includes sublease income from leases which were treated as deemed landlord financing, partially offset by accretion expense.
Loss on Disposal of Assets, Net
Loss on disposal of assets, net was $0.9 million and $0.2 million for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively. Current year net loss on disposal of assets primarily related to the closure of three company-operated restaurants, the replacement of certain restaurant equipment, losses on the sale of thirteen company-operated restaurants and losses on three sale-leaseback transactions. Prior year net loss on disposal of assets was primarily related to the closure of one company-operated restaurant and the write-off of leasehold improvements associated with two temporary company-operated restaurant closures, mostly offset by insurance recovery and a gain on the disposal of assets.
Interest Expense
Interest expense was $3.5 million and $3.9 million for the twenty-four weeks ended June 18, 2019 and June 19, 2018, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for our deemed landlord financing restaurants), partially offset by an increase in interest rates and a slightly higher level of debt outstanding compared to the prior year.

Other Income
Other income was $0.2 million for the twenty-four weeks ended June 18, 2019 and consists of insurance proceeds related to a fire at a company-operated restaurant. There was no other income for the twenty-four weeks ended June 19, 2018.
Provision for Income Taxes
The effective income tax rates were 27.8% for the twenty-four weeks ended June 18, 2019 compared to 27.2% for the twenty-four weeks ended June 19, 2018. The provision for income taxes was $1.4 million for the twenty-four weeks ended June 18, 2019 and $2.8 million for the twenty-four weeks ended June 19, 2018. The income tax expense related to the twenty-four weeks ended June 18, 2019 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twenty-four weeks ended June 19, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $5.3 million at June 18, 2019 and available borrowing capacity of $87.7 million at June 18, 2019 will be adequate to fund debt service requirements, operating and finance lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	24 Weeks Ended
	June 18, 2019	June 19, 2018
Net cash provided by (used in)
Operating activities	$25,795	$29,723
Investing activities	(7,005)	(17,674)
Financing activities	(20,693)	(5,462)
Net (decrease) increase in cash	$(1,903)	$6,587
Cash Flows Provided by Operating Activities
In the twenty-four weeks ended June 18, 2019, cash flows provided by operating activities were $25.8 million. The cash flows provided by operating activities resulted from net income of $3.5 million, non-cash adjustments for asset depreciation and amortization of $12.0 million, amortization of operating lease assets of $9.9 million, stock-based compensation of $3.2 million, impairment of long-lived assets of $3.7 million, restaurant closure charges of $0.1 million and a loss on disposal of assets of $0.9 million, partially offset by deferred income taxes of $0.1 million and net working capital requirements of $7.4 million.
In the twenty-four weeks ended June 19, 2018, cash flows provided by operating activities were $29.7 million. The cash flows provided by operating activities resulted from net income of $7.4 million, non-cash adjustments for asset depreciation and amortization of $11.7 million, stock-based compensation of $2.6 million, deferred income taxes of $0.5 million, restaurant closure costs of $0.1 million, a loss on disposal of assets of $0.2 million, impairment of long-lived assets of $1.7 million and net working capital requirements of $5.5 million.
Cash Flows Provided by Investing Activities
In the twenty-four weeks ended June 18, 2019, cash flows used in investing activities were $7.0 million, which were primarily the result of purchase of property and equipment and other assets of $18.7 million and the acquisition of three franchise-operated restaurants for $3.1 million, partially offset by proceeds from the disposal of property and equipment of $12.7 million and proceeds from the sale of thirteen company-operated restaurants of $2.1 million.

In the twenty-four weeks ended June 19, 2018, cash flows used in investing activities were $17.7 million, which were primarily the result of the purchase of property and equipment and other assets of $18.3 million, partially offset by proceeds from the disposal of property and equipment of $0.6 million.
Cash Flows Used in Financing Activities
In the twenty-four weeks ended June 18, 2019, cash flows used in financing activities were $20.7 million. The cash flows used in financing activities were primarily the result of the repurchase of 574,481 shares of our common stock and 846,441 warrants for an aggregate purchase price of $7.4 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on finance leases totaling $0.2 million, partially offset by proceeds from exercise of stock options of $31,000. In addition, during the twelve weeks ended June 18, 2019, we borrowed $14.0 million on the revolving credit facility and made payments of $27.0 million on the revolving credit facility.
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
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of June 18, 2019.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At June 18, 2019, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 4.2%. As of June 18, 2019 there were $146.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $16.3 million. Unused borrowing capacity at June 18, 2019 was $87.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable percentage. As of June 18, 2019, one-month LIBOR was 2.44%. During the twenty-four weeks ended June 18, 2019, the Company received payments of approximately $0.2 million related to the 2016 Interest Rate Cap Agreement.

Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 18, 2019, we repurchased (1) 303,607 shares of common stock for an average purchase price per share of $10.05 for an aggregate cost of approximately $3.1 million, including incremental direct costs to acquire the shares, and (2) 6,186 warrants for an average price per warrant of $1.30 for an aggregate cost of approximately $8,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 18, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of June 18, 2019, there was approximately $22.3 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 18, 2019	June 19, 2018	June 18, 2019	June 19, 2018
Company restaurant sales	$112,180	$109,800	$218,083	$214,909
Restaurant operating expenses	90,896	88,131	180,047	173,908
Restaurant contribution	$21,284	$21,669	$38,036	$41,001
Restaurant contribution margin	19.0%	19.7%	17.4%	19.1%
The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 18, 2019	June 19, 2018	June 18, 2019	June 19, 2018
Net income	$2,092	$4,210	$3,517	$7,439
Non-GAAP adjustments:
Provision for income taxes	800	1,582	1,354	2,781
Interest expense	1,722	2,012	3,506	3,922
Depreciation and amortization	5,813	5,847	11,720	11,761
EBITDA	10,427	13,651	20,097	25,903
Stock-based compensation expense (a)	1,676	1,360	3,253	2,634
Loss on disposal of assets, net (b)	594	87	884	180
Restaurant closure charges, net (c)	490	(24)	1,130	(37)
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(23)	(132)	63	(250)
Pre-opening costs (e)	155	199	255	641
Impairment of long-lived assets (f)	3,694	1,661	3,694	1,661
Other income (g)	(97)	—	(201)	—
Sublease income for closed restaurants (h)	(180)	—	(381)
Adjusted EBITDA	$16,736	$16,802	$28,794	$30,732

(a)	Includes non-cash, stock-based compensation.

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

(f)	Includes costs related to impairment of long-lived assets.

(g)	Other income consists of insurance proceeds related to a fire at two company-operated restaurants.

(h)	Includes other sublease income related to closed restaurants that have been subleased to third parties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements.” As of June 18, 2019, we had outstanding variable rate borrowings of $146.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 in 2018, increased to $12.00 in 2019 and will then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 331 restaurants in California of which 215 are company-operated and 116 are franchise-operated (does not include those restaurants in special jurisdictions noted below).
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, increased to $11.00 per hour in 2019 and will increase to $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted 3 company-operated restaurants and 35 franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019 filed with the SEC on March 18, 2019. There have been no material changes in any of our critical accounting policies during the twelve week period ended June 18, 2019, except as described in Note 2 of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
During the twelve weeks ended June 18, 2019 we continue to evaluate processes as we begin to develop and refine post-implementation controls to ensure adequate evaluation of our contracts and proper assessment of the impact due to the new lease accounting standard on our financial statements as adopted on January 2, 2019.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended June 18, 2019, the Company repurchased (1) 303,607 shares of common stock for an average price per share of $10.05 for an aggregate cost of approximately $3.1 million, including incremental direct costs to acquire the shares, and (2) 6,186 warrants for an average price per warrant of $1.30 for an aggregate cost of approximately $8,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 18, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of June 18, 2019. As of June 18, 2019, there was approximately $22.3 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended June 18, 2019. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)		(b)		(c)		(d)
	Total number of shares/warrants purchased		Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock	Warrants
March 27, 2019 - April 23, 2019	226,829	4,613	$10.11	$1.34	226,829	4,613	$23,065,863
April 24, 2019 - May 21, 2019	76,778	1,573	$9.87	$1.18	76,778	1,573	$22,306,208
May 22, 2019 - June 18, 2019	—	—	$—	$—	—	—	$22,306,208
Total	303,607	6,186			303,607	6,186	$22,306,208

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: July 29, 2019

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)

25