Form 10-Q
period 2019-09-10
Del Taco Restaurants, Inc.
filed 2019-10-21
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 10, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 18, 2019, there were 37,059,202 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 10, 2019 (Unaudited) and January 1, 2019	3
Unaudited Consolidated Statements of Comprehensive (Loss) Income for the Twelve and Thirty-Six Weeks Ended September 10, 2019 and the Twelve and Thirty-Six Weeks Ended September 11, 2018	4
Unaudited Consolidated Statements of Shareholders' Equity for the Twelve and Thirty-Six weeks ended September 10, 2019 and the Twelve and Thirty-Six weeks ended September 11, 2018	5
Unaudited Consolidated Statements of Cash Flows for the Thirty-Six Weeks Ended September 10, 2019 and the Thirty-Six Weeks Ended September 11, 2018	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	45
Item 4. Control and Procedures	47

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6. Exhibits	49

Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 10, 2019	January 1, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$8,568	$7,153
Accounts and other receivables, net	2,980	3,167
Inventories	2,877	2,932
Prepaid expenses and other current assets	3,457	4,935
Assets held for sale	14,260	14,794
Total current assets	32,142	32,981
Property and equipment, net	148,903	161,429
Operating lease right-of-use assets	232,935	—
Goodwill	310,989	321,531
Trademarks	220,300	220,300
Intangible assets, net	11,049	18,507
Other assets, net	3,918	4,208
Total assets	$960,236	$758,956
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,749	$19,877
Other accrued liabilities	38,286	34,785
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	363	1,033
Current portion of operating lease liabilities	18,800	—
Total current liabilities	78,198	55,695
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	150,601	178,664
Operating lease liabilities, excluding current portion	231,002	—
Deferred income taxes	71,290	69,471
Other non-current liabilities	14,631	32,852
Total liabilities	545,722	336,682
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,059,202 shares issued and outstanding at September 10, 2019; 37,305,342 shares issued and outstanding at January 1, 2019	4	4
Additional paid-in capital	331,687	336,941
Accumulated other comprehensive (loss) income	(86)	180
Retained earnings	82,909	85,149
Total shareholders’ equity	414,514	422,274
Total liabilities and shareholders’ equity	$960,236	$758,956
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Revenue:
Company restaurant sales	$111,059	$109,559	$329,142	$324,468
Franchise revenue	4,490	4,308	13,193	12,249
Franchise advertising contributions	3,458	3,155	10,048	9,227
Franchise sublease and other income	1,191	808	3,472	2,253
Total revenue	120,198	117,830	355,855	348,197
Operating expenses:
Restaurant operating expenses:
Food and paper costs	30,761	29,601	90,434	88,656
Labor and related expenses	36,304	35,301	108,542	105,541
Occupancy and other operating expenses	25,386	22,844	73,522	67,457
General and administrative	10,421	9,606	31,735	30,356
Franchise advertising expenses	3,458	3,155	10,048	9,227
Depreciation and amortization	5,941	5,855	17,661	17,616
Occupancy and other - franchise subleases and other	1,011	762	2,858	2,051
Pre-opening costs	465	259	720	900
Impairment of long-lived assets	1,407	—	5,101	1,661
Restaurant closure charges, net	588	672	1,718	635
Loss on disposal of assets and adjustments to assets held for sale, net	7,906	580	8,790	760
Total operating expenses	123,648	108,635	351,129	324,860
(Loss) income from operations	(3,450)	9,195	4,726	23,337
Other expense (income), net
Interest expense	1,663	2,062	5,169	5,984
Other income	—	(523)	(201)	(523)
Total other expense, net	1,663	1,539	4,968	5,461
(Loss) income from operations before provision for income taxes	(5,113)	7,656	(242)	17,876
Provision for income taxes	2,556	1,782	3,910	4,563
Net (loss) income	(7,669)	5,874	(4,152)	13,313
Other comprehensive (loss) income:
Change in fair value of interest rate cap, net of tax	(75)	23	(345)	312
Reclassification of interest rate cap amortization included in net income, net of tax	32	15	79	31
Total other comprehensive (loss) income, net	(43)	38	(266)	343
Comprehensive (loss) income	$(7,712)	$5,912	$(4,418)	$13,656
(Loss) earnings per share:
Basic	$(0.21)	$0.15	$(0.11)	$0.35
Diluted	$(0.21)	$0.15	$(0.11)	$0.34
Weighted-average shares outstanding
Basic	37,023,287	38,191,335	37,000,331	38,310,842
Diluted	37,023,287	39,391,284	37,000,331	39,108,573
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at January 1, 2019	$—	37,305,342	$4	$336,941	$180	$85,149	$422,274
Adjustment for adoption of new lease standard, net of tax	—	—	—	—	—	1,912	1,912
Net income	—	—	—	—	—	1,425	1,425
Other comprehensive loss, net of tax	—	—	—	—	(118)	—	(118)
Comprehensive income							1,307
Stock-based compensation	—	—	—	1,577	—	—	1,577
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	13,172	—	(84)	—	—	(84)
Exercise of stock options	—	1,500	—	16	—	—	16
Repurchase of common stocks and warrants	—	(270,874)	—	(4,306)	—	—	(4,306)
Balance at March 26, 2019	—	37,049,140	4	334,144	62	88,486	422,696
Net income	—	—	—	—	—	2,092	2,092
Other comprehensive loss, net of tax	—	—	—	—	(105)	—	(105)
Comprehensive income							1,987
Stock-based compensation	—	—	—	1,677	—	—	1,677
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	48,499	—	—	—	—	—
Exercise of stock options	—	1,500	—	15	—	—	15
Repurchase of common stocks and warrants	—	(303,607)	—	(3,067)	—	—	(3,067)
Balance at June 18, 2019	—	36,795,532	4	332,769	(43)	90,578	423,308
Net loss	—	—	—	—	—	(7,669)	(7,669)
Other comprehensive loss, net of tax	—	—	—	—	(43)	—	(43)
Comprehensive loss							(7,712)
Stock-based compensation	—	—	—	1,347	—	—	1,347
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	254,670	—	(2,518)	—	—	(2,518)
Exercise of stock options	—	9,000	—	89	—	—	89
Repurchase of common stocks and warrants	—	—	—	—	—	—	—
Balance at September 10, 2019	$—	37,059,202	$4	$331,687	$(86)	$82,909	$414,514

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Retained	Shareholders’
	Stock	Shares	Amount	Capital	Income	Earnings	Equity
Balance at January 2, 2018	$—	38,434,274	$4	$349,334	$14	$66,897	$416,249
Adjustment for adoption of new revenue recognition standard, net of tax						(707)	(707)
Net income	—	—	—	—	—	3,229	3,229
Other comprehensive income, net of tax	—	—	—	—	180	—	180
Comprehensive income							3,409
Stock-based compensation	—	—	—	1,274	—	—	1,274
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	9,892	—	(79)	—	—	(79)
Exercise of stock options	—	4,750	—	48	—	—	48
Repurchase of common stocks and warrants	—	—	—	(34)	—	—	(34)
Balance at March 27, 2018	—	38,448,916	4	350,543	194	69,419	420,160
Net income	—	—	—	—	—	4,210	4,210
Other comprehensive income, net of tax	—	—	—	—	125	—	125
Comprehensive income							4,335
Stock-based compensation	—	—	—	1,359	—	—	1,359
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	42,570	—	—	—	—	—
Exercise of stock options	—	7,500	—	75	—	—	75
Repurchase of common stocks and warrants	—	(407,821)	—	(4,757)	—	—	(4,757)
Balance at June 19, 2018	—	38,091,165	4	347,220	319	73,629	421,172
Net income	—	—	—	—	—	5,874	5,874
Other comprehensive income, net of tax	—	—	—	—	38	—	38
Comprehensive income							5,912
Stock-based compensation	—	—	—	1,445	—	—	1,445
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	204,927	—	(2,299)	—	—	(2,299)
Exercise of stock options	—	5,750	—	64	—	—	64
Repurchase of common stocks and warrants	—	(235,041)	—	(3,018)	—	—	(3,018)
Balance at September 11, 2018	$—	38,066,801	$4	$343,412	$357	$79,503	$423,276

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	36 Weeks Ended
	September 10, 2019	September 11, 2018
Operating activities
Net (loss) income	$(4,152)	$13,313
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,661	17,616
Amortization of favorable and unfavorable lease assets and liabilities, net	—	(602)
Amortization of deferred financing costs, debt discount and interest rate cap	376	297
Amortization of operating lease assets	14,886	—
Stock-based compensation	4,601	4,079
Impairment of long-lived assets	5,101	1,661
Deferred income taxes	1,210	698
Loss on disposal of assets and adjustments to assets held for sale, net	8,790	760
Restaurant closure charges	118	604
Changes in operating assets and liabilities:
Accounts and other receivables, net	394	263
Inventories	55	116
Prepaid expenses and other current assets	(330)	1,993
Other assets	(124)	9
Accounts payable	1,293	649
Operating lease liabilities	(13,584)	—
Other accrued liabilities	2,307	1,732
Other non-current liabilities	161	1,120
Net cash provided by operating activities	38,763	44,308
Investing activities
Purchases of property and equipment	(28,440)	(30,575)
Proceeds from disposal of property and equipment, net	14,130	1,323
Purchases of other assets	(1,051)	(1,107)
Acquisition of franchisees	(4,833)	(1,841)
Proceeds from sale of company-operated restaurants	2,090	—
Net cash used in investing activities	(18,104)	(32,200)
Financing activities
Repurchase of common stock and warrants	(7,373)	(7,810)
Payment of tax withholding related to restricted stock vesting	(2,602)	(2,378)
Payments on finance leases, other debt and deemed landlord financing	(389)	(1,038)
Proceeds from revolving credit facility	27,000	17,000
Payments on revolving credit facility	(36,000)	(18,000)
Proceeds from exercise of stock options	120	187
Net cash used in financing activities	(19,244)	(12,039)
(Decrease) increase in cash and cash equivalents	1,415	69
Cash and cash equivalents at beginning of period	7,153	6,559
Cash and cash equivalents at end of period	$8,568	$6,628
Supplemental cash flow information:
Cash paid during the period for interest	$4,720	$5,513
Cash paid during the period for income taxes	1,764	675
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$5,768	$3,967
Write-off of accounts and other receivables	21	26
Amortization of interest rate cap into net income, net of tax	79	31
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	(345)	312
Operating lease right-of-use assets obtained in exchange for lease obligations(1)	262,369	—
Finance lease right-of-use assets obtained in exchange for lease obligations(1)	1,185	—
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncement	3,116	—
(1)Amounts for the thirty-six weeks ended September 10, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 10, 2019, there were 312 company-operated and 274 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam. At September 11, 2018, there were 317 company-operated and 250 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2019 is a fifty-two week period ending December 31, 2019. Fiscal year 2018 is a fifty-two week period ended January 1, 2019. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2019, the Company’s accompanying financial statements reflect the twelve weeks ended September 10, 2019. For fiscal year 2018, the Company’s accompanying financial statements reflect the twelve weeks ended September 11, 2018.
Effective January 2, 2019 (the first day of fiscal year 2019), the Company adopted the requirements of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), as discussed below in Note 2, using the modified retrospective method of transition. Current year results have been prepared in accordance with the new standard.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), along with related clarifications and improvements. This guidance results in key changes to lease accounting and aims to bring leases onto balance sheets to give investors, lenders, and other financial statement users a more comprehensive view of a company's long-term financial obligations as well as the assets it owns versus leases. The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted the requirements of the new lease standard effective January 2, 2019, the first day of fiscal year 2019, electing the optional transition method to apply the standard as of the effective date and therefore will not apply the standard to the comparative periods presented in the Company's financial statements. During the process of adoption, the Company made the following elections:

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
During the twelve and thirty-six weeks ended September 10, 2019, the Company recognized approximately $20,000 and $61,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 1, 2019. During the twelve and thirty-six weeks ended September 11, 2018, the Company recognized approximately $12,000 and $40,000, respectively, in franchise revenue related to the amortization of the deferred franchise fees recognized at January 2, 2018.
Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of September 10, 2019 is as follows (in thousands):

FY 2019	$38
FY 2020	120
FY 2021	117
FY 2022	117
FY 2023	114
Thereafter	1,338
Total Deferred Franchise Fees	$1,844
Summary of Significant Accounting Policies
Except for the accounting policies for leases discussed in Note 7, updated as a result of adopting Topic 842, there have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended January 1, 2019, filed with the SEC on March 18, 2019, that have had a material impact on our consolidated financial statements and related notes.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

During the thirty-six weeks ended September 10, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an additional impairment charge totaling $5.1 million related to three restaurants. The Company wrote-off a portion of the operating lease right-of-use assets, furniture, fixtures and equipment and leasehold improvements based on the estimate of future recoverable cash flows. During the thirty-six weeks ended September 11, 2018, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $1.7 million related to two restaurants. The Company wrote-off the value of leasehold improvements and other equipment based on the estimate of future recoverable cash flows.
Restaurant Closure Charges, Net
At September 10, 2019 and January 1, 2019, the restaurant closure liability was $0.1 million and $2.4 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
At January 1, 2019, the restaurant closure liability balance was $0.3 million related to restaurant closures prior to 2015. During the thirty-six weeks ended September 10, 2019, in connection with the adoption of Topic 842, the Company reclassified the $0.3 million restaurant closure liability to offset the respective operating lease right-of-use assets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth fiscal quarter of 2015, the Company closed 12 company-operated restaurants. During the thirty-six weeks ended September 10, 2019, in connection with the adoption of Topic 842, the Company reclassified approximately $1.9 million of the lease related restaurant closure liability to offset the respective operating lease right-of-use assets. A summary of the restaurant closure liability activity for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 1, 2019	$2,092
Reclassified to operating lease right-of-use assets	(1,900)
Cash payments	(192)
Adjustments to estimates based on current activity	118
Balance at September 10, 2019	$118
The current portion of the restaurant closure liability is $0.1 million at September 10, 2019 and $0.5 million at January 1, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is zero and $1.6 million at September 10, 2019 and January 1, 2019, respectively, and is included in other non-current liabilities in the consolidated balance sheets.
Upon adoption of Topic 842, rent expense and non lease executory costs for these previously closed restaurants are now recorded to restaurant closure charges as incurred.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

4. Summary of Refranchising, Assets Held for Sale and Franchise Acquisitions
Refranchising
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
The Company sold thirteen company-operated restaurants to franchisees during the thirty-six weeks ended September 10, 2019. There was no refranchising activity during the thirty-six weeks ended September 11, 2018. The following table summarizes the related net loss recognized during the thirty-six weeks ended September 10, 2019 (dollars in thousands):

36 Weeks Ended September 10, 2019
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
(c) Included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive (loss) income.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Assets Held for Sale
Assets held for sale includes the net book value of property and equipment for Company-operated restaurants that the Company plans to sell within the next year to new or existing franchisees. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell.
During the thirty-six weeks ended September 10, 2019 the Company reclassified approximately $7.4 million of property and equipment and approximately $14.8 million of goodwill related to the company-operated restaurants the Company plans to sell to assets held for sale, and also recorded an $7.9 million adjustment to the goodwill reclassified as held for sale in order to record the assets held for sale at their estimated net realizable value, net of estimated direct selling costs and estimated sublease assets and liabilities. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include an asset purchase agreement and negotiated or proposed letters of intent. Assets held for sale at September 10, 2019 and January 1, 2019 consisted of the following (in thousands):

	September 10, 2019	January 1, 2019
Other property and equipment held for sale	$7,401	$2,023
Goodwill	6,859	—
Assets held for sale and leaseback	—	12,771
Assets held for sale	$14,260	$14,794

Acquisitions
The Company acquired four franchise-operated restaurants during the thirty-six weeks ended September 10, 2019. The Company acquired four franchise-operated restaurants during the thirty-six weeks ended September 11, 2018, of which one closed prior to the completion of the purchase. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions for the thirty-six weeks ended September 10, 2019 and September 11, 2018 (dollars in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Franchise-operated restaurants acquired from franchisees	1	4	4	4

Goodwill	$1,630	$893	$4,302	$893
Restaurant and other equipment and leasehold improvements	82	798	660	798
Reacquired franchise rights	—	150	—	150
Operating lease right-of-use assets	1,148	—	2,006	—
Operating lease liabilities	(1,148)	—	(2,006)	—
Unfavorable lease liabilities (a)	—	—	(130)	—
Total consideration	$1,712	$1,841	$4,832	$1,841
(a) The unfavorable lease liabilities of $0.1 million was recorded as an adjustment to the respective operating lease right-of-use asset.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

5. Goodwill and other Intangible Assets
The changes in the carrying amount of Goodwill at September 10, 2019 compared to January 1, 2019 consisted of the following (in thousands):

Total
Balance at January 1, 2019	$321,531
Acquisition of franchise-operated restaurants	4,302
Sale of company-operated restaurants to franchisees	(83)
Goodwill classified as held for sale	(14,761)
Balance at September 10, 2019	$310,989
There have been no changes in the carrying amount of trademarks since January 1, 2019.
The Company’s other intangible assets at September 10, 2019 and January 1, 2019 consisted of the following (in thousands):

	September 10, 2019			January 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$—	$—	$—	$13,118	$(5,542)	$7,576
Favorable sublease assets	1,090	(56)	1,034	—	—	—
Franchise rights	14,377	(5,131)	9,246	15,032	(4,411)	10,621
Reacquired franchise rights	943	(174)	769	417	(107)	310
Total amortized other intangible assets	$16,410	$(5,361)	$11,049	$28,567	$(10,060)	$18,507

During the thirty-six weeks ended September 10, 2019, the Company recorded $1.0 million of favorable sublease assets in connection with the sale of company-operated restaurants (see Note 4 for more information). Favorable sublease assets represents favorable subleases with franchisees recorded in connection with the sale of company-operated restaurants to franchisees.

In connection with the adoption of Topic 842, the Company reclassified $7.6 million of favorable lease assets, net to operating lease right-of-use assets (see Note 2 for more information) as of January 2, 2019. During the thirty-six weeks ended September 10, 2019, the Company reclassified $0.5 million of franchise rights as reacquired franchise rights related to the Company's acquisition of four franchise-operated restaurants and wrote off $11,000 of franchise rights associated with the closure of one franchise-operated restaurant.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

6. Debt, Obligations Under Finance Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities at September 10, 2019 and January 1, 2019 consisted of the following (in thousands):

	September 10, 2019	January 1, 2019
2015 Senior Credit Facility, net of debt discount of $260 and $459 and deferred financing costs of $88 and $155 at September 10, 2019 and January 1, 2019, respectively	$149,652	$158,386
Total outstanding indebtedness	149,652	158,386
Obligations under finance lease, other debt and deemed landlord financing liabilities	1,312	21,311
Total debt	150,964	179,697
Less: amounts due within one year	363	1,033
Total amounts due after one year, net	$150,601	$178,664

At September 10, 2019 and January 1, 2019, the Company assessed the amounts recorded under the 2015 Senior Credit Facility and determined that such amounts approximated fair value.
2015 Revolving Credit Facility
On August 4, 2015, the Company refinanced its existing senior credit facility and entered into a new credit agreement (the “Credit Agreement”). The Credit Agreement, which matures on August 4, 2020, provides for a $250 million revolving credit facility (the “2015 Senior Credit Facility”).

The Credit Agreement contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 10, 2019. Substantially all of the assets of the Company are pledged as collateral under the 2015 Senior Credit Facility.
At September 10, 2019, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.9%. At September 10, 2019, the Company had a total of $83.7 million of availability for additional borrowings under the 2015 Senior Credit Facility as the Company had $150.0 million of outstanding borrowings and letters of credit outstanding of $16.3 million which reduce availability under the 2015 Senior Credit Facility.
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
The components of lease cost were as follows (in thousands):

	Classification	12 Weeks Ended September 10, 2019	36 Weeks Ended September 10, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$8,792	$26,196
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	86	329
Interest on lease liabilities	Interest expense	21	72
Short-term lease cost	Occupancy and other operating expenses	53	231
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	444	1,282
Sublease income	Franchise sublease and other income	(1,125)	(3,261)
Total lease cost		$8,271	$24,849

Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of September 10, 2019 and January 1, 2019 was as follows (in thousands):

	September 10, 2019	January 1, 2019
Operating lease assets:
Operating lease right-of-use assets	$232,935	$—
Operating lease liabilities:
Current portion of operating lease liabilities	$18,800	$—
Operating lease liabilities, excluding current portion	231,002	—
Total operating lease liabilities	$249,802	$—

Finance lease assets:
Buildings under finance leases	$1,062	$3,370
Accumulated depreciation	(329)	(2,193)
Finance lease asset, net	$733	$1,177
Finance lease obligations:
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	$307	$510
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	493	757
Total finance lease obligations	$800	$1,267

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Weighted Average Remaining Lease Term (in years)	September 10, 2019
Operating leases	11.7
Finance leases	3.5

Weighted Average Discount Rate	September 10, 2019
Operating leases	6.85%
Finance leases	10.40%

Supplemental cash flow information related to leases was as follows (in thousands):

Thirty-Six Weeks Ended September 10, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$22,617
Operating cash flows used for finance leases	$72
Financing cash flows used for finance leases	$353

The estimated future lease payments as of September 10, 2019, are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2019	$134	$9,233	$(1,750)	$7,617
2020	335	37,214	(3,531)	34,018
2021	200	36,188	(3,635)	32,753
2022	79	34,837	(3,623)	31,293
2023	79	32,473	(3,449)	29,103
Thereafter	132	221,957	(27,293)	194,796
Total lease payments	$959	$371,902	$(43,281)	$329,580
Amounts representing interest	(159)	(122,100)		(122,259)
Present value of lease obligations	$800	$249,802		$207,321

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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

As of September 10, 2019, we have legally binding lease payments related to restaurant leases that have not yet commenced of $15.7 million.
During the thirty-six weeks ended September 10, 2019, the Company entered into three sale leaseback arrangements with third party private investors, with two arrangements occurring during the first quarter 2019 and one during the second quarter 2019. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $12.7 million. Under two of the arrangements, the Company sold the land and buildings related to restaurants constructed during 2018 and leased them back for a term of 20 years. Under one of the arrangements, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.2 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive income. The assets sold were included in assets held for sale as of January 1, 2019.
8. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a fixed notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. As of September 10, 2019, one-month LIBOR was 2.11%. During the twelve and thirty-six weeks ended September 10, 2019, the Company received payments totaling approximately $0.1 million and $0.2 million, respectively, related to the 2016 Interest Rate Cap Agreement. During the period from July 1, 2016 through September 10, 2019, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms on the term loans perfectly match with the interest rate cap reset dates and other critical terms during the thirty-six weeks ended September 10, 2019.
During the twelve and thirty-six weeks ended September 10, 2019, the Company reclassified approximately $44,000 and $0.1 million, respectively, of interest expense related to the hedges of these transactions into earnings. As of September 10, 2019, the

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at September 10, 2019 remain constant, $0.1 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next 6 months. The Company intends to ensure that this hedge remains effective, therefore, approximately $0.1 million is expected to be reclassified into interest expense over the next 6 months.
The effective portion of the 2016 Interest Rate Cap Agreement through September 10, 2019 was included in accumulated other comprehensive income.
9. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility approximated fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of September 10, 2019 and January 1, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company categorized this interest rate cap contract as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $24,000 at September 10, 2019 and $0.5 million at January 1, 2019, respectively, and is included in other assets in the consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of September 10, 2019 and January 1, 2019 were as follows (in thousands):

	September 10, 2019 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$24	$—	$24	$—
Total assets measured at fair value	$24	$—	$24	$—

	January 1, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$499	$—	$499	$—
Total assets measured at fair value	$499	$—	$499	$—
10. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	September 10, 2019	January 1, 2019
Employee compensation and related items	$11,020	$12,888
Accrued insurance	5,495	5,664
Accrued sales tax	4,757	3,952
Accrued property and equipment purchases	3,696	3,196
Accrued advertising	3,042	1,578
Accrued real property tax	2,478	1,420
Other	7,798	6,087
	$38,286	$34,785

On January 2, 2019, the first day of Fiscal 2019, the Company reclassified $0.4 million of current restaurant closure liabilities to operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).

A summary of other non-current liabilities follows (in thousands):

	September 10, 2019	January 1, 2019
Insurance reserves	8,835	8,794
Deferred development and initial franchise fees	3,106	2,742
Deferred gift card income	677	1,290
Unearned trade discount, non-current	439	739
Unfavorable lease liabilities	—	11,975
Deferred rent liability	—	4,594
Restaurant closure liability	—	1,788
Other	1,574	930
	$14,631	$32,852

On January 2, 2019, the first day of Fiscal 2019, the Company reclassified $12.0 million of unfavorable lease liabilities, $4.6 million of deferred rent liabilities and $1.8 million of restaurant closure liabilities to the respective operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).
11. Stock-Based Compensation
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At September 10, 2019, there were 593,384 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.3 million and $1.5 million for the twelve weeks ended September 10, 2019 and September 11, 2018, respectively and $4.6 million and $4.1 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of September 10, 2019 and changes during the period from January 1, 2019 through September 10, 2019 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	1,234,531	$12.87
Granted	531,173	12.17
Vested	(520,835)	12.04
Forfeited	(9,337)	10.71
Nonvested at September 10, 2019	1,235,532	$12.94

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

For the thirty-six weeks ended September 10, 2019 and September 11, 2018, the Company made payments of $2.6 million and $2.4 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 204,494 and 168,484 shares withheld, respectively. As of September 10, 2019, there was $11.3 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.8 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of September 10, 2019 and changes during the period from January 1, 2019 through September 10, 2019 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at January 1, 2019	453,250	$11.74	5.0	$77
Granted	5,000	10.43
Exercised	(12,000)	10.05
Forfeited/Expired	(14,750)	12.60
Options outstanding at September 10, 2019	431,500	$11.74	4.3	$271
Options exercisable at September 10, 2019	280,748	$11.01	3.8	$225
Options exercisable and expected to vest at September 10, 2019	403,541	$11.63	4.3	$265
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on January 1, 2019 and September 10, 2019, respectively.
As of September 10, 2019, there was $0.5 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants which is expected to be recognized over a weighted-average remaining period of 2.2 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 10, 2019, the Company did not repurchase any common stock or warrants. During the thirty-six weeks ended September 10, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of September 10, 2019. As of September 10, 2019, there was approximately $22.3 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

13. Earnings Per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders for the period by the weighted average number of common shares outstanding for the period. In computing diluted income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock and common stock options. Antidilutive warrants, restricted stock and common stock options were excluded from the computation of diluted net loss per share due to the Company incurring net losses for the periods presented for fiscal year 2019. In periods of a net loss, no potential common shares are included in diluted shares outstanding as the effect is anti-dilutive. During the twelve and thirty-six weeks ended September 10, 2019, the Company had a loss per share, and therefore potentially dilutive shares were excluded from the calculation.
Below are basic and diluted net (loss) income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Numerator:
Net (loss) income	$(7,669)	$5,874	$(4,152)	$13,313
Denominator:
Weighted-average shares outstanding - basic	37,023,287	38,191,335	37,000,331	38,310,842
Dilutive effect of unvested restricted stock	—	309,973	—	333,815
Dilutive effect of stock options	—	43,829	—	24,697
Dilutive effect of warrants	—	846,147	—	439,219
Weighted-average shares outstanding - diluted	37,023,287	39,391,284	37,000,331	39,108,573
Net (loss) income per share - basic	$(0.21)	$0.15	$(0.11)	$0.35
Net (loss) income per share - diluted	$(0.21)	$0.15	$(0.11)	$0.34
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	897,881	664,760	4,587,387	307,718
14. Income Taxes
The effective income tax rates were (50.0)% and 23.3% for the twelve weeks ended September 10, 2019 and September 11, 2018, respectively. The provision for income taxes was $2.6 million and $1.8 million for the twelve weeks ended September 10, 2019 and September 11, 2018, respectively. The effective income tax rates were (1,615.7)% and 25.5% for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively. The provision for income taxes was $3.9 million and $4.6 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively.
The income tax expense for the twelve weeks ended September 10, 2019 is driven by the estimated effective income tax rate of (50.0)%. This $2.6 million tax provision, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended September 11, 2018 is driven by the estimated effective income tax rate of 23.3% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
The income tax expense for the thirty-six weeks ended September 10, 2019 is driven by the estimated effective income tax rate of (1,615.7)%. This $3.9 million tax provision, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

credits. The income tax expense for the thirty-six weeks ended September 11, 2018 is driven by the estimated effective income tax rate of 25.5% which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of September 10, 2019 and January 1, 2019 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of short term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 10, 2019, are approximately $43.1 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 10, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company’s insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company’s insurance retention that is both probable and estimable. Therefore, the Company has recorded an expense for this overall action equal to the full retention as of September 10, 2019.
The Company and its subsidiaries are parties to other legal proceedings incidental to their businesses, including claims alleging the Company’s restaurants do not comply with the Americans with Disabilities Act of 1990. In the opinion of management, based upon information currently available, the ultimate liability with respect to those other actions are not expected to have a material effect on the operating results, cash flows or the financial position of the Company. However, due to the risks and uncertainties inherent in legal proceedings and litigation, actual results could differ from expectations.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

16. Subsequent Event
2015 Revolving Credit Facility Amendment
During the fourth quarter of 2019, the Company refinanced the 2015 Senior Credit Facility, pursuant to Amendment No. 4 to the Credit Agreement (the "2019 Revolving Credit Facility Amendment") among Del Taco, as borrower, the Company and its subsidiaries, as guarantors, Bank of America, N.A. as administrative agent and letter of credit issuer, the lenders party thereto, and other parties thereto, which provides for a $250 million five-year senior secured revolving facility (the "2019 Revolver"). The 2019 Revolver includes a sub limit of $35.0 million for letters of credit. The proceeds of the 2019 Revolver were used to refinance the 2015 Senior Credit Facility and may also be used from time to time for general corporate purposes. The 2019 Revolver will mature on September 19, 2024. Substantially all of the assets of the Company are pledged as collateral under the 2019 Revolving Credit Facility Amendment.
Borrowings under the 2019 Revolver bear interest, at the borrower's option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published of Bank of America prime rate, or (c) Eurodollar plus 1.00%. For Eurodollar loans, the margin is in the range of 1.25% to 2.00%, and for base rate loans the margin is in the range of 0.25% to 1.00%. Borrowings under the 2019 Revolver may be repaid and reborrowed.
The 2019 Revolver includes negative covenants and financial covenants, including, among others, a maximum lease-adjusted consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio. The 2019 Revolver also includes certain affirmative covenants and events of default.

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of September 10, 2019, we have 586 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $7.72 during Fiscal 2018, we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Third Quarter 2019 Highlights
Our third quarter 2019 results and highlights include the following:

•
Total revenues increased 2.0% for the twelve weeks ended September 10, 2019 to $120.2 million compared to $117.8 million for the twelve weeks ended September 11, 2018 primarily due to growth in company-operated and franchise-operated same store sales and additional franchise-operated restaurants open during 2019 compared to 2018. Total revenues increased 2.2% for the thirty-six weeks ended September 10, 2019 to $355.9 million compared to $348.2 million for the thirty-six weeks ended September 11, 2018 primarily due to growth in company-operated and franchise-operated same store sales and additional franchise-operated restaurants open during 2019 compared to 2018.

•
During the twelve weeks ended September 10, 2019, we opened two new company-operated restaurants and two new franchise-operated restaurants, closed one company-operated restaurant and purchased one franchise-operated restaurant. During the thirty-six weeks ended September 10, 2019, we opened three new company-operated restaurants and eight new franchise-operated restaurants, purchased four franchise-operated restaurants, sold 13 company-operated restaurants to franchisees and closed four company-operated restaurants and one franchise-operated restaurant. During the twelve weeks ended September 11, 2018, we opened two new company-operated restaurants and three new franchise-operated restaurants and closed three company-operated restaurant and one franchise-operated restaurant. During the thirty-six weeks ended September 11, 2018, we opened a total of six new company-operated restaurants and four new franchise-operated restaurants and closed four company-operated restaurants and three franchise-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and thirty-six weeks ended September 10, 2019 and September 11, 2018:

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Company-operated same store sales	0.4%	0.3%	0.5%	1.8%
Franchise-operated same store sales	1.8%	3.0%	1.7%	4.1%
System-wide same store sales	1.0%	1.4%	1.0%	2.8%
The increase in company-operated same store sales in the twelve weeks ended September 10, 2019 was comprised of an increase in average check size of 4.1% partially offset by a decrease in traffic of 3.7% compared to the twelve weeks ended September 11, 2018. The increase in company-operated same store sales in the twelve weeks ended September 11, 2018 was driven by an increase in average check size of 2.9% offset by a decrease in traffic of 2.6% compared to the twelve weeks ended September 12, 2017.
The increase in company-operated same store sales in the thirty-six weeks ended September 10, 2019 was comprised of an increase in average check size of 4.4% partially offset by a decrease in traffic of 3.9% compared to the thirty-six weeks ended September 11, 2018. The increase in company-operated same store sales in the thirty-six weeks ended September 11, 2018 was driven by an increase in average check size of 3.1% offset by a decrease in traffic of 1.3% compared to the thirty-six weeks ended September 12, 2017.

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and twenty-four weeks ended September 10, 2019 and September 11, 2018, are as follows:

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Company-operated restaurant activity:
Beginning of period	310	315	322	312
Openings	2	2	3	6
Closures	(1)	(3)	(4)	(4)
Purchased from franchisees	1	3	4	3
Sold to franchisees	—	—	(13)	—
Restaurants at end of period	312	317	312	317
Franchise-operated restaurant activity:
Beginning of period	273	251	258	252
Openings	2	3	8	4
Closures	—	(1)	(1)	(3)
Purchased from Company	—	—	13	—
Sold to Company	(1)	(3)	(4)	(3)
Restaurants at end of period	274	250	274	250
Total restaurant activity:
Beginning of period	583	566	580	564
Openings	4	5	11	10
Closures	(1)	(4)	(5)	(7)
Restaurants at end of period	586	567	586	567

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

Same Store Sales Growth
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of September 10, 2019 and September 11, 2018, there were 292 and 294 restaurants, respectively, in the comparable company-operated restaurant base. As of September 10, 2019 and September 11, 2018, there were 254 and 240 restaurants, respectively in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net includes the loss on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business and impairment losses to reduce the carrying amount for assets held for sale to estimated fair value less costs to sell, net of amortization of deferred gains on asset sales associated with sale-leaseback transactions and gains or losses recorded associated with the sale of company-operated restaurants to franchisees.
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including finance lease obligations, other debt, capital lease obligations and deemed landlord financing liabilities. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Other Income
Other income consists of gains including gains related to insurance proceeds for fires at company-operated restaurants and gains related to the write-off of unfavorable lease liabilities on franchise subleases of restaurants terminated and subsequently acquired by the Company.
Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended September 10, 2019 and Twelve Weeks Ended September 11, 2018
The following table presents operating results for the twelve weeks ended September 10, 2019 and twelve weeks ended September 11, 2018, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	September 10, 2019			September 11, 2018			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$111,059	92.4%		$109,559	93.0%		$1,500	1.4%
Franchise revenue	4,490	3.7		4,308	3.7		182	4.2
Franchise advertising contributions	3,458	2.9		3,155	2.7		303	9.6
Franchise sublease and other income	1,191	1.0		808	0.6		383	47.4
Total revenue	120,198	100.0		117,830	100.0		2,368	2.0
Operating expenses
Restaurant operating expenses:
Food and paper costs	30,761	27.7	(1)	29,601	27.0	(1)	1,160	3.9
Labor and related expenses	36,304	32.6	(1)	35,301	32.2	(1)	1,003	2.8
Occupancy and other operating expenses	25,386	22.9	(1)	22,844	20.9	(1)	2,542	11.1
Total restaurant operating expenses	92,451	83.2	(1)	87,746	80.1	(1)	4,705	5.4
General and administrative	10,421	8.7		9,606	8.2		815	8.5
Franchise advertising expenses	3,458	2.9		3,155	2.7		303	9.6
Depreciation and amortization	5,941	4.9		5,855	5.0		86	1.5
Occupancy and other-franchise subleases and other	1,011	0.8		762	0.6		249	32.7
Pre-opening costs	465	0.4		259	0.2		206	79.5
Impairment of long-lived assets	1,407	1.2		—	—		1,407	*
Restaurant closure charges, net	588	0.5		672	0.6		(84)	(12.5)
Loss on disposal of assets and adjustments to assets held for sale, net	7,906	6.6		580	0.5		7,326	*
Total operating expenses	123,648	102.9		108,635	92.2		15,013	13.8
(Loss) income from operations	(3,450)	(2.9)		9,195	7.8		(12,645)	(137.5)
Other expense
Interest expense	1,663	1.4		2,062	1.7		(399)	(19.4)
Other income	—	—		(523)	(0.4)		523	*
Total other expense	1,663	1.4		1,539	1.3		124	8.1
(Loss) income from operations before provision for income taxes	(5,113)	(4.3)		7,656	6.5		(12,769)	(166.8)
Provision for income taxes	2,556	2.1		1,782	1.5		774	43.4
Net (loss) income	$(7,669)	(6.4)%		$5,874	5.0%		$(13,543)	(230.6)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

 Company Restaurant Sales
Company restaurant sales increased $1.5 million, or 1.4%, for the twelve weeks ended September 10, 2019, primarily due to an increase in company-operated same store sales of 0.4%. The increase in company-operated same store sales was the result of average check size growth of 4.1% partially offset by a decrease in traffic of 3.7%.
Franchise Revenue
Franchise revenue increased $0.2 million, or 4.2%, for the twelve weeks ended September 10, 2019, primarily due to an increase in franchise-operated same store sales of 1.8% as well as additional restaurants open during 2019 compared to 2018.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.3 million, or 9.6%, for the twelve weeks ended September 10, 2019 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.4 million, or 47.4%, for the twelve weeks ended September 10, 2019, primarily due to an increase in sublease income related to the sale of thirteen company-operated restaurants to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate and sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs increased $1.2 million, or 3.9% for the twelve weeks ended September 10, 2019 due to commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.7% for the twelve weeks ended September 10, 2019 compared to 27.0% for the twelve weeks ended September 11, 2018. This percentage increase was the result of commodity inflation partially offset by menu price increases.
Labor and Related Expenses
Labor and related expenses increased $1.0 million, or 2.8% for the twelve weeks ended September 10, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2019 and a Los Angeles minimum wage increase on July 1, 2019, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, lower group health insurance expense and lower payroll taxes. As a percentage of company restaurant sales, labor and related expenses were 32.6% for the twelve weeks ended September 10, 2019 compared to 32.2% for the twelve weeks ended September 11, 2018. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage discussed above, partially offset by the impact of menu price increases, lower group health insurance expense, reduced workers compensation expense and lower payroll taxes.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $2.5 million, or 11.1% for the twelve weeks ended September 10, 2019, primarily due to increased occupancy costs including impact from the adoption of Topic 842 as well as increased advertising, credit and debit card processing expenses, third party delivery fees, supplies and services and property taxes, partially offset by reduced utilities. As a percentage of company restaurant sales, occupancy and other operating expenses were 22.9% for the twelve weeks ended September 10, 2019 compared to 20.9% for the twelve weeks ended September 11, 2018. This percentage increase resulted primarily from the aforementioned increased occupancy costs (including the adoption of Topic 842), increased advertising costs and increased third party delivery fees.

General and Administrative Expenses
General and administrative expenses increased $0.8 million, or 8.5% for the twelve weeks ended September 10, 2019 compared to the twelve weeks ended September 11, 2018, primarily due to increased legal and related expense, executive transition costs and general inflationary trends, partially offset by a reduction in management incentive compensation and stock-based compensation. As a percentage of total revenue, general and administrative expense was 8.7% for the twelve weeks ended

September 10, 2019 compared to 8.2% for the twelve weeks ended September 11, 2018. The increase as a percent of total revenue was primarily due to the increase in legal and related expense, executive transition costs and general inflationary trends, partially offset by the impact of increased revenues and reductions in management incentive compensation and stock-based compensation.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.3 million, or 9.6% for the twelve weeks ended September 10, 2019 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses remained consistent at $5.9 million for both the twelve weeks ended September 10, 2019 and the twelve weeks ended September 11, 2018. As a percentage of total revenue, depreciation and amortization expenses were 4.9% for the twelve weeks ended September 10, 2019 compared to 5.0% for the twelve weeks ended September 11, 2018 reflecting a reduction from the adoption of Topic 842 Leases (which changed the accounting for deemed landlord assets) partially offset by increased depreciation from the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $1.0 million and $0.8 million for the twelve weeks ended September 10, 2019 and September 11, 2018, respectively. The increase is primarily due to sublease expense related to the sale of thirteen company-operated restaurants to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs increased $0.2 million, or 79.5% for the twelve weeks ended September 10, 2019 compared to the twelve weeks ended September 11, 2018, due to increased pre-opening activity compared to the prior year.
Impairment of Long-Lived Assets
We recorded impairment charges of $1.4 million during the twelve weeks ended September 10, 2019 related to our evaluation of long-lived assets underlying one restaurant, in Georgia, which had indicators of impairment. There was no impairment of long-lived assets for the twelve weeks ended September 11, 2018.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $0.6 million for the twelve weeks ended September 10, 2019 compared to approximately $0.7 million for the twelve weeks ended September 11, 2018. The current quarter activity primarily includes rent expense, non lease executory costs and other direct costs associated with previously closed restaurants. The twelve weeks ended September 11, 2018 includes an adjustment of $0.5 million to increase the lease termination liability for two restaurants due to a change in estimate, lease termination costs of $0.2 million and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $7.9 million and $0.6 million for the twelve weeks ended September 10, 2019 and September 11, 2018, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to the adjustment to estimated net realizable value for assets reclassified as held for sale and the closure of one company-operated restaurant, partially offset by a gain on lease termination. Prior year net loss on disposal of assets was primarily related to the closure of three company-operated restaurants.
Interest Expense
Interest expense was $1.7 million and $2.1 million for the twelve weeks ended September 10, 2019 and September 11, 2018, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for our deemed landlord financing restaurants), partially offset by an increase in interest rates compared to prior year.

Other Income
Other income was $0.5 million for the twelve weeks ended September 11, 2018 and consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 4 to our unaudited consolidated financial statements for more information). There was no other income for the twelve weeks ended September 10, 2019.
Provision for Income Taxes
The effective income tax rates were (50.0)% for the twelve weeks ended September 10, 2019 compared to 23.3% for the twelve weeks ended September 11, 2018. The provision for income taxes was $2.6 million for the twelve weeks ended September 10, 2019 and $1.8 million for the twelve weeks ended September 11, 2018. The income tax expense of $2.6 million for the twelve weeks ended September 10, 2019, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the twelve weeks ended September 11, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, reduced by higher stock compensation expense deductible for tax related to the June 30, 2018 vesting of certain restricted awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the thirty-six Weeks Ended September 10, 2019 and thirty-six Weeks Ended September 11, 2018
The following table presents operating results for the thirty-six weeks ended September 10, 2019 and thirty-six weeks ended September 11, 2018, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	36 Weeks Ended
	September 10, 2019			September 11, 2018			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$329,142	92.5%		$324,468	93.2%		$4,674	1.4%
Franchise revenue	13,193	3.7		12,249	3.6		944	7.7
Franchise advertising contributions	10,048	2.8		9,227	2.6		821	8.9
Franchise sublease and other income	3,472	1.0		2,253	0.6		1,219	54.1
Total revenue	355,855	100.0		348,197	100.0		7,658	2.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	90,434	27.5	(1)	88,656	27.3	(1)	1,778	2.0
Labor and related expenses	108,542	33.0	(1)	105,541	32.5	(1)	3,001	2.8
Occupancy and other operating expenses	73,522	22.3	(1)	67,457	20.8	(1)	6,065	9.0
Total restaurant operating expenses	272,498	82.8	(1)	261,654	80.6	(1)	10,844	4.1
General and administrative	31,735	8.9		30,356	8.7		1,379	4.5
Franchise advertising expenses	10,048	2.8		9,227	2.6		821	8.9
Depreciation and amortization	17,661	5.0		17,616	5.1		45	0.3
Occupancy and other-franchise subleases and other	2,858	0.8		2,051	0.6		807	39.3
Pre-opening costs	720	0.2		900	0.3		(180)	(20.0)
Impairment of long-lived assets	5,101	1.4		1,661	0.5		3,440	207.1
Restaurant closure charges, net	1,718	0.5		635	0.2		1,083	170.6
Loss on disposal of assets and adjustments to assets held for sale, net	8,790	2.5		760	0.2		8,030	*
Total operating expenses	351,129	98.7		324,860	93.3		26,269	8.1
Income from operations	4,726	1.3		23,337	6.7		(18,611)	(79.7)
Other expense
Interest expense	5,169	1.5		5,984	1.7		(815)	(13.6)
Other income	(201)	(0.1)		(523)	(0.2)		322	*
Total other expense	4,968	1.4		5,461	1.6		(493)	(9.0)
(Loss) income from operations before provision for income taxes	(242)	(0.1)		17,876	5.1		(18,118)	(101.4)
Provision for income taxes	3,910	1.1		4,563	1.3		(653)	(14.3)
Net (loss) income	$(4,152)	(1.2)%		$13,313	3.8%		$(17,465)	(131.2)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $4.7 million, or 1.4%, for the thirty-six weeks ended September 10, 2019, primarily due to the increase in same store sales of 0.5%. The increase in company-operated same store sales was the result of average check size growth of 4.4% offset by a decrease in traffic of 3.9%.
Franchise Revenue
Franchise revenue increased $0.9 million, or 7.7%, for the thirty-six weeks ended September 10, 2019, primarily due to an increase in franchise-operated same store sales of 1.7% as well as additional restaurants open during 2019 compared to 2018.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.8 million, or 8.9%, for the thirty-six weeks ended September 10, 2019 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $1.2 million, or 54.1%, for the thirty-six weeks ended September 10, 2019, primarily due to an increase in sublease income related to the sale of thirteen company-operated restaurants to franchisees during the first quarter of 2019 in which we retained the leasehold interest to the real estate and sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs increased $1.8 million, or 2.0% for the thirty-six weeks ended September 10, 2019 due to commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.5% for the thirty-six weeks ended September 10, 2019 compared to 27.3% for the thirty-six weeks ended September 11, 2018. This percentage increase was the result of commodity inflation partially offset by menu price increases.
Labor and Related Expenses
Labor and related expenses increased $3.0 million, or 2.8% for the thirty-six weeks ended September 10, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2019 and a Los Angeles minimum wage increase on July 1, 2019, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, lower payroll taxes and lower group health insurance expense. As a percentage of company restaurant sales, labor and related expenses were 33.0% for the thirty-six weeks ended September 10, 2019 compared to 32.5% for the thirty-six weeks ended September 11, 2018. This percentage increase resulted primarily from the impact of the increased California minimum wage and Los Angeles minimum wage discussed above, partially offset by the impact of menu price increases, lower group health insurance expense, reduced workers compensation expense and lower payroll taxes.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $6.1 million, or 9.0% for the thirty-six weeks ended September 10, 2019, primarily due to increased occupancy including the impact from the adoption of Topic 842, as well as increased supplies and services, advertising, property taxes, insurance, third party delivery fees and credit and debit card processing expenses, partially offset by reduced utilities. As a percentage of company restaurant sales, occupancy and other operating expenses were 22.3% for the thirty-six weeks ended September 10, 2019 compared to 20.8% for the thirty-six weeks ended September 11, 2018. This percentage increase resulted primarily from increased occupancy costs (including the adoption of Topic 842), as well as increased insurance, supplies and services, property taxes and credit and debit card processing expenses as discussed above.
General and Administrative Expenses
General and administrative expenses increased $1.4 million, or 4.5% for the thirty-six weeks ended September 10, 2019 compared to the thirty-six weeks ended September 11, 2018, primarily due to increased salaries, stock-based compensation, legal and related expenses, executive transition costs and general inflationary trends, partially offset by a reduction in management incentive compensation. As a percentage of total revenue, general and administrative expenses were 8.9% for the thirty-six weeks ended September 10, 2019 compared to 8.7% for the thirty-six weeks ended September 11, 2018. This percentage increase resulted primarily from increases discussed above, partially offset by the growth in total revenue and the reduction in management incentive compensation.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.8 million, or 8.9% for the thirty-six weeks ended September 10, 2019 and directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses was $17.7 million for the thirty-six weeks ended September 10, 2019 and $17.6 million the thirty-six weeks ended September 11, 2018. As a percentage of total revenue, depreciation and amortization expenses were 5.0% for the thirty-six weeks ended September 10, 2019 compared to 5.1% for the thirty-six weeks ended September 11, 2018 reflecting a reduction from the adoption of Topic 842 Leases (which changed the accounting for deemed landlord assets), partially offset by increased depreciation from the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $2.9 million and $2.1 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively. The increase is primarily due to sublease expense related to the sale of thirteen company-operated restaurants to franchisees during the thirty-six weeks ended September 10, 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs were $0.7 million and $0.9 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively. The reduction was due to a reduced level of pre-opening activity compared to last year.
Impairment of Long-Lived Assets
We recorded impairment charges of $5.1 million during the thirty-six weeks ended September 10, 2019 related to our evaluation of long-lived assets underlying three restaurants, in California, Georgia and Nevada, which had indicators of impairment. We recorded impairment charges of $1.7 million during the thirty-six weeks ended September 11, 2018 related to our evaluation of long-lived assets underlying two restaurants, in California and Georgia, which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $1.7 million for the thirty-six weeks ended September 10, 2019 compared to approximately $0.6 million for the thirty-six weeks ended September 11, 2018. The current year activity primarily includes rent expense, non lease executory costs and other direct costs associated with previously closed restaurants. The thirty-six weeks ended September 11, 2018 includes an adjustment of $0.5 million to increase the lease termination liability for two restaurants due to a change in estimate, lease termination cost of $0.2 million and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $8.8 million and $0.8 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to the adjustment to estimated net realizable value for assets reclassified as held for sale, the closure of four company-operated restaurants, the replacement of certain restaurant equipment, losses on the sale of thirteen company-operated restaurants and losses on three sale-leaseback transactions, partially offset by a gain on lease termination. Prior year net loss on disposal of assets was primarily related to the closure of four company-operated restaurants and the write-off of leasehold improvements associated with two temporary company-operated restaurant closures, mostly offset by insurance recovery and a gain on the disposal of assets.

Interest Expense
Interest expense was $5.2 million and $6.0 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for our deemed landlord financing restaurants), partially offset by an increase in interest rates.
Other Income
Other income was $0.2 million and $0.5 million for the thirty-six weeks ended September 10, 2019 and September 11, 2018, respectively. Current year other income consists of insurance proceeds related to a fire at a company-operated restaurant. Prior year other income consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants (see Note 4 to our unaudited consolidated financial statements for more information).
Provision for Income Taxes
The effective income tax rates were (1,615.7)% for the thirty-six weeks ended September 10, 2019 compared to 25.5% for the thirty-six weeks ended September 11, 2018. The provision for income taxes was $3.9 million for the thirty-six weeks ended September 10, 2019 and $4.6 million for the thirty-six weeks ended September 11, 2018. The income tax expense of $3.9 million for the thirty-six weeks ended September 10, 2019, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense related to the thirty-six weeks ended September 11, 2018 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, reduced by higher stock compensation expense deductible for tax related to the June 30, 2018 vesting of certain restricted awards as compared to the cumulative amount recorded as stock-based compensation expense, as well as federal targeted job credits.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
In recent years, we have experienced increases in same store sales and restaurant contribution. However, the restaurant industry is highly competitive and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $8.6 million at September 10, 2019 and available borrowing capacity of $83.7 million at September 10, 2019 will be adequate to fund debt service requirements, operating and finance lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	36 Weeks Ended
	September 10, 2019	September 11, 2018
Net cash provided by (used in)
Operating activities	$38,763	$44,308
Investing activities	(18,104)	(32,200)
Financing activities	(19,244)	(12,039)
Net (decrease) increase in cash	$1,415	$69
Cash Flows Provided by Operating Activities
In the thirty-six weeks ended September 10, 2019, cash flows provided by operating activities were $38.8 million. The cash flows provided by operating activities resulted from non-cash adjustments for asset depreciation and amortization of $18.0 million, amortization of operating lease assets of $14.9 million, stock-based compensation of $4.6 million, impairment of long-lived assets of $5.1 million, deferred income taxes of $1.2 million, restaurant closure charges of $0.1 million and a loss on disposal of assets and adjustments to assets held for sale, net of $8.8 million, partially offset by net loss of $4.2 million and net working capital requirements of $9.7 million.
In the thirty-six weeks ended September 11, 2018, cash flows provided by operating activities were $44.3 million. The cash flows provided by operating activities resulted from net income of $13.3 million, non-cash adjustments for asset depreciation and amortization of $17.3 million, stock-based compensation of $4.1 million, deferred income taxes of $0.7 million, restaurant closure costs of $0.6 million, a loss on disposal of assets of $0.7 million, impairment of long-lived assets of $1.7 million and net working capital requirements of $5.9 million.
Cash Flows Used in Investing Activities
In the thirty-six weeks ended September 10, 2019, cash flows used in investing activities were $18.1 million, which were primarily the result of purchase of property and equipment and other assets of $29.5 million and the acquisition of four franchise-operated restaurants for $4.8 million, partially offset by proceeds from the disposal of property and equipment of $14.1 million and proceeds from the sale of thirteen company-operated restaurants of $2.1 million.

In the thirty-six weeks ended September 11, 2018, cash flows used in investing activities were $32.2 million, which were primarily the result of the purchase of property and equipment and other assets of $31.7 million and the acquisition of four franchise-operated restaurants of $1.8 million, partially offset by proceeds from the disposal of property and equipment of $1.3 million.
Cash Flows Used in Financing Activities
In the thirty-six weeks ended September 10, 2019, cash flows used in financing activities were $19.2 million. The cash flows used in financing activities were primarily the result of the repurchase of 574,481 shares of our common stock and 846,441 warrants for an aggregate purchase price of $7.3 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $2.6 million related to restricted stock vesting and payments on finance leases totaling $0.4 million, partially offset by proceeds from exercise of stock options of $0.1 million. In addition, during the twelve weeks ended September 10, 2019, we borrowed $27.0 million on the revolving credit facility and made payments of $36.0 million on the revolving credit facility.
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
Debt and Other Obligations
Senior Credit Facility
On August 4, 2015, we refinanced our existing senior credit facility and entered into the 2015 Senior Credit Facility which matures on August 4, 2020, and provides for a $250 million revolving credit facility. The 2015 Senior Credit Facility contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of September 10, 2019.
The 2015 Senior Credit Facility does not have scheduled principal payments until its maturity on August 4, 2020.
At September 10, 2019, the weighted-average interest rate on the outstanding balance of the 2015 Senior Credit Facility was 3.9%. As of September 10, 2019 there were $150.0 million of borrowings under the 2015 Senior Credit Facility and letters of credit outstanding of $16.3 million. Unused borrowing capacity at September 10, 2019 was $83.7 million.
2015 Revolving Credit Facility Amendment
During the fourth quarter of 2019, the Company refinanced the 2015 Senior Credit Facility, pursuant to Amendment No. 4 to the Credit Agreement (the "2019 Revolving Credit Facility Amendment") among Del Taco, as borrower, the Company and its subsidiaries, as guarantors, Bank of America, N.A. as administrative agent and letter of credit issuer, the lenders party thereto, and other parties thereto, which provides for a $250 million five-year senior secured revolving facility (the "2019 Revolver"). The 2019 Revolver includes a sub limit of $35.0 million for letters of credit. The proceeds of the 2019 Revolver were used to refinance the 2015 Senior Credit Facility and may also be used from time to time for general corporate purposes. The 2019 Revolver will mature on September 19, 2024. Substantially all of the assets of the Company are pledged as collateral under the 2019 Revolving Credit Facility Amendment.
Borrowings under the 2019 Revolver bear interest, at the borrower's option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published of Bank of America prime rate, or (c) Eurodollar plus 1.00%. For Eurodollar loans, the margin is in the range of 1.25% to 2.00%, and for base rate loans the margin is in the range of 0.25% to 1.00%. Borrowings under the 2019 Revolver may be repaid and reborrowed.
The 2019 Revolver includes negative covenants and financial covenants, including, among others, a maximum lease-adjusted consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio. The 2019 Revolver also includes certain affirmative covenants and events of default.

Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a fixed notional amount of $70.0 million of the 2015 Senior Credit Facility that effectively converted that portion of the outstanding balance of the 2015 Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage (as provided by the 2015 Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable percentage. As of September 10, 2019, one-month LIBOR was 2.11%. During the thirty-six weeks ended September 10, 2019, the Company received payments of approximately $0.2 million related to the 2016 Interest Rate Cap Agreement.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 10, 2019, the Company did not repurchase any common stock or warrants. During the thirty-six weeks ended September 10, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of September 10, 2019, there was approximately $22.3 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Company restaurant sales	$111,059	$109,559	$329,142	$324,468
Restaurant operating expenses	92,451	87,746	272,498	261,654
Restaurant contribution	$18,608	$21,813	$56,644	$62,814
Restaurant contribution margin	16.8%	19.9%	17.2%	19.4%

The following table sets forth reconciliations of net (loss) income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 10, 2019	September 11, 2018	September 10, 2019	September 11, 2018
Net (loss) income	$(7,669)	$5,874	$(4,152)	$13,313
Non-GAAP adjustments:
Provision for income taxes	2,556	1,782	3,910	4,563
Interest expense	1,663	2,062	5,169	5,984
Depreciation and amortization	5,941	5,855	17,661	17,616
EBITDA	2,491	15,573	22,588	41,476
Stock-based compensation expense (a)	1,347	1,445	4,601	4,079
Loss on disposal of assets and adjustments to assets held for sale, net (b)	7,906	580	8,790	760
Restaurant closure charges, net (c)	588	672	1,718	635
Amortization of favorable and unfavorable lease assets and liabilities, net (d)	(19)	(352)	44	(602)
Pre-opening costs (e)	465	259	720	900
Impairment of long-lived assets (f)	1,407	—	5,101	1,661
Other income (g)	—	(523)	(201)	(523)
Sublease income for closed restaurants (h)	(173)	—	(554)	—
Executive transition costs (i)	438	—	438	—
Adjusted EBITDA	$14,450	$17,654	$43,245	$48,386

(a)	Includes non-cash, stock-based compensation.

(b)
Loss on disposal of assets and adjustments to assets held for sale, net includes adjustments to reduce the carrying amount for assets held for sale to estimated fair value less costs to sell, the loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees and net gains or losses recorded associated with sale-leaseback transactions.

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

(g)
During 2019, other income consists of insurance proceeds related to a fire at a company-operated restaurant. During 2018, other income consists of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants.

(h)	Includes other sublease income related to closed restaurants that have been subleased to third parties.

(i)	Includes costs associated with the transition of former Company executives, such as severance expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility, as discussed above under “—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements.” As of September 10, 2019, we had outstanding variable rate borrowings of $150.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour in 2017, increased to $11.00 in 2018, increased to $12.00 in 2019 and will then increase by an additional dollar each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 331 restaurants in California of which 216 are company-operated and 115 are franchise-operated (does not include those restaurants in special jurisdictions noted below).
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
On March 14, 2016, the Pasadena City Council adopted an ordinance to increase Pasadena’s minimum wage. Beginning on July 1, 2016, employers with 26 or more employees must pay a minimum wage of $10.50 per hour to all employees who work at least 2 hours per week within Pasadena’s geographic bounds. The minimum wage increased to $12.00 per hour on July 1, 2017 and $13.25 per hour on July 1, 2018. This impacted three company-operated restaurants.
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
On June 12, 2019, Nevada voters voted in favor to increase the state minimum wage to $8.00 per hour effective July 1, 2020 (from $7.25 per hour) if the employer provides health benefits. The minimum wage will increase to $8.75 on July 1, 2021, $9.50 on July 1, 2022, $10.25 on July 1, 2023 and $11.00 on July 1, 2024. If the employer does not provide health benefits, the minimum wage will increase from $8.25 to $9.00 on July 1, 2020 and will increase every year until July 1, 2024 when it hits $12.00. The new law impacted 47 company-operated restaurants and one franchise-operated restaurant.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2019 filed with the SEC on March 18, 2019. There have been no material changes in any of our critical accounting policies during the twelve week period ended September 10, 2019, except as described in Note 2 of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
During the twelve weeks ended September 10, 2019 we continue to evaluate processes as we begin to develop and refine post-implementation controls to ensure adequate evaluation of our contracts and proper assessment of the impact due to the new lease accounting standard on our financial statements as adopted on January 2, 2019.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million, to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million, to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions and expires upon completion of the program, unless earlier terminated by our Board of Directors. During the twelve weeks ended September 10, 2019, the Company did not repurchase any common stock or warrants. During the twenty-four weeks ended September 10, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of September 10, 2019. As of September 10, 2019, there was approximately $22.3 million remaining under the share repurchase program.
The following table summarizes shares and warrants repurchased during the quarter ended September 10, 2019. The average price paid per share and warrant in column (b) below does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	(a)			(b)		(c)		(d)
	Total number of shares/warrants purchased			Average price paid per share	Average price paid per warrant	Total number of shares purchased as part of publicly announced programs	Total number of warrants purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
	Common Stock		Warrants
June 19, 2019 - July 16, 2019	196,416	(1)	—	$12.82	$—	—	—	$22,306,208
July 16, 2019 - August 13, 2019	—		—	$—	$—	—	—	$22,306,208
August 14, 2019 - September 10, 2019	—		—	$—	$—	—	—	$22,306,208
Total	196,416		—			—	—	$22,306,208
(1) Includes 196,416 shares withheld upon vesting of restricted stock awards in satisfaction of withholding tax obligations pursuant to the 2015 Omnibus Incentive Plan during the period June 19, 2019 to July 16, 2019. These shares do not reduce the repurchase authorization discussed above.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Form of Restricted Stock Award Agreement

10.2
Amendment No. 4 to Credit Agreement, dated as of September 19, 2019, among Sagittarius Restaurants LLC, as Borrower, Del Taco Holdings, Inc., as Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto.

10.3*	Separation and Release Agreement, dated September 20, 2019, between David A. Pear and Del Taco LLC

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: October 21, 2019

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)