Form 10-K
period 2019-12-31
Del Taco Restaurants, Inc.
filed 2020-03-13
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-36197

DEL TACO RESTAURANTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3340980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

25521 Commercentre Drive Lake Forest, California	92630
(Address of principal executive offices)	(Zip Code)

(949) 462-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	TACO	NASDAQ Capital Market
Warrants, each warrant exercisable for one share of common stock	TACOW	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Capital Market as of June 18, 2019, was $365.2 million.
As of March 9, 2020, there were 37,080,960 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the registrant's 2020 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast made-to-order cuisine, including both Mexican inspired and American classic dishes. As of December 31, 2019, there were 596 Del Taco restaurants, a majority of these in the Pacific Southwest. We serve our customers high-quality, freshly prepared food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants ("QSRs"). With attributes of both a fast casual restaurant and a QSR—a combination we call QSR+—we occupy a place in the restaurant market distinct from most competitors. Our food is prepared in working kitchens where our customers see cooks grilling marinated chicken and steak, chopping tomatoes and cilantro for salsa, grating cheddar cheese, slicing avocados and slow cooking whole pinto beans. And we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $8.06 during Fiscal 2019, we offer a compelling value proposition relative to both QSR and fast casual peers.

Our distinctive menu offers a combination of Mexican-inspired food, such as tacos and burritos, and American classics, such as “Double Del” cheeseburgers, crinkle-cut fries and milkshakes. The dual menu offers something for everyone, helping us attract a broader customer base than other Mexican LSRs while eliminating the “veto vote.” Additionally, our menu features both premium items such as our Beyond Tacos, our signature plant-based protein taco, Platos plated meals, Epic Burritos®, Handcrafted Ensaladas and Fresca Bowls, as well as lower priced items on our Buck & Under Menu® that was replaced by the Del's Dollar Deals menu beginning in January 2020. While the lower priced items appeal to a value-oriented customer, the Del's Dollar Deals menu and former Buck & Under Menu® are also designed to increase the average check by offering variety for customers wishing to supplement their order with an additional menu item. With our tiered pricing strategy we appeal to customers from a wide variety of socio-economic backgrounds and price sensitivities.

We opened our first restaurant in Yermo, California in 1964. The original restaurant had a simple menu consisting of 19 cent tacos, tostadas and french fries and 24 cent cheeseburgers. Over the last nearly 56 years, located now in 15 states, we have grown to 300 company-operated and 296 franchise-operated restaurants as of December 31, 2019.

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

Unfreshing Believable® Food. We are committed to delivering made-to-order food, using fresh high quality ingredients in working kitchens. We emphasize both quality and speed and effectively market these strengths to customers both within the restaurants and beyond. The menu offers items that have been enjoyed by customers for decades in combination with newer offerings addressing market trends, such as the launch of Beyond Tacos, made with plant-based proteins, Queso Blanco, made with real cheese, real milk, jalapeños and heavy cream, The Del Taco, our bigger, better-tasting crunchy beef or turkey taco, and Platos, our premium menu offering of individually-plated meals complete with an entrée, two sides, and chips and salsa. We also use limited-time specials to drive traffic, such as Tamales, Carnitas, Jumbo Shrimp Tacos and Shredded Beef. With our menu variety including tacos, burritos, quesadillas, bowls and handcrafted ensaladas, as well as burgers and fries, we are able to be highly responsive to customer demands and target underutilized day-parts with new menu initiatives. We prepare entrées to order, but are able to deliver the entrée to the customer, on average, in just over 2 minutes across all day-parts and service modes. Even with the addition of new products, the coordinated work of operational and marketing leadership helps ensure that a new item is only launched when operations are ready to deliver on our promises of speed, quality and value. We believe that the way we combine freshly prepared food in working kitchens with our speed of service model and the skill of our trained and certified team members provides a layer of competitive insulation.

Inviting Atmosphere. In order to enhance our competitive positioning, we implemented a restaurant design that targets both QSR and fast casual dining occasions. In the design, restaurant exteriors feature a signature Del Taco logo, color palette and artwork that reinforces the brand identity and restaurant interiors feature open kitchens and visual “freshness cues” to highlight our commitment to freshly prepared food. We have already implemented key elements of our new restaurant design across the chain as part of a system-wide re-image program. All of our company-operated restaurants and substantially all of the restaurants in the entire Del Taco system have been re-imaged to include these new elements. In addition, our current new restaurant design includes a “freshness cooler” directly behind the point-of-order which showcases our fresh produce, 40 pound block of cheddar cheese and handmade pico de gallo.

Promising Industry Segment. According to Technomic, a research and consulting firm servicing the food service industry, 2018 total sales increased 3.9% to $239.3 billion for Limited Service Restaurants (“LSRs”) in the Technomic Top 500. With our QSR+ model, we believe that we offer QSR convenience and value with high quality fresh food associated with fast casual dining. According to the Technomic Top 500, the fast casual sub-segment grew 8.0% in 2018 to $42.2 billion in total sales. We believe that our differentiated menu, enhanced restaurant design, aligned service model and convenient locations position us to compete successfully against other LSR concepts, providing us with a large addressable market.

Positive Demographic Trends. We believe we are well positioned to benefit from a number of culinary and demographic trends in the United States. We expect that over time an improving macroeconomic environment will raise consumer demand for restaurant services, increasing sales. Furthermore, as indicated by recent growth in the Mexican restaurant category, we expect to benefit from increased acceptance of and preference for Mexican food in the United States. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to 59.9 million people in 2018, and is projected to reach 74.8 million in 2030.

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

Experienced Leadership. Our senior management team has extensive operating experience, with an average of 15 years of experience each in the restaurant industry. We are led by President and Chief Executive Officer, John Cappasola, who joined Del Taco in 2008, as a Vice President in Marketing through 2011 when he became our Chief Brand Officer until he became President in January 2017 and Chief Executive Officer in July 2017. Other key members of our senior leadership team include Steven Brake, Chief Financial Officer, and Chad Gretzema, Chief Operating Officer. We believe the proven ability of the senior officers to work as a team will play a critical role in our ability to continue to achieve success in the future. We believe the senior management team is a key driver of Del Taco’s success and has positioned it well for long-term growth.

Our Growth Strategy

We believe our differentiated QSR+ positioning within a growing market segment combined with a disciplined business model and strong unit economics, will lead to significant growth opportunities. Our plan to enhance the brand’s competitive positioning and generate earnings per share growth involves several distinct strategies, including: optimizing our restaurant portfolio, expanding our restaurant count in established markets where brand recognition is strong, driving restaurant sales growth, optimizing margins, and over time taking advantage of the significant “white space” in the United States where the Del Taco brand is not yet established.

Growing the Restaurant Base. We believe we are in the early stages of our growth story with 596 locations in 15 states (including one franchise-operated restaurant in Guam) as of December 31, 2019. We estimate, based on internal analysis and a study prepared by a leading national consulting firm, a long-term total restaurant potential in the United States of 2,000 locations. For the year ended December 31, 2019, we opened 10 new company-operated and 14 new franchise-operated restaurants, and in 2020, we intend to open 15 to 20 new system-wide restaurants across established and emerging markets including California, Georgia, Oklahoma, Michigan, Arizona and Florida. The majority of our future restaurant openings and growth of the brand will come primarily from the development of franchise restaurants. We believe that after 2020 our development will have a continued focus on new restaurants in markets where the brand is well established as well as certain new or emerging markets.

•
Within in-fill markets, which we define as the Western one-third of the United States, where there is strong brand awareness and a loyal following, we have identified an in-fill opportunity of an additional 300+ potential new trade areas for restaurant development. We believe this presents a lower risk expansion strategy leveraging brand awareness, infrastructure and efficiencies of scale. We are currently in the process of accelerating our pipeline of in-fill locations, particularly in the Western United States.

•	As we continue to increase and strengthen our position in in-fill markets, we also intend to continue to expand our presence in key emerging markets such as Oklahoma and Georgia.

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

Growing Same Store Sales. We have developed an integrated strategic approach that aligns restaurant operations initiatives with marketing and menu innovation. This is the foundation for our sales growth within our existing restaurants. We plan to drive continued same store sales growth by improving customer frequency, attracting new customers and improving per transaction spend. To accomplish this, we aim to enhance our QSR+ positioning and customer perceptions with targeted capital investment in technology and the restaurant experience, optimized marketing spend across traditional and non-traditional channels, and continued introduction of new products driven by customer demand, industry trends, and a focus on day-part opportunities. We also believe we are well positioned in the Mexican LSR segment to benefit from shifting culinary and demographic trends in the United States.

Menu Strategy and Innovation. We intend to continue to evolve our menu to create platforms that convey the differentiated QSR+ positioning and reinforce our “We Start with Fresh and Serve with Value” brand position. We believe we have opportunities for menu innovation as we look to provide customers more choices through quality/value platforms such as The Del Taco, Beyond Tacos, Platos, Epic Burritos®, Handcrafted Ensaladas, Fresca Bowls and Queso Blanco. In addition, we expect to continue to tap in to the need for price/value offerings by building on our value/variety Del's Dollar Deals menu (which replaced the Buck & Under Menu® beginning in January 2020) and mid-tier products. Our marketing and operations teams have demonstrated an ability to collaborate to ensure that the items developed in our test kitchen can be executed to high standards in the restaurants with the speed, value and quality that our customers expect.

Driving Brand Awareness and Consumer Engagement. We engage consumers through 9 to 11 annual promotional windows which feature seasonal favorites such as Tamales or Jumbo Shrimp Tacos, quality enhancing platforms such as Carnitas, Platos, Fresca Bowls and Handcrafted Salads, and strong value propositions showcased by the Del's

Dollar Deals menu (which replaced the Buck & Under Menu® beginning in January 2020). The key points of differentiation are communicated through our advertising and merchandising.

Launching Mobile and Digital Initiatives. We are positioning the brand to grow sales by expanding points of access through digital initiatives. In 2018, we launched the Del Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency. In 2019, we launched third party delivery through Grubhub, Postmates and DoorDash at substantially all company-operated restaurants. We expect to expand our third party delivery offering across additional franchise-operated restaurants in 2020 through these three delivery service providers. We believe a multiple delivery service provider approach will position us to optimize driver coverage and maximize consumer demand across trade areas.

Restaurant Portfolio Optimization. We plan to optimize our restaurant portfolio to help stimulate growth in new restaurants and existing restaurant average unit volumes ("AUVs").  This effort includes refranchising 13 lower volume company-operated restaurants in the Los Angeles area during the first quarter of 2019, as well as eight company-operated restaurants in the Reno, Nevada market and ten company-operated restaurants in the San Diego, California market during the fourth quarter of 2019.  Further planned actions include refranchising five company-operated restaurants in the Yuma, Arizona and El Centro, California markets, as well as one additional non-core Western market, to a new or existing franchisee with proven operational and development capabilities who commits to additional development in this and/or other markets. Our restaurant portfolio optimization strategy positions the brand for accelerated franchise growth and focuses company operations on our core Western markets and strategic seed markets to support emerging market growth. The optimization actions completed in 2019 helped shift our company ownership from approximately 55% in 2018 to 50% in 2019, and the planned actions are expected to further reduce our company ownership.
Leverage Our Infrastructure. Over time we believe we can continue to optimize our margins with effective menu pricing, by maintaining fiscal discipline, increasing fixed-cost leverage and enhancing our supply chain efforts. We currently have an infrastructure that allows us and our franchisees to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe over time, as our restaurant base matures and AUV's increase, we will be able to leverage corporate costs as over time general and administrative expenses are expected to grow at a slower rate than revenues. As the restaurant base and restaurant sales expand, we will potentially have larger media budgets, allowing us to target specific opportunistic areas with incremental marketing campaigns.

Site Selection and Expansion

New Restaurant Development
We believe we are positioned for growth with unit economics that enable desirable returns on invested capital, and have cash flow available for investment. For the year ended December 31, 2019, we opened 10 new company-operated restaurants and our franchisees opened 14 new restaurants. In 2020, we intend to open 15 to 20 new system-wide restaurants across our established and emerging markets. We will continue to focus on restaurants in in-fill markets where the brand is well established, as well as certain new or emerging markets.

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

Restaurant Management and Operations

Operations
We utilize a balanced scorecard measurement system for all company-operated restaurants. Elements included in the scorecard are customer surveys, internal audits, staffing metrics, speed of service metrics, sales metrics, and key controllable costs. Each period, managers of company-operated restaurants who are top performers on the scorecard are eligible for bonuses to reinforce this balanced approach to the business. The scorecard is also used by the operations leadership team to mine best practices.

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

Managers and Team Members
Each Del Taco restaurant typically has a general manager, four to six shift leaders, and two or three team leaders. There are also typically between 15 and 20 team members who prepare food and serve customers. Area Directors lead company-operated restaurants, with each typically responsible for approximately five to 11 restaurants. Overseeing the Area Directors are five Regional Directors, each responsible for approximately 15 to 81 restaurants, and they report up to a sole Vice President of Company Operations. The franchise operations team utilizes seven Franchise Business Consultants who each coach and oversee up to 70 franchise-operated restaurants. The Franchise Business Consultants report to the Vice President of Franchise Operations. The Chief Operating Officer has full accountability for both company-operated and franchise-operated restaurants, managing both sales and profitability targets and customer experience metrics.

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

Franchise Program

Overview
We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of December 31, 2019, there were a total of 296 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 51 locations. As of December 31, 2019 and January 1, 2019, our top 12 franchisees operated 64% and 59% of our franchise-operated restaurants, respectively. As of December 31, 2019 and January 1, 2019, our top 20 franchisees operated approximately 75% and 71%, respectively, of our franchise-operated restaurants. The existing franchise base consists of numerous successful, longstanding restaurant operators.

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

For the first two restaurant openings in a market, we typically provide significant on-site support, with more modest support for subsequent locations. On an ongoing basis, we collect and disseminate customer experience feedback on a real time basis through a third party vendor. We also conduct regular on-site audits at each franchise location. Our Franchise Business Consultants are dedicated to ongoing franchise support and oversight, regularly visiting each franchise territory. We also employ dedicated Franchise Field Marketing Managers to assist franchisees with local marketing programs. We typically communicate with franchisees through an operations newsletter and hold regular regional workshops to update franchise teams and conduct training. We also hold an annual conference for franchisees, vendors and company operations leaders to review overall performance, celebrate shared success, communicate best practices, and plan for the year ahead.

Marketing and Advertising

We run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. We complement this with email marketing to our Raving Fan E-Club, which allows us to reach approximately 880,000 members, and via social media through Facebook, Twitter and Instagram, which allows us to reach over 690,000 followers. We use our Raving Fan e-Club database to invite sub-sets of members to the taste panel facility, located at our corporate office. In November 2018, we launched the Del Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency and currently allows us to engage with approximately 950,000 registered users.

Through our public relations efforts, we engage notable food editors and bloggers on a range of topics to help promote products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms which include Facebook, Twitter and Instagram. We also use social media as a research and customer service tool, and apply insight we gain to future marketing efforts.

Purchasing and Distribution

To ensure an adequate supply of high-quality ingredients and other necessary supplies, we carefully select our suppliers. Our quality assurance department performs comprehensive supplier audits on a regular schedule to ensure that products conform to company standards. To ensure that prices are competitive, we use forward, fixed and formula pricing protocols where possible. We monitor industry news, trade issues, weather, political and world events that may affect supply prices, and we proactively attempt to lock in favorable pricing.

We contract with a single primary foodservice distributor for substantially all of our food and supplies. Our relationship with our primary distributor has been in place since 1990, and we believe the long-term relationship yields benefits to us and our franchisees in terms of reliability and pricing. Franchisees are required to use the primary distributor and must purchase all food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Beverage syrup is the largest product cost item and represented approximately 10% of the total cost for food and paper for 2019. Fluctuations in supply and prices can significantly impact our restaurant profit performance. We actively manage cost volatility for our significant food and paper items by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions.

Intellectual Property

We have registered Del Taco®, Un freshing Believable®, Buck & Under Menu®, Epic Burritos®, Beyond TacoTM and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately nine foreign countries. In addition, the Del Taco logo, website name and domain name and the content on its Facebook, Twitter and Instagram accounts are our intellectual property. We maintain the recipes for our taco meat, marinated grilled chicken and signature salsas, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

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

Certain of our properties may be located on sites that have been used by prior owners or operators as retail gas stations or other historical uses with the potential for environmental impacts. It is possible that properties on which our restaurants are located or which we owned in the past may contain forms of environmentally hazardous materials. We are aware of contamination from a release of hazardous materials by a previous owner, operator or adjacent business at four of our leased properties. We do not believe that we contributed to the contamination at these properties. The appropriate state agencies have been notified and these issues are being handled without disruption to our business. Under applicable federal and state environmental laws, the current owner or operator of these sites may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease almost all of our properties, or when we own the property we seek to obtain certain assurances from the prior owner or seek to obtain indemnity agreements from third parties; however, we cannot assure that we will not be liable for environmental conditions relating to prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, operating expenses would likely increase and operating results could be materially adversely affected.

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

Management Information Systems and Cybersecurity

All of our company-operated and franchise-operated restaurants use Aloha, a leading computerized point-of-sale system, which we believe is scalable to support our long-term growth plans. This point-of-sale system provides integrated, high speed credit card and gift card processing, specifically designed for the restaurant industry. The system collects daily transaction data, which generates information about daily sales, product mix and average transaction size that we actively analyze. It allows us to manage our products and pricing in restaurants from the corporate office.

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

We have also successfully implemented a cloud-based workforce management system with a fully integrated payroll system which includes on-line recruiting tools, paperless employee files, labor scheduling and reporting, time keeping and an on-line training system.

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

Employees

As of December 31, 2019, we had 7,844 employees, which includes 289 salaried general managers and 7,352 hourly restaurant employees comprised of 5,555 crewmembers, 1,652 shift leaders and 145 assistant managers. The remaining 203 employees were corporate office personnel or above restaurant level management. None of the employees are part of a collective bargaining agreement.

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

Information about our Executive Officers

The following table sets forth our current executive officers:

Name	Age	Position
John D. Cappasola, Jr.	46	President and Chief Executive Officer
Steven L. Brake	47	Executive Vice President and Chief Financial Officer
Chad Gretzema	48	Chief Operating Officer

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

Chad Gretzema has been our Chief Operating Officer since September 2019. From September 2017 to September 2019, Mr. Gretzema was our Senior Vice President of Strategic Planning and Innovation. From 2012 to 2017, Mr. Gretzema was our Senior Vice President of Operations Support and Engagement. Previously, Mr. Gretzema held positions in operations, training, and marketing at Einstein Noah Restaurant Group, Phoenix Children’s Academy, Noodles & Company, and Oscar Mayer Foods. Mr. Gretzema holds Bachelor of Arts degrees in Journalism and Psychology from Indiana University, Bloomington.

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
One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 10 new company-operated restaurants and 14 new franchise restaurants in 2019 and plan to open 15 to 20 new system-wide restaurants in 2020. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:

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
We may not realize the anticipated benefits from opening new restaurants in existing and new markets or from expanding our franchise system. For example, in Fiscal 2019, we recorded an impairment of long-lived assets charge of $7.2 million related to seven underperforming restaurants that generated atypically low sales volumes and negative restaurant contribution. If opening new restaurants in existing and new markets or the expansion of our franchise system is not successful, our operating results could be materially adversely affected.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 in 2018, increased to $12.00 in 2019, increased to $13.00 in 2020 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 330 restaurants in California, of which 208 are company-operated and 122 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, and $14.25 per hour on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 21 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage increased to $10.50 per hour on July 11, 2016, $11.50 per hour on January 1, 2017, $12.00 per hour on January 1, 2019, $13.00 per hour on January 1, 2020, and the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance impacted five franchise-operated restaurants.
On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018 and $14.25 per hour on July 1, 2019. The minimum wage will then increase to $15.00 per hour on July 1, 2020. This local ordinance impacted one company-operated restaurant.
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, increased to $11.00 per hour in 2019 and increased to $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 35 franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law will impact 40 company-operated restaurants and nine franchise-operated restaurants.
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
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, a health epidemic or pandemic, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, beverage syrup, chicken, cheese, french fries, tortillas, taco shells, fresh produce, soybean oil and other proteins, could have a material adverse effect on our business, financial condition and results of operations. Particularly, the cost of ground beef, our second largest commodity expenditure that accounts for approximately 9% of our total food and paper costs, increased significantly several years ago as a result of a reduction in the U.S. cattle supply, coupled with an increase in world demand for beef. The market for beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand, relative strength of the U.S. dollar and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, potential cross-border taxes or tariffs, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For instance, several years ago our cost of eggs increased materially due to the impact of the avian flu which infected much of the domestic egg laying flock and created a temporary but significant reduction in supply. Additionally, a substantial volume of produce and other items are procured from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
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
We have a vigorous food safety program in our restaurants designed to meet local and state regulations that we continue to update, optimize and strengthen. We have established in our nearly 56 year history, systems and standards with our suppliers and in our restaurants to ensure the safety of our food for our guests.

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
Health concerns arising from the outbreak of a health epidemic or pandemic, including the coronavirus, may have an adverse effect on our business.
Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as coronavirus, particularly if located in regions where we derive a significant amount of our revenue or profit or where our suppliers and business partners are located. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of restaurants, which could severely disrupt our operations or our franchisees' operations and have a material adverse effect on our business, financial condition and results of operations.

In addition, our operations could be disrupted if any of our employees or employees of our business partners were suspected of having coronavirus or other illnesses since this could require us or our business partners to quarantine some or all such employees or disinfect our restaurant facilities.

Furthermore, such viruses may be transmitted through human contact, and the risk of contracting viruses could cause employees or guests to avoid gathering in public places, which could adversely affect restaurant guest traffic or the ability to adequately staff restaurants.  We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of restaurants, or restrict the import or export of products, or if suppliers issue mass recalls of products.  Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.
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
We are subject to federal, state and local laws and regulations concerning waste disposal, pollution, protection of the environment, and the presence, discharge, storage, handling, release and disposal of, and exposure to, hazardous or toxic substances. These environmental laws provide for significant fines and penalties for noncompliance and liabilities for remediation, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of hazardous toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such hazardous or toxic substances at, on or from our restaurants. We are aware of contamination from a release of hazardous materials by a previous owner, operator or adjacent business at four of our leased properties. We do not believe that we contributed to the contamination at these properties. The appropriate state agencies have been notified and these issues are being handled without disruption to our business. Environmental conditions relating to releases of hazardous substances at a prior, existing or future restaurant could have a material adverse effect on our business, financial condition and results of operations. Further, environmental laws, and the administration, interpretation and enforcement thereof, are subject to change and may become more stringent in the future, each of which could have a material adverse effect on our business, financial condition and results of operations.
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
Our company-operated and franchise-operated restaurants in Southern California generated, in the aggregate, approximately 74% and 75% of our revenue for both the years ended December 31, 2019 and January 1, 2019, respectively. During the most recent economic crisis and recession, our business was materially adversely affected by a decrease in revenues from these restaurants due to adverse economic conditions in Southern California, including increased unemployment, declining home prices and increased foreclosures. In addition, there is the potential for catastrophic events such as local strikes, increases in energy prices, fires, earthquakes, explosions or other natural or man-made disasters which could materially adversely affect our business. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California as a whole, including but not limited to enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. As of December 2019, unemployment in California was 3.7% compared to the U.S. unemployment rate of 3.5%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in this market, we will be disproportionately affected by any adverse economic conditions in this market compared to other national chain restaurants.
The challenging restaurant environment may affect our franchisees, with adverse consequences to us.
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging restaurant environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a material adverse effect on our business due to loss or delay in payments of royalties, information technology (“IT”) support service fees, contributions to our advertising funds, and other fees. Our top 12 franchisees accounted for approximately 61.2% and 60.2% of total franchise revenue for the years ended December 31, 2019 and January 1, 2019, respectively, and the top 20 franchisees accounted for approximately 72.1% and 70.8% of total franchise revenue for the years ended December 31, 2019 and January 1, 2019, respectively. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, thereby negatively impacting our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.
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
Given the nature of our operating environment, we are subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, we maintain insurance for individual claims in excess of deductibles per claim. We currently record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions and current economic conditions. Our history of claims activity for all lines of coverage is closely monitored and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections and therefore we may be required to record additional expenses. For these and other reasons, our high-deductible insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and high deductible. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.

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
Our ability to manage our debt is dependent on our level of positive cash flow from company-operated and franchise-operated restaurants, net of costs. The prior economic downturn negatively impacted our cash flows. Credit and capital markets can be volatile, which could make it more difficult for us to refinance existing debt or to obtain additional debt financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the debt covenants in our credit agreement or to have sufficient liquidity to make interest and other payments required by our debt could result in a default of such debt and acceleration of our borrowings which would have a material adverse effect on business and financial condition.
We have significant debt and if we are unable to repay our debt when it becomes due or comply with our obligations in the underlying credit agreement, our business, financial condition and results of operations could be materially harmed.
At December 31, 2019, we had total debt obligations of $145.0 million under our revolving credit facility (excluding any debt discount and deferred financing costs), and $87.7 million available for borrowings under our revolving credit facility. Our level of indebtedness could have significant effects on our business, such as:

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
As of December 31, 2019, we only own real property underlying three company-operated restaurants. Payments under our operating leases account for a significant portion of our operating expenses and we expect that substantially all of the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have an initial term of 15 to 20 years with two or four renewal options of five years each. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.
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
We collect and maintain personal information about our employees and our guests and are seeking to provide our guests with new digital experiences. These digital experiences may require us to open up access into our Point of Sale systems to allow for capabilities like mobile order and pay and third party delivery. The collection and use of personal information is regulated at the federal and state levels; such regulations include the California Consumer Privacy Act ("CCPA") effective January 1, 2020 and which will require our instituting new processes and protections. The CCPA provides a new private right of action and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. If we fail to properly respond to security breaches of our or third party's information technology systems or fail to properly respond to consumer requests under the CCPA, we could experience reputational damage, adverse publicity, loss of consumer confidence, and regulatory and legal risk, including criminal penalties or civil liabilities.
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
Additionally, we are a party to one unlawful employment practice class action lawsuit with the Equal Employment Opportunity Commission ("EEOC"). The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable. Therefore, the Company recorded an expense during the third quarter of fiscal 2019 for this overall action equal to the full retention of $0.5 million.

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
Changes to existing accounting rules, including the new lease standard issued in February 2016, or regulations may impact the reporting of our future results of operations or cause the perception that we are more highly leveraged. Other new accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. For instance, the new lease standard requires lessees to capitalize operating leases in their financial statements in fiscal 2019. Such change required us to record significant lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could have a material adverse effect on the reporting of our business, financial condition and results of operations.
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
Declines in our business have resulted in and could result in future goodwill impairment charges.
Goodwill is recorded at fair value at the time of acquisition and is not amortized. Instead, we review goodwill for impairment at least annually or more frequently if impairment indicators, such as disruptions to the business or unexpected significant declines in operating results or market capitalization, arise. If the carrying value of our reporting unit is in excess of its fair value, a goodwill impairment charge is recognized for the excess carrying value. In the fourth quarter of fiscal 2019, a sustained decline in our stock price, which is an impairment indicator, coincided with our annual goodwill impairment assessment. As a result of the assessment, we recorded a goodwill impairment charge of $118.3 million during the fourth quarter of fiscal 2019.
The fair value is determined based on the guideline public company method and discounted cash flow method, which requires us to make significant estimates and assumptions regarding future operating performance, business trends and market and economic conditions. Such analyses further require us to make certain assumptions about our restaurant sales, operating margins, growth rates and discount rates. Our estimates and assumptions are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits, capital expenditures and other operating and financial metrics. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill recoverability. Changes in estimates of future cash flows caused by unforeseen events or changes in market conditions could adversely affect our reporting unit’s fair value and result in additional impairment charges, which could adversely affect our financial condition and operating results.
Estimates are used in determining the gain or loss from the disposition of assets held for sale, which may adversely affect our results of operations.
From time to time, we approve plans to sell company-operated restaurants to new or existing franchisees, which requires us to reclassify the net book value of property and equipment and goodwill for such restaurants to assets held for sale. Assets held for sale are recorded at the lower of their carrying value or fair value, less estimated costs to sell, and any required impairment charge is recorded upon reclassification of the assets to held for sale. Allocating goodwill to assets held for sale requires us to make certain assumptions about the restaurant sales, operating margins and growth rates of the restaurants to be sold versus the Company's total operations. There are inherent uncertainties related to these factors. If actual results differ from our estimates, including our estimated costs to sell, additional charges may be required in the future. If future charges are significant, this could have a material adverse effect on our results of operations.
Warrants are exercisable for our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of December 31, 2019, outstanding warrants to purchase an aggregate of 5,105,982 shares of our common stock are exercisable in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $11.50 per share, or approximately $58.7 million in the aggregate for all shares underlying these warrants, assuming none of the warrants are exercised through “cashless” exercise. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.
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
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock has been and could in the future be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this proxy statement and others such as:

•	variations in our operating performance and the performance of our competitors or restaurant companies in general;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	alleged or actual occurrences of food-borne illnesses;

•	alleged or actual occurrences of security breaches in which credit and debit card information has been stolen;

•	natural disasters, a health epidemic or pandemic, and other calamities; and

•	changes in general market and economic conditions.
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
The future issuance of additional common stock in connection with our equity incentive plan will dilute your stockholdings.
There are 3,300,000 shares of common stock reserved and authorized for issuance under our equity incentive plans. As of December 31, 2019, we had an aggregate of 704,948 shares of common stock available for grant under our equity incentive plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research or reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us and our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or change their opinion on our common stock, our stock price would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our restaurants are primarily free-standing or, to a much lesser extent, end-cap facilities. Ninety-nine percent of our restaurants feature a drive-thru. As of December 31, 2019, for all but three of the company-operated restaurants, we lease the land on which our company-operated restaurants are built. Our restaurant leases generally have initial terms of 15 to 20 years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of December 31, 2019, we own four properties and currently operate restaurants on three of these properties (one property we own is for a parking lot). In addition, we lease 358 properties, which includes 57 properties subleased to franchisees and third parties. As of December 31, 2019, our restaurant system consisted of 596 restaurants comprised of 300 company-operated restaurants and 296 franchise-operated restaurants located in 15 states throughout the United States, and one franchise located in Guam.

We lease our executive offices, consisting of approximately 40,000 square feet in Lake Forest, California, for a term expiring in 2026, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of December 31, 2019:

State	Company-Operated	Franchise-Operated	Total
California	233	139	372
Nevada	40	9	49
Arizona	3	35	38
Utah	—	34	34
Colorado	—	23	23
Georgia	15	6	21
New Mexico	—	11	11
Oregon	—	9	9
Idaho	—	10	10
Michigan	—	10	10
Oklahoma	9	—	9
Washington	—	5	5
Florida	—	2	2
South Carolina	—	1	1
Guam	—	1	1
Total	300	296	596

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
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that this proceeding gives rise to a probable and estimable loss and therefore, Del Taco has not recorded any amount for the claim as of December 31, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable. Therefore, the Company has recorded an expense for this overall action equal to the full retention of $0.5 million as of December 31, 2019.
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
The following table sets forth the high and low sales prices for shares of our common stock and warrants for the quarterly periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2019:
First Quarter	$11.10	$9.65	$2.09	$0.90
Second Quarter	$12.29	$9.65	$1.94	$1.09
Third Quarter	$13.50	$10.59	$2.72	$0.60
Fourth Quarter	$11.40	$6.92	$1.25	$0.07

Fiscal 2018:
First Quarter	$13.77	$10.29	$3.99	$1.92
Second Quarter	$13.25	$10.00	$3.60	$2.10
Third Quarter	$14.83	$12.40	$4.21	$2.78
Fourth Quarter	$12.60	$9.46	$2.72	$0.98

Holders
As of March 6, 2020, there were 13 holders of record of our common stock and 2 holders of record of our warrants. A number of our stockholders and warrant holders held their shares and warrants in street name and some shares and warrants are held of record by banks, brokers and other financial institutions; therefore, we believe there are substantially more beneficial owners of our common stock and warrants.

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

Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fourth quarter of Fiscal 2019.
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended December 31, 2019, we repurchased 574,481 shares of common stock in open market transactions under the share repurchase program for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million including incremental direct costs to acquire the shares. During the fifty-two weeks ended December 31, 2019, we repurchased 846,441 warrants in open market transactions and privately negotiated transactions under the share repurchase program for an average price per share of $1.78 for an aggregate cost of approximately $1.5 million including incremental direct costs to acquire the warrants. As of December 31, 2019, there was approximately $22.3 million remaining under the share repurchase program. The amount and timing of additional purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and warrants and general market conditions.
There were no shares or warrants repurchased during the fourth fiscal quarter ended December 31, 2019.

Comparative Share Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite, and (3) the S&P 600 Restaurants Index, for the period December 31, 2014 through December 31, 2019. The graph assumes the value of the investment in our common stock and each index was $100.00 on December 31, 2014 and that all dividends were reinvested. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.
*$100 invested on December 30, 2014 in stock or index, including reinvestment of dividends

	December 30, 2014	December 29, 2015	January 3, 2017	January 2, 2018	January 1, 2019	December 31, 2019
Del Taco Restaurants, Inc.	$100.00	$109.97	$147.17	$124.46	$102.67	$81.29
NASDAQ Composite	$100.00	$106.92	$113.64	$146.67	$138.89	$187.81
S&P 600 Restaurants Index	$100.00	$96.07	$110.75	$117.19	$127.89	$104.87

ITEM 6.    Selected Financial Data

	Successor (1)					Predecessor (1)
	52 Weeks Ended (2)	52 Weeks Ended (2)	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended
(Amounts in thousands)	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Statement of Operations Data:
Revenue:
Company restaurant sales	$473,991	$471,193	$452,148	$434,064	$206,939	$200,676
Franchise revenue	19,002	17,569	16,464	15,676	7,328	6,693
Franchise advertising contributions	14,516	13,300	—	—	—	—
Franchise sublease and other income	5,442	3,428	2,844	2,343	1,183	1,183
Total revenue	512,951	505,490	471,456	452,083	215,450	208,552
Operating expenses:
Restaurant operating expenses:
Food and paper costs	130,711	128,873	125,391	120,116	59,263	57,447
Labor and related expenses	156,095	151,954	145,012	135,725	61,448	61,120
Occupancy and other operating expenses	105,376	97,745	92,825	88,908	43,191	43,611
General and administrative	43,877	43,773	38,154	37,220	17,501	14,850
Franchise advertising expenses	14,516	13,300	—	—	—	—
Depreciation and amortization	25,488	25,794	23,362	23,129	11,276	8,252
Occupancy and other - franchise subleases and other	4,463	3,167	2,608	2,207	1,140	1,109
Pre-opening costs	1,650	1,584	1,591	731	366	276
Impairment of goodwill	118,250	—	—	—	—	—
Impairment of long-lived assets	7,159	3,861	—	—	—	—
Restaurant closure charges, net	2,961	394	191	435	2,015	94
Loss on disposal of assets and adjustments to assets held for sale, net	9,448	1,012	1,075	312	3	99
Total operating expenses	619,994	471,457	430,209	408,783	196,203	186,858
(Loss) income from operations	(107,043)	34,033	41,247	43,300	19,247	21,694
Other expense (income), net:
Interest expense	7,235	9,075	7,200	6,327	3,652	11,491
Other income	(364)	(660)	—	—	(220)	—
Transaction-related costs	—	—	—	731	12,972	7,255
Debt modification costs	—	—	—	—	78	139
Change in fair value of warrant liability	—	—	—	—	—	(35)
Total other expense, net	6,871	8,415	7,200	7,058	16,482	18,850
(Loss) income from operations before provision (benefit) for income taxes	(113,914)	25,618	34,047	36,242	2,765	2,844
Provision (benefit) for income taxes	4,371	6,659	(15,824)	15,329	112	740
Net (loss) income	$(118,285)	$18,959	$49,871	$20,913	$2,653	$2,104

	Successor (1)					Predecessor (1)
	52 Weeks Ended (2)	52 Weeks Ended (2)	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended
(Amounts in thousands)	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$49,045	$61,832	$57,788	$57,546	$17,085	$10,083
Net cash (used in) provided by investing activities	(29,273)	(50,024)	(40,689)	(47,654)	42,566	(15,284)
Net cash (used in) provided by financing activities	(25,504)	(11,214)	(19,335)	(11,291)	(49,457)	1,820

	Successor (1)
(Amounts in thousands)	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015
Balance Sheet Data:
Cash and cash equivalents	$1,421	$7,153	$6,559	$8,795	$10,194
Property and equipment, net (3)	156,921	161,429	156,124	138,320	114,030
Total assets	862,457	758,956	742,324	727,157	703,572
Total debt, net (4)	144,801	179,697	172,054	175,331	169,693
Total shareholders' equity	302,107	422,274	416,249	377,333	368,377

	Successor (1)					Predecessor (1)
	52 Weeks Ended (2)	52 Weeks Ended (2)	52 Weeks Ended (2)	53 Weeks Ended (2)	26 Weeks Ended	26 Weeks Ended
(Amounts in thousands)	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017	December 29, 2015	June 30, 2015
Other Operating Data (unaudited):
Restaurant Contribution (5)	$81,809	$92,621	$88,920	$89,315	$43,037	$38,498
As a % of Company Restaurant Sales	17.3%	19.7%	19.7%	20.6%	20.8%	19.2%
EBITDA (6)	(81,191)	60,487	64,609	65,698	17,693	22,584
As a % of Total Revenue	(15.8)%	12.0%	13.7%	14.5%	8.2%	10.8%
Adjusted EBITDA (6)	63,773	71,990	71,533	71,396	34,041	30,947
As a % of Total Revenue	12.4%	14.2%	15.2%	15.8%	15.8%	14.8%
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

(2)
We use a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2019, fiscal year 2018, fiscal year 2017, fiscal year 2016 and fiscal year 2015 ended on December 31, 2019, January 1, 2019, January 2, 2018, January 3, 2017 and December 29, 2015, respectively. In a 52-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 16 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 17 weeks of operations. A 53-week year occurs approximately every six or seven years. Fiscal year 2016 was a 53-week fiscal year. Fiscal year 2019, fiscal year 2018, fiscal year 2017 and fiscal year 2015 were 52-week fiscal years.

(3)
Property and equipment, net consists of land, buildings, restaurant and other equipment, leasehold improvements, restaurant property leased to others and construction-in-progress, net of accumulated depreciation.

(4)
Total debt, net consists of borrowings under our revolving credit facility, finance lease obligations, other debt and deemed landlord financing liabilities. We refinanced our senior credit facility in August 2015 and September 2019.

(5)
See Restaurant Contribution and Restaurant Contribution Margin in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K for a discussion of restaurant contribution and Management's Use of Non-GAAP Financial Measures in Item 7. for a reconciliation to the most directly comparable GAAP financial measure.

Restaurant contribution is neither required by, nor presented in accordance with, United States generally accepted accounting principles ("U.S. GAAP"), and is defined as company restaurants sales less restaurant operating expenses. Restaurant contribution is a supplemental measure of operating performance for our restaurants and the calculation thereof may not be comparable to that reported by other companies.
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

(6)
See EBITDA and Adjusted EBITDA in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K for a discussion of EBITDA and Adjusted EBITDA and Management's Use of Non-GAAP Financial Measures in Item 7. for a reconciliation to the most directly comparable GAAP financial measure.

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

Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2019 is the 52-week period ended December 31, 2019 ("Fiscal 2019"). Fiscal year 2018 is the 52-week period ended January 1, 2019 ("Fiscal 2018"). Fiscal year 2017 is the 52-week period ended January 2, 2018 ("Fiscal 2017").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of December 31, 2019, we have 596 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $8.06 during Fiscal 2019, we offer a compelling value proposition relative to both QSR and fast casual peers.
Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Company-operated same store sales	0.5%	1.5%	4.0%
Franchise-operated same store sales	1.3%	3.8%	4.6%
System-wide same store sales	0.9%	2.5%	4.3%

The increase in company-operated same store sales in the fifty-two weeks ended December 31, 2019 was driven by an increase in average check size of 4.3% offset by a decrease in traffic of 3.8% compared to the fifty-two weeks ended January 1, 2019. The increase in company-operated same store sales in the fifty-two weeks ended January 1, 2019 was driven by an increase in average check size of 3.6% offset by a decrease in traffic of 2.1% compared to the fifty-two weeks ended January 2, 2018. The increase in company-operated same store sales in the fifty-two weeks ended January 2, 2018 was driven by an increase in average check size of 3.8% and an increase in traffic of 0.2% compared to the fifty-three weeks ended January 3, 2017.

Restaurant Development
Del Taco restaurant counts at the end of the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018 are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Company-operated restaurant activity:
Beginning of period	322	312	310
Openings	10	13	12
Closures	(5)	(6)	(6)
Purchased from franchisee	4	3	1
Sold to franchisees	(31)	—	(5)
Restaurants at end of period	300	322	312
Franchise-operated restaurant activity:
Beginning of period	258	252	241
Openings	14	12	8
Closures	(3)	(3)	(1)
Restaurants sold to Company	(4)	(3)	(1)
Restaurants purchased from Company	31	—	5
Restaurants at end of period	296	258	252
Total restaurant activity:
Beginning of period	580	564	551
Openings	24	25	20
Closures	(8)	(9)	(7)
Restaurants at end of period	596	580	564

Since 2012, we have focused on repositioning our brand, increasing brand awareness, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. We plan to open 15 to 20 system-wide restaurants in Fiscal 2020. From time to time, we and our franchisees may close restaurants.

Key Performance Indicators
In assessing the performance of our business, management utilizes a variety of financial and performance measures. These key measures include company restaurant sales, same store sales, company-operated average unit volumes, restaurant contribution and restaurant contribution margin, number of new restaurant openings, EBITDA and Adjusted EBITDA.
Company Restaurant Sales
Company restaurant sales consists of sales of food and beverages in company-operated restaurants, net of promotional allowances, employee meals and other discounts. Company restaurant sales in any period are directly influenced by the number of operating weeks in such period, the number of open restaurants, same store sales and per-restaurant sales.
Seasonal factors and the timing of holidays cause revenue to fluctuate from quarter to quarter. Revenue per restaurant is typically lower in the first quarter due to reduced January traffic. As a result of seasonality, quarterly and annual results of operations and key performance indicators, such as company restaurant sales and same store sales, may fluctuate.
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of December 31, 2019, January 1, 2019 and January 2, 2018, there were 282, 296 and 293 restaurants, respectively, in the comparable company-operated restaurant base. As of December 31, 2019, January 1, 2019 and January 2, 2018, there were 272,

244 and 239 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with U.S GAAP. Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of results as reported under U.S. GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of restaurant contribution to the most directly comparable GAAP financial measure.
Number of New Restaurant Openings
The number of restaurant openings reflects the number of new restaurants opened by us and our franchisees during a particular reporting period. Before a new restaurant opens, we and our franchisees incur pre-opening costs, as described below. Some new restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, new restaurants experience normal inefficiencies in the form of higher food and paper, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. Typically, the average start-up period after which new company restaurant sales and restaurant operating expenses normalize is approximately 26 to 52 weeks. In new markets, the length of time before average company restaurant sales and restaurant operating expenses for new restaurants stabilize is less predictable and can be longer as a result of limited knowledge of these markets and consumers’ limited awareness of our brand. When we enter new markets, we may be exposed to start-up times that are longer and restaurant contribution margins that are lower than typical historical experience, and these new restaurants may not be profitable and their sales performance may not follow historical patterns.
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
EBITDA and Adjusted EBITDA as presented in this annual report are supplemental measures of performance that are neither required by, nor presented in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are not measurements of financial performance under U.S. GAAP and should not be considered as alternatives to net income (loss), income (loss) from operations or any other performance measures derived in accordance with U.S. GAAP or as alternatives to cash flow from operating activities as a measure of liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
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
Key Financial Definitions
Company Restaurant Sales
Company restaurant sales represents sale of food and beverages in company-operated restaurants, net of promotional allowances, employee meals and other discounts. Company restaurant sales in any period is directly influenced by the number of operating weeks in such period, the number of open restaurants, same store sales performance and per-restaurant sales.
Franchise Revenue
Franchise revenue consists of franchise royalty income from franchisees and, to a lesser extent, renewal fees and franchise fees from franchise owners for new franchise restaurant openings. Franchise fees are collected upon signing a franchise agreement and deferred and recognized as revenue over the term of the franchise agreement and renewal fees are deferred and recognized over the term of the renewal agreement. To a lesser extent, franchise revenue also includes pass-through fees for services, such as software maintenance and technology subscriptions, since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Franchise Advertising Contributions
Franchise advertising contributions consist of a percentage of a franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides.

Franchise Sublease and Other Income
Franchise sublease income consists of rental income received from franchisees related to properties where we have subleased a leasehold interest to the franchisee but remain primarily liable to the landlord. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other. During 2019, as a result of the adoption of Topic 842, franchise sublease income also includes rental income for closed restaurant properties where we have subleased to a third party but remain primarily liable to the landlord, and the related expenses are recognized in Restaurant Closure Charges, net. Franchise other income also includes information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees.  Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.
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
Occupancy and Other Operating Expenses
Occupancy and other operating expenses include all other restaurant-level operating expenses, such as rent, utilities, restaurant supplies, repairs and maintenance, credit and debit card processing fees, advertising, insurance, common area maintenance, real estate taxes, third party delivery fees and other restaurant operating costs.
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
Impairment of Goodwill
Goodwill arises from the excess purchase price over acquired net assets, including identifiable intangible assets, in business combinations. Goodwill is not amortized, and is instead reviewed for impairment annually, or more frequently if events and circumstances indicate that it might be impaired. The amount by which the carrying amount of the Company exceeds its fair value is recorded as impairment of goodwill.
Impairment of Long-Lived Assets
We review long-lived assets such as leasehold improvements, equipment and operating lease right-of-use assets on a unit-by-unit basis for impairment. When events or circumstances indicate the carrying value of the assets may not be recoverable, an appropriate impairment charge is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.
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
Other Income
Other income consists of gains related to the write-off of unfavorable lease liabilities on franchise subleases of restaurants terminated in connection with the Company's acquisition of the related franchise-operated restaurants and insurance proceeds related to fires at company-operated restaurants.
Transaction-Related Costs
Transaction-related costs primarily consist of direct costs incurred in connection with the offer to exchange shares of the Company's common stock for each outstanding warrant in August 2016.

Provision (benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 31, 2019 and Fifty-Two Weeks Ended January 1, 2019
The following table presents operating results for the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019 in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	52 Weeks Ended December 31, 2019			52 Weeks Ended January 1, 2019			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$473,991	92.4%		$471,193	93.2%		$2,798	0.6%
Franchise revenue	19,002	3.7		17,569	3.5		1,433	8.2
Franchise advertising contributions	14,516	2.8		13,300	2.6		1,216	9.1
Franchise sublease and other income	5,442	1.1		3,428	0.7		2,014	58.8
Total revenue	512,951	100.0		505,490	100.0		7,461	1.5
Operating expenses:
Restaurant operating expenses:
Food and paper costs	130,711	27.6	(1)	128,873	27.4	(1)	1,838	1.4	(1)
Labor and related expenses	156,095	32.9	(1)	151,954	32.2	(1)	4,141	2.7	(1)
Occupancy and other operating expenses	105,376	22.2	(1)	97,745	20.7	(1)	7,631	7.8	(1)
Total restaurant operating expenses	392,182		(1)	378,572	80.3	(1)	13,610	3.6	(1)
General and administrative	43,877	8.6		43,773	8.7		104	0.2
Franchise advertising expenses	14,516	2.8		13,300	2.6		1,216	9.1
Depreciation and amortization	25,488	5.0		25,794	5.1		(306)	(1.2)
Occupancy and other - franchise subleases and other	4,463	0.9		3,167	0.6		1,296	40.9
Pre-opening costs	1,650	0.3		1,584	0.3		66	4.2
Impairment of goodwill	118,250	23.1		—	—		118,250	*
Impairment of long-lived assets	7,159	1.4		3,861	0.8		3,298	85.4
Restaurant closure charges, net	2,961	0.6		394	0.1		2,567	651.5
Loss on disposal of assets and adjustments to assets held for sale, net	9,448	1.8		1,012	0.2		8,436	833.6
Total operating expenses	619,994	120.9		471,457	93.3		148,537	31.5
(Loss) income from operations	(107,043)	(20.9)		34,033	6.7		(141,076)	(414.5)
Other expense (income), net:
Interest expense	7,235	1.4		9,075	1.8		(1,840)	(20.3)
Other income	(364)	(0.1)		(660)	(0.1)		296	*
Total other expense, net	6,871	1.3		8,415	1.7		(1,544)	(18.3)
(Loss) income from operations before provision for income taxes	(113,914)	(22.2)		25,618	5.1		(139,532)	(544.7)
Provision for income taxes	4,371	0.9		6,659	1.3		(2,288)	*
Net (loss) income	$(118,285)	(23.1)%		$18,959	3.8%		$(137,244)	(723.9)%

(1)	As a percentage of company restaurant sales.

*	Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $2.8 million, or 0.6%, for the fifty-two weeks ended December 31, 2019, primarily due to an increase in company-operated same store sales of 0.5% and the net impact of restaurant openings, transfers and closures. The growth in company-operated same store sales was primarily the result of an increase in average check size of 4.3% offset by a decrease in traffic of 3.8% compared to the prior period.
Franchise Revenue
Franchise revenue increased $1.4 million, or 8.2%, for the fifty-two weeks ended December 31, 2019, primarily due to an increase in franchise-operated same store sales of 1.3% as well as additional franchise-operated restaurants open during 2019 compared to 2018.
Franchise Advertising Contributions
Franchise advertising contributions increased $1.2 million, or 9.1%, for the fifty-two weeks ended December 31, 2019, primarily due to the increase in franchise restaurant sales.
Franchise Sublease and Other Income
Franchise sublease and other income increased $2.0 million, or 58.8% for the fifty-two weeks ended December 31, 2019, primarily due to an increase in sublease income related to the sale of 13 company-operated restaurants to franchisees during the first quarter of 2019 and the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 in which we retained the leasehold interest to the real estate, as well as sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs increased $1.8 million, or 1.4% for the fifty-two weeks ended December 31, 2019, consisting of a $1.6 million increase in food costs and a $0.2 million increase in paper costs. The increase in food and paper costs was primarily due to commodity cost inflation. As a percentage of company restaurant sales, food and paper costs were 27.6% for the fifty-two weeks ended December 31, 2019, compared to 27.4% for the fifty-two weeks ended January 1, 2019. The percentage increase resulted from commodity cost inflation partially offset by menu price increases.
Labor and Related Expenses
Labor and related expenses increased $4.1 million, or 2.7%, for the fifty-two weeks ended December 31, 2019, primarily due to increased labor costs resulting from a California minimum wage increase on January 1, 2019 and a Los Angeles minimum wage increase on July 1, 2019, partially offset by a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity and lower group health insurance expense. As a percentage of company restaurant sales, labor and related expenses were 32.9% for the fifty-two weeks ended December 31, 2019, compared to 32.2% for the fifty-two weeks ended January 1, 2019. This percentage increase resulted primarily from the impact of the increased California and Los Angeles minimum wage discussed above, partially offset by the impact of menu price increases, reduced workers compensation expense and group health insurance expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $7.6 million, or 7.8%, for the fifty-two weeks ended December 31, 2019, primarily due to increased occupancy costs, including the impact from the adoption of Topic 842, as well as increased supplies and services, insurance, credit and debit card processing expenses and third party delivery costs associated with our rollout of delivery services during 2019. As a percentage of company restaurant sales, occupancy and other operating expenses were 22.2% for the fifty-two weeks ended December 31, 2019, compared to 20.7% for the fifty-two weeks ended January 1, 2019. This percentage increase was primarily from increased occupancy costs (including the adoption of Topic 842), as well as increased supplies and services, insurance, credit and debit card processing expenses and third party delivery costs as discussed above.

General and Administrative Expenses
General and administrative expenses increased $0.1 million, or 0.2%, for the fifty-two weeks ended December 31, 2019, primarily due to increased salary expenses, executive transition costs, stock based compensation and general inflationary trends, mostly offset by a reduction in management incentive compensation. General and administrative expenses as a percentage of total revenue were 8.6% for the fifty-two weeks ended December 31, 2019 compared to 8.7% for the fifty-two weeks ended January 1, 2019. The decrease as a percent of total revenue was due to the increases discussed above, mostly offset by the growth in total revenue and the reduction in management incentive compensation.
Franchise Advertising Expenses
Franchise advertising expenses increased $1.2 million for the fifty-two weeks ended December 31, 2019, which was directly related to franchise advertising contributions. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses were $25.5 million for the fifty-two weeks ended December 31, 2019 and $25.8 million for the fifty-two weeks ended January 1, 2019. As a percentage of total revenue, depreciation and amortization expenses were 5.0% for the fifty-two weeks ended December 31, 2019 compared to 5.1% for the fifty-two weeks ended January 1, 2019 reflecting a reduction from the adoption of Topic 842 (which changed the accounting for deemed landlord assets), the sale of furniture, fixtures and equipment related to 13 company-operated restaurants sold in the first quarter of 2019 and the reclassification of furniture, fixtures and equipment to assets held for sale for non-core Western markets with an aggregate 37 company-operated restaurants in the third quarter of 2019, partially offset by increased depreciation from the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other - franchise sublease and other was $4.5 million and $3.2 million for the fifty-two weeks ended December 31, 2019 and January 1, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 13 company-operated restaurants to franchisees during the first quarter of 2019 and the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs increased $0.1 million, or 4.2%, for the fifty-two weeks ended December 31, 2019, primarily due to a similar level of pre-opening activity compared to the prior year. As a percentage of total revenue, pre-opening costs were 0.3% for both the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019.
Impairment of Goodwill
We recorded an impairment charge of $118.3 million during the fifty-two weeks ended December 31, 2019 related to our goodwill impairment assessment during the fourth quarter of 2019 following a sustained decrease in the Company's stock price which was an indicator of potential goodwill impairment. No such impairment charges were recorded during the fifty-two weeks ended January 1, 2019.
Impairment of Long-Lived Assets
We recorded impairment charges of $7.2 million during the fifty-two weeks ended December 31, 2019 related to our evaluation of long-lived assets underlying seven restaurants in California, Nevada and Georgia which had indicators of impairment. During the fifty-two weeks ended January 1, 2019, the Company recorded impairment charges of $3.9 million related to five restaurants in California, Oklahoma and Georgia which had indicators of impairment.
Restaurant Closure Charges, net
Restaurant closure charges, net were $3.0 million for the fifty-two weeks ended December 31, 2019 compared to $0.4 million for the fifty-two weeks ended January 1, 2019. As a result of the adoption of Topic 842, the current year activity primarily includes rent expense, non-lease executory costs and other direct costs associated with previously closed restaurants. Prior year activity includes net adjustments due to changes in estimates, lease termination costs and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, net
Loss on disposal of assets and adjustments to assets held for sale, net was $9.4 million for the fifty-two weeks ended December 31, 2019, compared to $1.0 million for the fifty-two weeks ended January 1, 2019. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to the adjustment to estimated net realizable value for assets reclassified as held for sale, the closure of five company-operated restaurants, the replacement of certain restaurant equipment, losses on the sale of company-operated restaurants and losses on two sale-leaseback transactions, partially offset by gains on lease terminations and a gain on one sale-leaseback transaction. Prior year net loss on disposal of assets was primarily related to the closure of six company-operated restaurants and the write-off of leasehold improvements associated with two temporary company-operated restaurant closures, partially offset by insurance recovery and a gain on the disposal of assets.
Interest Expense
Interest expense was $7.2 million and $9.1 million for the fifty-two weeks ended December 31, 2019 and January 1, 2019, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for our deemed landlord financing restaurants), partially offset by an increase in interest rates compared to the prior year.
Other Income
Other income was $0.4 million for the fifty-two weeks ended December 31, 2019 and consists of insurance proceeds related to a fire at a company-operated restaurant. Other income was $0.7 million for the fifty-two weeks ended January 1, 2019 and consisted of a gain related to the write-off of unfavorable lease liabilities related to franchise subleases which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants and insurance proceeds related to a fire at a company-operated restaurant.
Provision for Income Taxes
The effective income tax rates were (3.8%) for the fifty-two weeks ended December 31, 2019 and 26.0% for the fifty-two weeks ended January 1, 2019. The provision for income taxes consisted of income tax expense of $4.4 million for the fifty-two weeks ended December 31, 2019 and $6.7 million for the fifty-two weeks ended January 1, 2019. The income tax expense of $4.4 million for the fifty-two weeks ended December 31, 2019, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale and impairment of non-tax deductible goodwill of $118.3 million, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax provision for the fifty-two weeks ended January 1, 2019 primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by target job credits and adjustments related to the Tax Cuts and Jobs Act.

Comparison of Results of Operations for the Fifty-Two Weeks Ended January 1, 2019 and Fifty-Two Weeks Ended January 2, 2018

The following table presents operating results for the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

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
Company Restaurant Sales
Company restaurant sales increased $19.0 million, or 4.2%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in company-operated same store sales of 1.5% and the net impact of restaurant openings, transfers and closures since the beginning of the first quarter of 2017. The growth in company-operated same store sales was primarily the result of an increase in average check size of 3.6% and an decrease in traffic of 2.1% compared to the prior period.
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
Food and Paper Costs
Food and paper costs increased $3.5 million, or 2.8% for the fifty-two weeks ended January 1, 2019, consisting of a $3.3 million increase in food costs and a $0.2 million increase in paper costs. The increase in food and paper costs was primarily due to modest commodity cost inflation and the increase in restaurant sales. As a percentage of company restaurant sales, food and paper costs were 27.4% for both the fifty-two weeks ended January 1, 2019, compared to 27.7% for the fifty-two weeks ended January 2, 2018. The percentage decrease resulted from menu price increases partially offset by the impact of modest commodity cost inflation.
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
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $4.9 million, or 5.3%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in advertising, rent, property taxes, credit and debit card processing fees, utilities and the increase in restaurant sales, partially offset by reduced repairs and maintenance expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 20.7% for the fifty-two weeks ended January 1, 2019 , compared to 20.5% for the fifty-two weeks ended January 2, 2018. This percentage increase was primarily due to increases in rent expense and credit and debit card processing fees as a percent of company restaurant sales, partially offset by the impact of menu price increases.
General and Administrative Expenses
General and administrative expenses increased $5.6 million, or 14.7%, for the fifty-two weeks ended January 1, 2019, primarily due to an increase in stock-based compensation, salaries, legal fees, management incentive compensation, incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018 and the expense side of the other franchise revenues that are now reported on a gross basis. General and administrative expenses as a percentage of total revenue were 8.7% for the fifty-two weeks ended January 1, 2019, compared to 8.1% for the fifty-two weeks ended January 2, 2018. The increase as a percent of total revenue was due to the increases in stock-based compensation, legal fees and incremental public company costs to support Sarbanes-Oxley Section 404(b) compliance in 2018, partially offset by the impact of increased revenues.
Franchise Advertising Expenses
Franchise advertising expenses were $13.3 million for the fifty-two weeks ended January 1, 2019 and directly related to franchise advertising contributions. These amounts offset against franchise advertising contributions included in revenue. There were no franchise advertising expenses for the fifty-two weeks ended January 2, 2018 since we adopted new revenue recognition standards at the start of fiscal 2018. See Note 2 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.
Depreciation and Amortization
Depreciation and amortization increased $2.4 million, or 10.4%, for the fifty-two weeks ended January 1, 2019, primarily due to the addition of new assets. As a percentage of total revenue, depreciation and amortization expense was 5.1% for the fifty-two weeks ended January 1, 2019 compared to 5.0% for the fifty-three weeks ended January 2, 2018.
Occupancy and Other—Franchise Sublease and Other
Occupancy and other – franchise sublease and other increased $0.6 million, or 21.4%, for the fifty-two weeks ended January 1, 2019, primarily due to sublease expense related to the sale of five company-operated restaurants to franchisees during the first quarter of 2017 as well as the addition of other franchise expenses previously netted against the related payments received from franchisees as a result of new revenue rules, partially offset by a reduction in sublease expense due to the purchase of three franchise-operated restaurants during 2018 (see Note 5 of the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K). As a percentage of total revenue, occupancy and other – franchise sublease was 0.6% for both the fifty-two weeks ended January 1, 2019 and the fifty-three weeks ended January 2, 2018.
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
Restaurant Closure Charges, net
Restaurant closure charges, net was $0.4 million for the fifty-two weeks ended January 1, 2019, compared to $0.2 million for the fifty-three weeks ended January 2, 2018. Current year activity includes net adjustments due to changes in estimates, lease termination costs and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing. The prior year activity primarily includes net adjustments due to changes in estimates and accretion expense, partially offset by sublease income from leases which are treated as deemed landlord financing.
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
Provision (Benefit) for Income Taxes

The effective income tax rates were 26.0% for the fifty-two weeks ended January 1, 2019 and (46.5)% for the fifty-two weeks ended January 2, 2018. The provision (benefit) for income taxes consisted of income tax expense of $6.7 million for the fifty two weeks ended January 1, 2019 and income tax benefit of $(15.8) million for the fifty-two weeks ended January 2, 2018. The income tax provision for the fifty-two weeks ended January 1, 2019 primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by target job credits and adjustments related to the Tax Cuts and Jobs Act. The income tax benefit for the fifty-two weeks ended January 2, 2018 is primarily driven by the enactment of the Tax Cuts and Jobs Act effective for tax years beginning after December 31, 2017, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, which resulted in a provisional estimated tax benefit of $29.1 million for the remeasurement of our applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse, partially offset by statutory federal and state tax rates based on apportioned income.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We have experienced increases in same store sales; however, the restaurant industry continues to be challenged and uncertainty exists as to the sustainability of these favorable trends.
We believe that expected cash flow from operations, available cash of $1.4 million at December 31, 2019 and available borrowing capacity of $87.7 million at December 31, 2019 will be adequate to fund debt service requirements, operating lease obligations, capital expenditures and working capital obligations for at least the next 12 months. However, the ability to continue to meet these requirements and obligations will depend on, among other things, the ability to achieve anticipated levels of revenue and cash flow and the ability to manage costs and working capital successfully.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, debt repayment, purchases under our share and warrant repurchase program, working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. Company-operated restaurants do not require significant inventories.

The following table presents summary cash flow information for the periods indicated (in thousands).

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Net cash provided by (used in)
Operating activities	$49,045	$61,832	$57,788
Investing activities	(29,273)	(50,024)	(40,689)
Financing activities	(25,504)	(11,214)	(19,335)
Net (decrease) increase in cash	$(5,732)	$594	$(2,236)
Cash Flows Provided by Operating Activities
In the fifty-two weeks ended December 31, 2019, cash flows provided by operating activities were $49.0 million. The cash flows provided by operating activities resulted from non-cash adjustment for impairment of goodwill of $118.3 million, non-cash adjustment for asset depreciation and amortization of $25.5 million, amortization of operating lease assets of $21.7 million, loss on disposal of assets and adjustments to assets held for sale, net of $9.4 million, impairment of long-lived assets of $7.2 million, and stock-based compensation of $6.3 million, partially offset by net loss of $118.3 million, deferred income taxes of $0.6 million and net working capital requirements totaling $21.0 million.
In the fifty-two weeks ended January 1, 2019, cash flows provided by operating activities were $61.8 million. The cash flows provided by operating activities resulted from net income of $19.0 million, non-cash adjustment for asset depreciation and amortization of $25.5 million, stock-based compensation of $6.1 million, loss on disposal of assets, net of $1.0 million, impairment of long-lived assets of $3.8 million, restaurant closure charges of $0.4 million, deferred income taxes of $1.1 million and changes in net working capital requirements totaling $5.4 million, partially offset by other income of $0.5 million.
In the fifty-two weeks ended January 2, 2018, cash flows provided by operating activities were $57.8 million. The cash flows provided by operating activities resulted from net income of $49.9 million, non-cash adjustment for asset depreciation and amortization of $22.9 million, stock-based compensation of $4.9 million, loss on disposal of assets, net of $1.1 million, restaurant closure charges of $0.4 million, and changes in net working capital requirements totaling $1.2 million, partially offset by deferred income taxes of $22.6 million.
Cash Flows Used in Investing Activities
In the fifty-two weeks ended December 31, 2019, cash flows used in investing activities were $29.3 million, which were primarily the result of purchase of property and equipment and other assets of $45.7 million and the acquisition of four franchise-operated restaurants for $4.8 million, partially offset by proceeds from the disposal of property and equipment of $14.1 million primarily related to the sale and leaseback of three restaurants and net proceeds from the sale of 31 company-operated restaurants of $7.2 million. See Note 5 of the notes to consolidated financial statements included elsewhere in this annual report on Form 10-K for more information. For the fifty-two weeks ended December 31, 2019, purchase of property and equipment was $43.7 million, including approximately $27.6 million to maintain or enhance our existing restaurants and information systems and for discretionary investment in equipment, technology and remodeled restaurants, as well as approximately $16.1 million for new restaurant construction. During 2019, certain new restaurants received an aggregate of $2.9 million of landlord or franchisee contributions toward the cost of construction.
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

Cash Flows Used in Financing Activities
In the fifty-two weeks ended December 31, 2019, cash flows used in financing activities were $25.5 million. The cash flows used in financing activities were primarily the result of the repurchase of 574,481 shares of our common stock and 846,441 warrants for an aggregate purchase price of $7.4 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $2.6 million related to restricted stock vesting, payment of debt issuance costs of $1.0 million in connection with the refinancing of our revolving credit facility and payments on finance leases of $0.6 million, partially offset by proceeds from stock option exercises of $0.1 million. In addition, during the fifty-two weeks ended December 31, 2019, we borrowed $41.0 million on our revolving credit facility and made payments of $55.0 million on our revolving credit facility.
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
Debt and Other Obligations
Senior Credit Facility
During the fourth quarter of 2019, the Company refinanced the Senior Credit Facility, pursuant to Amendment No. 4 to the Credit Agreement among Del Taco, as borrower, the Company and its subsidiaries, as guarantors, Bank of America, N.A. as administrative agent and letter of credit issuer, the lenders party thereto, and other parties thereto, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35.0 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
Borrowings under the Senior Credit Facility, as amended, bear interest, at the borrower's option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Eurodollar Rate plus 1.00%. For Eurodollar loans, the margin is in the range of 1.25% to 2.00%. For base rate loans, the margin is in the range of 0.25% to 1.00%.
The Senior Credit Facility, as amended, includes negative covenants and financial covenants, including, among others, a maximum lease-adjusted consolidated leverage ratio covenant and a minimum consolidated fixed charge coverage ratio. We were in compliance with the financial covenants as of December 31, 2019.

At December 31, 2019, the weighted average interest rate on the outstanding balance of the Senior Credit Facility was 3.55%. As of December 31, 2019, there were $145.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at December 31, 2019 was $87.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a fixed notional amount of $70.0 million that effectively converted that portion of the outstanding balance of the the Company's revolving credit facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage to a capped interest rate of 2.00% plus the applicable percentage.
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	2020	2021-2022	2023-2024	2025 and thereafter
Operating leases, net (1)	$415,458	$35,414	$78,469	$64,225	$237,350
Finance leases	704	214	286	152	52
Long-term debt	146,070	220	340	145,250	260
Interest on long-term debt (2)	28,155	5,631	11,262	11,262	—
Purchase commitments (3)	40,626	7,800	32,528	298	—
Total (4)	$631,013	$49,279	$122,885	$221,187	$237,662

(1)
Includes amounts for restaurant operating leases related to the 12 restaurants closed in the fourth fiscal quarter of 2015 and related subleases, both of which have been included in our restaurant closure liability on our consolidated balance sheet as of January 1, 2019 and were reclassified to the respective operating lease right-of-use assets on January 2, 2019 in connection with the adoption of Topic 842.

(2)
Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 3.55%, a fee of 1.75% on the outstanding letters of credit and a 0.20% unused commitment fee on the unused balance of the revolver.

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

Off-Balance Sheet and Other Arrangements
At December 31, 2019, we had a $250.0 million revolving credit facility of which $17.3 million was reserved for outstanding letters of credit and $87.7 million was unused and available for borrowings. We did not have any material off-balance sheet arrangements.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program, effective

July 23, 2018, of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended December 31, 2019 we purchased 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. As of December 31, 2019, there was approximately $22.3 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.
During the fifty-two weeks ended January 1, 2019, we purchased 1,408,071 shares of common stock for an average price per share of $11.48 for an aggregate cost of approximately $16.2 million, including incremental direct costs to acquire the shares, and 47,511 warrants for an average price per warrant of $2.55 for an aggregate cost of approximately $0.1 million, including incremental direct costs to acquire the warrants.

During the fifty-two weeks ended January 2, 2018, the Company repurchased 424,439 warrants. Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018, 400,000 warrants were purchased from PW Acquisitions, LP, a related party at that time, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. The chief executive officer and managing member of the general partner of PW Acquisitions, LP was a member of the Company's Board of Directors at the time of the transaction.
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
Franchise Revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant, and renewal fees are deferred and recognized as revenue over the term of the renewal agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, franchise revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Franchise advertising contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides. The offset is recorded to Franchise Advertising Expenses.
Franchise sublease and other income is composed of rental income associated with properties leased or subleased to franchisees or third parties and is recognized as revenue on an accrual basis. In addition, franchise sublease and other income includes information technology hardware such as point of sale equipment, tables, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.
Goodwill and Indefinite-Lived Intangible Assets
The Company accounts for indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. Indefinite-lived intangible assets consist of goodwill and trademarks. The Company’s goodwill and trademarks are not amortized, but instead are tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. The Company assesses its goodwill and trademark for impairment annually in the fourth quarter of each fiscal year or whenever an indicator of impairment, such as disruptions to the business or unexpected significant declines in operating results or market capitalization, arises.
Based on the similarity of products, processes and customers across all its restaurants and the operating results regularly reviewed by the Company’s chief operating decision maker, the Company determined it has only one reporting unit and all goodwill is assigned to its single reporting unit when assessing goodwill for impairment. The Company evaluates goodwill for impairment by comparing the fair value of its reporting unit to the carrying value. During the fourth quarter of fiscal 2019, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminated step 2 from the goodwill impairment test, and an entity would recognize a goodwill impairment charge for the amount by which the carrying value exceeds the reporting unit's fair value.
In assessing potential goodwill impairment, the Company has the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of its reporting unit is less than its carrying value. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying value, the Company performs a quantitative impairment test. In fiscal 2019, a sustained decline in the Company’s stock price, which is an indicator of impairment, coincided with the annual goodwill impairment assessment. As such, the Company performed a quantitative impairment assessment for fiscal 2019 and determined that the fair value of its reporting unit was less that the carrying value. As such, the Company recorded a goodwill impairment charge of $118.3 million during the fourth quarter of fiscal 2019. In fiscal 2018 and fiscal 2017, the Company assessed qualitative factors and determined that the fair value of its reporting unit was more likely than not greater than its carrying value.
For its fiscal 2019 goodwill impairment assessment, the Company estimated the fair value of its reporting units using a combination of the discounted cash flow method and guideline public company method. Significant assumptions and estimates used in the discounted cash flow method include future revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates the Company’s weighted average cost of capital. Significant assumptions used in the guideline public company method include the selection of comparable companies.
For fiscal 2019, the Company also performed a quantitative impairment assessment of its indefinite-lived trademark using the relief from royalty method. Significant assumptions and estimates used in the relief from royalty method include future revenues, the royalty rate, brand maintenance expenses and a discount rate that approximates the Company’s weighted average cost of capital. Based on the quantitative impairment assessment, there was no impairment of the Company’s indefinite-lived trademark. In fiscal 2018 and fiscal 2017, the Company assessed qualitative factors and determined that the fair value of its indefinite-lived trademark was more likely than not greater than its carrying value.

Long-Lived Assets
Long-lived assets, including property and equipment, operating lease right-of-use assets and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. We evaluate such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. We generally estimate fair value using either the land and building real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant or agreement.
Insurance Reserves
Given the nature of our operating environment, we are subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, we maintain insurance for individual claims in excess of deductibles per claim (insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability). The amount of loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both specific and industry data, as well as general economic information. Loss reserves are based on estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. The estimation process for loss exposure requires us to continuously monitor and evaluate the life cycle of claims. We also monitor the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjust current year assumptions based on the hindsight analysis. We utilize actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liablity. We are not the primary obligor for our worker's compensation insurance policy, so therefore, we record a liability up to our deductible exposure.
Rent Expense

The Company has non-cancelable lease agreements for certain restaurant land and buildings under terms ranging up to 50 years, with one to four options to extend the lease generally for five to ten years per option period. At inception, each lease is evaluated to determine whether it will be classified as an operating or finance lease. Certain leases provide for contingent rentals based on percentages of net sales or have other provisions obligating the Company to pay related property taxes and certain other expenses. Contingent rentals are generally based on sales levels in excess of stipulated amounts as defined in the lease agreement, and thus are not considered minimum lease payments and are included in rent expense as incurred. Certain leases contain fixed and determinable escalation clauses for which the Company recognizes rental expense under these leases on the straight-line basis over the lease terms, which includes the period of time from when the Company takes possession of the leased space until the restaurant opening date (the rent holiday period), and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in operating lease right-of-use asset. In addition, the Company subleases certain buildings to franchisees and other unrelated third parties, which are classified as operating leases.
Restaurant Closure Charges, Net
The Company makes decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. The Company determines if discontinued operations treatment is appropriate and estimates the future obligations, if any, associated with the closure of restaurants and records the corresponding restaurant closure liability at the time the restaurant is closed. Prior to the adoption of Topic 842, these restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net are comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the restaurant closure liability during the period, any positive or negative adjustments to the restaurant closure liability in subsequent periods as more information becomes available. After the adoption of Topic 842, these restaurant closure obligations primarily consist of rent, property tax and common area maintenance on closed restaurant properties and the present value of non-lease executory costs for closed restaurant properties, net of estimated sublease income. Changes to the estimated liability for future non-lease executory costs based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. The change resulting from the adoption of Topic 842 led to an increase in restaurant closure charges for the fifty-two weeks ended December 31, 2019 as compared to the fifty-two weeks ended January 1, 2019.

Income Taxes
We use the liability method of accounting for income taxes. Deferred income taxes are provided for temporary differences between financial statement and income tax reporting, using tax rates scheduled to be in effect at the time the items giving rise to the deferred tax reverses. We recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained by the taxing authority. Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
We maintain deferred tax liabilities related to trademarks and other indefinite-lived assets that are not netted against the deferred tax assets as reversal of the taxable temporary difference cannot serve as a source for realization of the deferred tax assets, because the deferred tax liability will not reverse until some indefinite future period when the assets are either sold or written down due to an impairment. State net operating loss carryforwards begin to expire in 2024. We have determined that we do meet the “more likely than not” threshold that all net operating losses, tax credits and other deferred tax assets will be realized. We considered the weight of both positive and negative evidence and concluded that it is more likely than not that the net deferred tax assets will be realized and that no valuation allowance was required as of the date of acquisition or as of the balance sheet dates presented in this annual report on Form 10-K. Accordingly, a valuation allowance is not required.
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
In order to calculate the fair value of stock options and the associated compensation costs for share-based awards, we utilize the Black-Scholes option pricing model, and we have developed estimates of various inputs including forfeiture rate, expected term, expected volatility and risk-free interest rate. These assumptions generally require significant judgment. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected life of options granted is derived from the average of the contractual term of the option and the vesting period. Expected volatility is estimated using historical data from selected peer public company restaurants. These are selected based on similarities of size and other financial and operational characteristics. Volatility is calculated with reference to the historical daily closing equity prices of peer companies, prior to the grant date, over a period equal to the expected term. We calculate the risk-free interest rate using published U.S. Treasury rates in effect at the time of the grant with similar duration of the expected life of the options. We have not paid any dividends to date; therefore, we use an expected dividend yield of zero for option valuation purposes.
If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected life, the fair value calculated for stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense is included within general and administrative expenses.
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

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	53 Weeks Ended January 2, 2018
Company restaurant sales	$473,991	$471,193	$452,148
Restaurant operating expenses	392,182	378,572	363,228
Restaurant contribution	$81,809	$92,621	$88,920
Restaurant contribution margin	17.3%	19.7%	19.7%

A reconciliation of (loss) income from operations to restaurant contribution is provided below:

(Amounts in thousands)	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
(Loss) income from operations	(107,043)	34,033	41,247
Less:
Franchise revenue	(19,002)	(17,569)	(16,464)
Franchise advertising contributions	(14,516)	(13,300)	—
Franchise sublease and other income	(5,442)	(3,428)	(2,844)
Plus:
General and administrative	43,877	43,773	38,154
Franchise advertising expenses	14,516	13,300	—
Depreciation and amortization	25,488	25,794	23,362
Occupancy and other - franchise subleases and other	4,463	3,167	2,608
Pre-opening costs	1,650	1,584	1,591
Impairment of goodwill	118,250	—	—
Impairment of long-lived assets	7,159	3,861	—
Restaurant closure charges, net	2,961	394	191
Loss on disposal of assets and adjustments to assets held for sale, net	9,448	1,012	1,075
Restaurant contribution	$81,809	$92,621	$88,920
Company restaurant sales	$473,991	$471,193	$452,148
Restaurant contribution margin	17.3%	19.7%	19.7%

The following table sets forth reconciliations of net (loss) income to EBITDA and Adjusted EBITDA (in thousands):

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Net (loss) income	$(118,285)	$18,959	$49,871
Non-GAAP adjustments:
Provision (benefit) for income taxes	4,371	6,659	(15,824)
Interest expense	7,235	9,075	7,200
Depreciation and amortization	25,488	25,794	23,362
EBITDA	(81,191)	60,487	64,609
Stock-based compensation expense (a)	6,293	6,079	4,876
Loss on disposal of assets and adjustments to assets held for sale, net (b)	9,448	1,012	1,075
Impairment of long-lived assets (c)	7,159	3,861	—
Restaurant closure charges, net (d)	2,961	394	191
Amortization of favorable and unfavorable lease assets and liabilities, net (e)	—	(767)	(809)
Pre-opening costs (f)	1,650	1,584	1,591
Sublease income for closed restaurants (g)	(871)	—	—
Executive transition costs (h)	438	—	—
Impairment of goodwill (i)	118,250	—	—
Other income (j)	(364)	(660)	—
Adjusted EBITDA	$63,773	$71,990	$71,533

(a)	Includes non-cash, stock-based compensation.

(b)
Loss on disposal of assets and adjustments to assets held for sale, net includes adjustments to reduce the carrying amount for assets held for sale to estimated fair value less cost to sell, loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees, gains from the write-off of right-of-use assets and operating lease liabilities related to the terminations of leases and net gains or losses recorded associated with sale-leaseback transactions.

(c)	Includes costs related to impairment of long-lived assets.

(d)
During 2019, restaurant closure costs include rent expense, non-lease executory costs, other direct costs associated with previously closed restaurants and future obligations associated with the closure or net sublease shortfall of a restaurant. During 2018, restaurant closure costs include costs related to future obligations associated with the closure or net sublease shortfall of a restaurant and lease termination costs, partially offset by sublease income from leases which are treated as deemed landlord financing.

(e)	Includes amortization of favorable lease assets and unfavorable lease liabilities.

(f)
Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.

(g)	Includes other sublease income related to closed restaurants that have been subleased to third parties.

(h)	Includes costs associated with the transition of former Company executives, such as severance expense.

(i)	Includes costs related to impairment of goodwill.

(j)
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

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our senior credit facility debt, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our senior credit facility by entering into an interest rate derivative on a portion of the senior credit facility debt, as discussed above under “Hedging Arrangements.” As of December 31, 2019, we had outstanding variable rate borrowings of $145.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 in 2018, increased to $12.00 in 2019, increased to $13.00 in 2020 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 330 restaurants in California, of which 208 are company-operated and 122 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, and $14.25 per hour on July 1, 2019 until it reaches $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 21 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
On June 7, 2016, San Diego voters voted in favor of an ordinance to increase San Diego's minimum wage rate and allow employees working within the San Diego city limits to earn one hour of paid sick leave for every 30 hours worked. The San Diego City Council certified this minimum wage increase on July 11, 2016 with the increase taking effect on July 11, 2016. Under this ordinance, for any employee who works at least two hours within San Diego city limits, minimum wage increased to $10.50 per hour on July 11, 2016, $11.50 per hour on January 1, 2017, $12.00 per hour on January 1, 2019, $13.00 per hour on January 1, 2020, and the minimum wage rate will increase annually to an amount that corresponds to the prior year's increase, if any, in the cost of living. In addition, the ordinance provides up to five days of paid sick leave and allows unused sick leave to be carried over to the following year. This ordinance impacted five franchise-operated restaurants.

On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018 and $14.25 per hour on July 1, 2019. The minimum wage will then increase to $15.00 per hour on July 1, 2020. This local ordinance impacted one company-operated restaurant.
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, increased to $11.00 per hour in 2019 and increased to $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted three company-operated restaurants and 35 franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law will impact 40 company-operated restaurants and nine franchise-operated restaurants.
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

ITEM 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 31, 2019 and January 1, 2019	70
Consolidated Statements of Comprehensive (Loss) Income for the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018	71
Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018	72
Consolidated Statements of Cash Flows for the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018	73
Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Del Taco Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Del Taco Restaurants, Inc. (the Company) as of December 31, 2019 and January 1, 2019, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and January 1, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 2, 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

Irvine, California
March 12, 2020

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2019	January 1, 2019
Assets
Current assets:
Cash and cash equivalents	$1,421	$7,153
Accounts and other receivables, net	3,580	3,167
Inventories	3,123	2,932
Prepaid expenses and other current assets	2,289	4,935
Assets held for sale	8,411	14,794
Total current assets	18,824	32,981
Property and equipment, net	156,921	161,429
Operating lease right-of-use assets	258,278	—
Goodwill	192,739	321,531
Trademarks	220,300	220,300
Intangible assets, net	10,827	18,507
Other assets, net	4,568	4,208
Total assets	$862,457	$758,956
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$19,652	$19,877
Other accrued liabilities	34,577	34,785
Current portion of finance lease obligations, other debt and deemed landlord financing liabilities	220	1,033
Current portion of operating lease liabilities	17,848	—
Total current liabilities	72,297	55,695
Long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities, excluding current portion, net	144,581	178,664
Operating lease liabilities, excluding current portion	257,361	—
Deferred income taxes	69,510	69,471
Other non-current liabilities	16,601	32,852
Total liabilities	560,350	336,682
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,059,202 shares issued and outstanding at December 31, 2019; 37,305,342 shares issued and outstanding at January 1, 2019	4	4
Additional paid-in capital	333,379	336,941
Accumulated other comprehensive (loss) income	(52)	180
(Accumulated deficit) retained earnings	(31,224)	85,149
Total shareholders’ equity	302,107	422,274
Total liabilities and shareholders’ equity	$862,457	$758,956
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except share and per share data)

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Revenue:
Company restaurant sales	$473,991	$471,193	$452,148
Franchise revenue	19,002	17,569	16,464
Franchise advertising contributions	14,516	13,300	—
Franchise sublease and other income	5,442	3,428	2,844
Total revenue	512,951	505,490	471,456
Operating expenses:
Restaurant operating expenses:
Food and paper costs	130,711	128,873	125,391
Labor and related expenses	156,095	151,954	145,012
Occupancy and other operating expenses	105,376	97,745	92,825
General and administrative	43,877	43,773	38,154
Franchise advertising expenses	14,516	13,300	—
Depreciation and amortization	25,488	25,794	23,362
Occupancy and other - franchise subleases and other	4,463	3,167	2,608
Pre-opening costs	1,650	1,584	1,591
Impairment of goodwill	118,250	—	—
Impairment of long-lived assets	7,159	3,861	—
Restaurant closure charges, net	2,961	394	191
Loss on disposal of assets and adjustments to assets held for sale, net	9,448	1,012	1,075
Total operating expenses	619,994	471,457	430,209
(Loss) income from operations	(107,043)	34,033	41,247
Other expense (income), net:
Interest expense	7,235	9,075	7,200
Other income	(364)	(660)	—
Total other expense, net	6,871	8,415	7,200
(Loss) income from operations before provision (benefit) for income taxes	(113,914)	25,618	34,047
Provision (benefit) for income taxes	4,371	6,659	(15,824)
Net (loss) income	(118,285)	18,959	49,871
Other comprehensive (loss) income:
Change in fair value of interest rate cap, net of tax	(364)	122	(162)
Reclassification of interest rate cap amortization included in net income, net of tax	132	44	4
Total other comprehensive (loss) income, net	(232)	166	(158)
Comprehensive (loss) income	$(118,517)	$19,125	$49,713
(Loss) earnings per share:
Basic	$(3.20)	$0.50	$1.29
Diluted	$(3.20)	$0.49	$1.25
Weighted-average shares outstanding:
Basic	37,018,445	38,106,057	38,689,508
Diluted	37,018,445	38,683,959	39,949,907

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 3, 2017	$—	39,153,503	$4	$360,131	$172	$17,026	$377,333
Net income	—	—	—	—	—	49,871	49,871
Other comprehensive loss, net of tax	—	—	—	—	(158)	—	(158)
Comprehensive income							49,713
Stock-based compensation	—	—	—	4,876	—	—	4,876
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	257,518	—	(1,923)	—	—	(1,923)
Exercise of stock options	—	9,750	—	99	—	—	99
Repurchase of common stock and warrants	—	(986,497)	—	(13,849)	—	—	(13,849)
Balance at January 2, 2018	—	38,434,274	4	349,334	14	66,897	416,249
Adjustment for adoption of new revenue recognition standard, net of tax	—	—	—	—	—	(707)	(707)
Net income	—	—	—	—	—	18,959	18,959
Other comprehensive income, net of tax	—	—	—	—	166	—	166
Comprehensive income							19,125
Stock-based compensation	—	—	—	6,079	—	—	6,079
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	257,389	—	(2,378)	—	—	(2,378)
Exercise of stock options	—	21,750	—	222	—	—	222
Repurchase of common stock and warrants	—	(1,408,071)	—	(16,316)	—	—	(16,316)
Balance at January 1, 2019	—	37,305,342	4	336,941	180	85,149	422,274
Adjustment for adoption of new lease standard, net of tax	—	—	—	—	—	1,912	1,912
Net loss	—	—	—	—	—	(118,285)	(118,285)
Other comprehensive (loss) income, net of tax	—	—	—	—	(232)	—	(232)
Comprehensive loss	—	—	—	—	—	—	(118,517)
Stock-based compensation	—	—	—	6,293	—	—	6,293
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	316,341	—	(2,602)	—	—	(2,602)
Exercise of stock options	—	12,000	—	120	—	—	120
Repurchase of common stock and warrants	—	(574,481)	—	(7,373)	—	—	(7,373)
Balance at December 31, 2019	$—	37,059,202	$4	$333,379	$(52)	$(31,224)	$302,107
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Operating activities
Net (loss) income	$(118,285)	$18,959	$49,871
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for doubtful accounts	41	45	—
Depreciation and amortization	25,488	25,794	23,362
Amortization of favorable and unfavorable lease assets and liabilities, net	—	(767)	(809)
Amortization of deferred financing costs, debt discount and interest rate cap	550	445	389
Amortization of operating lease assets	21,681	—	—
Stock-based compensation	6,293	6,079	4,876
Impairment of goodwill	118,250	—	—
Impairment of long-lived assets	7,159	3,861	—
Deferred income taxes	(583)	1,097	(22,594)
Loss on disposal of assets and adjustments to assets held for sale, net	9,448	1,012	1,075
Restaurant closure charges	—	449	379
Other income	—	(523)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(349)	616	313
Inventories	(191)	(220)	6
Prepaid expenses and other current assets	(732)	1,949	(2,580)
Other assets	(273)	(125)	(162)
Accounts payable	(271)	2	2,332
Operating lease liabilities	(18,846)	—	—
Other accrued liabilities	(1,308)	(488)	(1,526)
Other non-current liabilities	973	3,647	2,856
Net cash provided by operating activities	49,045	61,832	57,788

Investing activities
Purchases of property and equipment	(43,696)	(48,032)	(50,627)
Proceeds from disposal of property and equipment, net	14,107	1,323	9,907
Purchases of other assets	(2,039)	(1,474)	(1,033)
Acquisition of franchisees	(4,832)	(1,841)	(1,128)
Proceeds from sale of company-operated restaurants, net	7,187	—	2,192
Net cash used in investing activities	(29,273)	(50,024)	(40,689)

Financing activities
Proceeds from deemed landlord financing liabilities	—	2,675	3,925
Repurchase of common stock and warrants	(7,373)	(16,316)	(13,849)
Payment of tax withholding related to restricted stock vesting, option exercises and distribution of restricted stock units	(2,602)	(2,378)	(1,923)
Payments on finance leases, other debt and deemed landlord financing	(635)	(1,417)	(1,587)
Proceeds from revolving credit facility	41,000	31,000	31,500
Payments on revolving credit facility	(55,000)	(25,000)	(37,500)
Payment of debt issue costs	(1,014)	—	—
Proceeds from exercise of stock options	120	222	99
Net cash used in financing activities	(25,504)	(11,214)	(19,335)
(Decrease) increase in cash and cash equivalents	(5,732)	594	(2,236)
Cash and cash equivalents at beginning of period	7,153	6,559	8,795
Cash and cash equivalents at end of period	$1,421	$7,153	$6,559

Supplemental cash flow information:
Cash paid during the period for interest	$6,919	$8,823	$6,873
Cash paid during the period for income taxes, net of tax refunds	3,856	3,061	9,441
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$5,729	$5,691	$5,134
Write-offs against bad debt reserves	30	26	—
Amortization of interest rate cap into net income, net of tax	132	44	4
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	(364)	122	(162)
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	298,942	—	—
Finance lease right-of-use assets obtained in exchange for lease obligations (1)	1,185	—	—
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncements	3,116	—	—
(1) Amounts for the fifty-two weeks ended December 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements
December 31, 2019
1. Description of Business

Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”), one of which is Del Taco LLC which has all of the material assets and operations of the Company. The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At December 31, 2019, there were 300 company-operated and 296 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At January 1, 2019, there were 322 company-operated and 258 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
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

The Company uses a fifty-two or fifty-three week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2019, 2018 and 2017 are fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2019, the Company’s financial statements reflect the fifty-two weeks ended December 31, 2019. For fiscal year 2018, the Company's financial statements reflect the fifty-two weeks ended January 1, 2019. For fiscal year 2017, the Company’s financial statements reflect the fifty-two weeks ended January 2, 2018.

Effective January 2, 2019 (the first day of fiscal year 2019), the Company adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as discussed in Note 2, using the modified retrospective method of transition. Current year results have been prepared in accordance with the new standard.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

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
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 3, 2018.
Company Restaurant Sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. The Company reports revenue net of promotional allowances as well as sales taxes collected from customers and remitted to governmental taxing authorities.
Franchise Revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant, and renewal fees are deferred and recognized as revenue over the term of the renewal agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, franchise revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of December 31, 2019 is as follows (in thousands):

FY 2020	$165
FY 2021	159
FY 2022	159
FY 2023	152
FY 2024	150
Thereafter	1,746
Total deferred franchise fees	$2,531
Franchise advertising contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides. The offset is recorded to franchise advertising expenses.
Franchise sublease and other income consists of rental income received from franchisees related to properties where we have subleased a leasehold interest to the franchisee but remain primarily liable to the landlord. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other. Franchise sublease income also includes rental income for closed restaurant properties where we have subleased to a third party but remain primarily liable to the landlord. The related expenses are recognized in Restaurant Closure Charges, net. Franchise other income also includes information technology hardware such as point of sale equipment, tables, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.
Gift Cards
The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income totaled $3.1 million and $2.8 million as of December 31, 2019 and January 1, 2019, respectively. The current portion of the deferred gift card income is included in other accrued liabilities on the consolidated balance sheets and totaled $1.6 million and $1.5 million as of December 31, 2019 and January 1, 2019, respectively. The non-current portion of the deferred gift card income was $1.5 million and $1.3 million as December 31, 2019 and January 1, 2019, respectively, and is included in other non-current liabilities on the consolidated balance sheets. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized gift card breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods but is not expected to be significant.
Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.
Accounts and Other Receivables, Net
Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor and landlords. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor, and the landlord receivables are for earned landlord reimbursement related to restaurants opened. The allowance for doubtful accounts is based on historical experience and a review on a specific identification basis of the collectability of existing receivables and totaled $0.1 million as of both December 31, 2019 and January 1, 2019.
Vendor Allowances
The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products. The non-current portion of reimbursements received by the Company in advance is included in other non-current liabilities on the consolidated balance sheets and totaled $0.3 million and $0.7 million as of December 31, 2019 and January 1, 2019, respectively. The current portion of these reimbursements is included in other accrued liabilities on the consolidated balance sheets and totaled $0.4 million as of both December 31, 2019 and January 1, 2019, respectively.
Inventories
Inventories, consisting of food items, packaging and beverages, are valued at the lower of cost (first-in, first-out method) or net realizable value.
Assets Held for Sale
Assets held for sale include the net book value of property and equipment and goodwill for Company-operated restaurants that the Company plans to sell within the next year to new or existing franchisees, as well as the net book value of owned property that the Company plans to sell and lease back within the next year. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell. Gains and losses realized on sale-leaseback transactions are recognized immediately. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale.
Property and Equipment
Property and equipment includes land, buildings, leasehold improvements, restaurant and other equipment, restaurant property leased to others and buildings under finance leases. Land, buildings, leasehold improvements, property and equipment acquired in business combinations are initially recorded at their estimated fair value. Land, buildings, leasehold improvements, property and equipment acquired or constructed in the normal course of business are initially recorded at cost. The Company provides for depreciation and amortization based on the estimated useful lives of assets using the straight-line method.

Estimated useful lives for property and equipment are as follows:

Buildings	20–35 years
Leasehold improvements	Shorter of useful life (typically 20 years) or lease term
Buildings under finance leases	Shorter of useful life (typically 20 years) or lease term
Restaurant and other equipment	3–15 years
The estimated useful lives for leasehold improvements are based on the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised. Depreciation and amortization expense associated with property and equipment totaled $22.7 million for the fifty-two weeks ended December 31, 2019, $23.1 million for the fifty-two weeks ended January 1, 2019 and $21.0 million for the fifty-two weeks ended January 2, 2018. These amounts include $0.5 million for the fifty-two weeks ended December 31, 2019 related to buildings under finance leases, as well as $0.9 million and 1.2 million for the fifty-two weeks ended January 1, 2019 and January 2, 2018, respectively, related to buildings under capital leases. Accumulated depreciation and amortization associated with property and equipment includes $0.3 million related to

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

buildings under finance leases as of December 31, 2019, as well as $2.2 million and $2.5 million related to buildings under capital leases as of January 1, 2019 and January 2, 2018, respectively.
The Company capitalizes construction costs which consist of internal payroll and payroll related costs and travel costs related to the successful acquisition, development, design and construction of the Company's new restaurants. Capitalized construction costs totaled $1.8 million for the fifty-two weeks ended December 31, 2019 and $1.6 million for both the fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the consolidated statements of comprehensive income. The Company capitalizes interest in connection with the construction of its restaurants. Interest capitalized totaled approximately $0.1 million for each of the fifty-two weeks ended December 31, 2019, the fifty-two weeks ended January 1, 2019, and the fifty-two weeks ended January 2, 2018.
Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received, if any, and net carrying values of the assets disposed and are included in loss on disposal of assets, net in the consolidated statements of comprehensive (loss) income.
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
In assessing potential goodwill impairment, the Company has the option to first assess the qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of net assets, including goodwill, is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value of net assets, including goodwill, is less than the carrying amount, the Company performs a quantitative impairment test. The methods the Company uses to estimate fair value include discounted future cash flows analysis and market valuation based on similar companies. Key assumptions included in the cash flow model include future revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates the Company's weighted average cost of capital. As the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, in 2019, the Company recognizes goodwill impairment for the carrying amount in excess of fair value. The Company also performs an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise.
In assessing potential impairments during the fourth quarter of 2019, the Company noted its stock price experienced a sustained decrease beginning in October 2019. As such, it bypassed the qualitative assessment and performed a quantitative assessment using both the discounted cash flow method and guideline public company method, weighting both equally in the assessment. Based on this quantitative analysis, it was determined that the fair value of the Company was less than its carrying value. The Company recognized an impairment charge of $118.3 million, equal to the excess of the carrying amount above fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive (loss) income.
During the fourth quarter of 2019, the Company also performed a quantitative impairment analysis of its indefinite-lived trademark using the relief from royalty method. Based on this analysis, the fair value of the Company's trademark was greater than its carrying value, and as such, no impairment was needed.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Intangible Assets, Net
Intangible assets primarily include franchise rights, reacquired franchise rights and favorable lease assets. Franchise rights, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the Closing Date of the Business Combination, are amortized on a straight-line basis to depreciation and amortization expense in the consolidated statements of comprehensive (loss) income over the remaining term of the franchise agreements. Reacquired franchise rights, which represent the fair value of reacquired rights that were previously granted to franchisees to use Del Taco's trade name under a franchise agreement, are amortized on a straight-line basis to depreciation and amortization in the consolidated statements of comprehensive (loss) income over the term of the former franchise agreement. Favorable lease assets represent the fair values of acquired lease contracts having contractual rents that are favorable compared to fair market rents as of the Closing Date of the Business Combination. In connection with the adoption of Topic 842, the Company reclassified its favorable lease assets to operating lease right-of-use assets as discussed in further detail in Note 6. As such, intangible assets did not include favorable lease assets as of December 31, 2019.
Other Assets, Net
Other assets, net consist of security deposits, straight-line rental income related to subleases and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized over the estimated useful life, typically 3 years. The net carrying value of capitalized software costs for the Company totaled $2.9 million and $2.3 million as of December 31, 2019 and January 1, 2019, respectively, and is included in other assets, net in the consolidated balance sheets. Capitalized software costs totaled $2.0 million for the fifty-two weeks ended December 31, 2019, $1.5 million for the fifty-two weeks ended January 1, 2019 and $1.0 million for the fifty-two weeks ended January 2, 2018. Amortization expenses totaled $1.4 million for the fifty-two weeks ended December 31, 2019, $1.2 million for the fifty-two weeks ended January 1, 2019 and $1.0 million for the fifty-two weeks ended January 2, 2018.
Long-Lived Assets
Long-lived assets, including property and equipment and definite-lived intangible assets, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using either the land and building real estate value for the respective restaurant or the discounted value of the estimated cash flows associated with the respective restaurant or agreement. During the fifty-two weeks ended December 31, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $7.2 million related to seven restaurants. During the fifty-two weeks ended January 1, 2019, the Company recorded an impairment charge totaling $3.9 million related to five restaurants. No such impairment charges were recorded during the fifty-two weeks ended January 2, 2018.
Rent Expense
The Company has non-cancelable lease agreements for certain restaurant land and buildings under terms ranging up to 50 years, with one to four options to extend the lease generally for five to ten years per option period. At inception, each lease is evaluated to determine whether it will be classified as an operating or finance lease. Certain leases provide for contingent rentals based on percentages of net restaurant sales or have other provisions obligating the Company to pay related property taxes and certain other expenses. Contingent rentals are generally based on restaurant sales levels in excess of stipulated amounts as defined in the lease agreement, and thus are not considered minimum lease payments and are included in rent expense as incurred. Certain leases contain fixed and determinable escalation clauses for which the Company recognizes rental expense under these leases on the straight-line basis over the lease terms, which includes the period of time from when the

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Company takes possession of the leased space until the restaurant opening date (the rent holiday period), and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in other non-current liabilities through 2018 prior to the adoption of Topic 842. In connection with the adoption of Topic 842 in 2019, the Company reclassified these deferred rent liabilities to the operating lease right-of-use asset. In addition, the Company subleases certain buildings to franchisees and other unrelated third parties, which are classified as operating leases.
Insurance Reserves
Given the nature of the Company’s operating environment, the Company is subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, the Company maintains insurance for individual claims in excess of deductibles per claim. The Company’s insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability. The amount of loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company-specific and industry data, as well as general economic information. Loss reserves are based on estimates of expected losses for determining reported claims and as the basis for estimating claims incurred but not reported. The estimation process for loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. The Company utilizes actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liability. The Company is not the primary obligor for its workers' compensation insurance policy, so therefore, the Company records a liability up to its deductible exposure.
Insurance Recovery Assets
In the normal course of its business, the Company incurs losses, such as those resulting from property damage and legal actions, that are covered by the Company's insurance policies. The Company records insurance recovery assets for losses it is entitled to recover under its insurance policies and when such recovery is probable. In determining whether a recovery is probable, the Company considers whether the Company has exceeded its deductible, the limits of its insurance policies and subsequent payment of claims.
Advertising Costs
Franchisees pay a weekly fee to the Company of 4% of their restaurants’ net sales as reimbursement for advertising and promotional services that the Company provides. Fees received in advance of payment for provided services are included in other accrued liabilities and were $0.6 million and $0.7 million at December 31, 2019 and January 1, 2019, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchise-operated restaurants. At December 31, 2019 and January 1, 2019, the Company had an additional $0.8 million and $0.9 million, respectively, accrued for this requirement.

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive (loss) income for Company expenses and included in franchise advertising expenses in the consolidated statements of comprehensive (loss) income for franchise expenses. Advertising expenses for the Company were $18.8 million for the fifty-two weeks ended December 31, 2019, $19.0 million for the fifty-two weeks ended January 1, 2019 and $18.1 million for the fifty-two weeks ended January 2, 2018.
Pre-opening Costs
Pre-opening costs, which include restaurant labor, supplies, cash and non-cash rent expense and occupancy and other operating costs incurred prior to the opening of a new restaurant are expensed as incurred. Pre-opening costs were $1.7 million for the fifty-two weeks ended December 31, 2019, and $1.6 million for both the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Restaurant Closure Charges, Net
The Company makes decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. The Company determines if discontinued operations treatment is appropriate and estimates the future obligations, if any, associated with the closure of restaurants and records the corresponding restaurant closure liability at the time the restaurant is closed. Prior to the adoption of Topic 842, these restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net are comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the restaurant closure liability during the period, any positive or negative adjustments to the restaurant closure liability in subsequent periods as more information becomes available. After the adoption of Topic 842, these restaurant closure obligations primarily consist of rent, property tax and common area maintenance on closed restaurant properties and the present value of non-lease executory costs for closed restaurant properties, net of estimated sublease income. Changes to the estimated liability for future non-lease executory costs based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. The change resulting from the adoption of Topic 842 led to an increase in restaurant closure charges for the fifty-two weeks ended December 31, 2019 as compared to the fifty-two weeks ended January 1, 2019.
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
Related Party Transactions
Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018, 400,000 warrants were purchased from PW Acquisitions, LP, a related party at that time, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. The chief executive officer and managing member of the general partner of PW Acquisitions, LP was a member of the Company's Board of Directors at the time of the transaction.
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
As of December 31, 2019, Del Taco operated and franchised a total of 372 restaurants in California (233 company-operated and 139 franchise-operated locations). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, fires, earthquakes or other natural disasters.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), along with related clarifications and improvements. This guidance results in the simplification of the goodwill impairment test. ASU 2017-04 eliminates the second step of the two-step goodwill impairment test, which required entities to calculate the implied fair value of goodwill in order to measure goodwill impairment. Instead, goodwill impairment is measured based on the excess of a reporting unit's carrying value over its fair value. The standard is effective for fiscal years beginning after December 15, 2019; however, the Company early adopted the standard during the fifty-two weeks ended December 31, 2019. Refer to Note 6 for further discussion of the impact on the Company's consolidated financial statements as a result of adopting this standard.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Upon adoption of ASU 2016-02, the Company recorded operating lease right-of-use assets and operating lease liabilities and derecognized all landlord funded assets, deemed landlord financing liabilities, deferred rent liabilities and favorable lease assets and unfavorable lease liabilities upon transition. Upon adoption, the Company recorded operating lease liabilities of approximately $230.6 million based on the present value of the remaining rental payments using discount rates as of the effective date. In addition, the Company recorded corresponding operating lease right-of-use assets of approximately $218.9 million, calculated as the initial amount of the Company's operating lease liabilities adjusted for prepaid and deferred rent, unamortized favorable lease assets and unamortized unfavorable lease liabilities, liabilities associated with lease termination costs and impairment of right-of-use assets recognized in retained earnings as of January 1, 2019. At the beginning of the period of adoption, the Company recorded the cumulative effect of adoption of $1.9 million to retained earnings. Beginning in fiscal 2019, leases historically treated as deemed landlord financing liabilities will be treated as operating leases resulting in an increase in occupancy and other expense and a decrease to depreciation expense and interest expense.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The impact of the adoption of ASC 2016-02 on the consolidated balance sheet was as follows:

	January 1, 2019	Effect of Adoption of Topic 842 (Leases)	January 2, 2019
Assets
Current assets:
Cash and cash equivalents	$7,153	$—	$7,153
Accounts and other receivables, net	3,167	—	3,167
Inventories	2,932	—	2,932
Prepaid expenses and other current assets	4,935	(2,564)	2,371
Assets held for sale	14,794	—	14,794
Total current assets	32,981	(2,564)	30,417
Property and equipment, net	161,429	(13,839)	147,590
Operating lease right-of-use assets	—	218,855	218,855
Goodwill	321,531	—	321,531
Trademarks	220,300	—	220,300
Intangible assets, net	18,507	(7,576)	10,931
Other assets, net	4,208	—	4,208
Total assets	$758,956	$194,876	$953,832
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$19,877	$—	$19,877
Other accrued liabilities	34,785	(425)	34,360
Current portion of finance lease obligations and deemed landlord finacing liabilities	1,033	(547)	486
Current portion of operating lease liabilities	—	17,303	17,303
Total current liabilities	55,695	16,331	72,026
Long-term debt, finance lease obligations and deemed landlord financing liabilities, excluding current portion, net	178,664	(19,040)	159,624
Operating lease liabilities	—	213,313	213,313
Deferred income taxes	69,471	708	70,179
Other non-current liabilities	32,852	(18,348)	14,504
Total liabilities	336,682	192,964	529,646
Shareholders' equity:			—
Preferred stock	—	—	—
Common stock	4	—	4
Additional paid-in capital	336,941	—	336,941
Accumulated other comprehensive income	180	—	180
Retained earnings	85,149	1,912	87,061
Total shareholders' equity	422,274	1,912	424,186
Total liabilities and shareholders' equity	$758,956	$194,876	$953,832

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a subsidiary becomes an equity method investment; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Furthermore, ASU 2019-12 simplifies the accounting for income taxes by doing the following: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets

The Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold.  Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using the discounted value of the estimated cash flows associated with the respective restaurant or agreement, using Level 3 inputs. The impairment charges represent the excess of the aggregate carrying value of a restaurant's operating lease right-of-use asset, furniture, fixtures and equipment and leasehold improvements over its estimated fair value. Impairment charges are allocated to a restaurant's operating lease right-of-use assets, furniture, fixtures and equipment and leasehold improvements on a pro rata basis based on the respective assets' carrying values.

In connection with the adoption of Topic 842, the Company evaluated the operating lease right-of-use assets for impairment, indicating the carrying amount of the operating lease assets for certain restaurants may not be recoverable, and recorded an impairment charge totaling $3.1 million at January 2, 2019 based on the estimates of future recoverable cash flows.

During the fifty-two weeks ended December 31, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $7.2 million related to seven restaurants. The Company wrote-off a portion of the operating lease right-of-use assets, furniture, fixtures and equipment and

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

leasehold improvements based on the estimate of future recoverable cash flows. During the fifty-two weeks ended January 1, 2019, the Company evaluated certain restaurants that had indicators of impairment based on operating performance and recorded an impairment charge totaling $3.9 million related to five restaurants. The Company wrote-off the value of furniture, fixtures and equipment and leasehold improvements based on the estimate of future recoverable cash flows. No impairment charges were recorded in continuing operations in the accompanying consolidated statements of comprehensive (loss) income for any other periods presented.

Restaurant Closure Charges, Net
At December 31, 2019 and January 1, 2019, the restaurant closure liability was $0.4 million and $2.4 million, respectively. The details of the restaurant closure activities are discussed below.
Restaurant Closures and Lease Reserves
At January 1, 2019, the restaurant closure liability balance was $0.3 million related to restaurants closures prior to 2015. During the fifty-two weeks ended December 31, 2019, in connection with the adoption of Topic 842, the Company reclassified the $0.3 million restaurant closure liability to offset the respective operating lease right-of-use assets.
Restaurant Closure and Other Related Charges for 12 Underperforming Restaurants
During the fourth quarter of 2015, the Company closed 12 company-operated restaurants. During the fifty-two weeks ended December 31, 2019, in connection with the adoption of Topic 842, the Company reclassified approximately $1.9 million of the lease related closure liability to offset the respective operating lease right-of-use assets. A summary of the restaurant closure liability activity, which relates to contract termination costs, for these 12 closed restaurants consisted of the following (in thousands):

Total
Balance at January 3, 2017	$1,773
Charges for accretion in current period	70
Cash payments	(376)
Adjustment to estimates based on current activity	144
Balance at January 2, 2018	1,611
Charges for accretion in current period	61
Cash payments	(327)
Adjustment to estimates based on current activity	747
Balance at January 1, 2019	2,092
Reclassified to operating lease right-of-use assets	(1,900)
Cash payments	(263)
Adjustment to estimates based on current activity	508
Balance at December 31, 2019	$437

The current portion of the restaurant closure liability is $0.1 million and $0.5 million at December 31, 2019 and January 1, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.3 million and $1.6 million at December 31, 2019 and January 1, 2019, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled in 2021.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

4. Property and Equipment, Net
Property and equipment, net at December 31, 2019 and January 1, 2019 consisted of the following, excluding amounts related to properties classified as held for sale (in thousands):

	December 31, 2019	January 1, 2019
Land	$1,927	$1,929
Buildings	4,569	4,335
Restaurant and other equipment	92,025	87,767
Leasehold improvements	116,177	121,409
Buildings under finance leases	871	3,390
Restaurant property leased to others	10,899	991
Construction-in-progress	11,680	10,697
	238,148	230,518
Less: Accumulated depreciation	(81,227)	(69,089)
Property and equipment, net	$156,921	$161,429
5. Summary of Refranchising, Assets Held for Sale and Franchise Acquisitions
Refranchising
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells the restaurants' inventory and equipment and retains ownership of the leasehold interest on the real estate of the lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents, and the Company records sublease assets/liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. Sublease assets represent subleases with stated rent above comparable market rents. Sublease assets are amortized to sublease income over the term of the related sublease. Sublease liabilities represent subleases with stated rent below comparable market rents and are amortized to sublease income over the term of the related sublease. Both sublease assets and sublease liabilities arise from the sale of company-operated restaurants to franchisees. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are also charged for separate standalone arrangements. Therefore, the Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company sold 31 company-operated restaurants to franchisees during the fifty-two weeks ended December 31, 2019 and 5 company-operated restaurants to franchisees during the fifty-two weeks ended January 2, 2018. The Company did not sell any company-operated restaurants to franchisees during the fifty-two weeks ended January 1, 2019. The following table provides detail of the related gain (loss) recognized during the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018 (dollars in thousands):

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Company-operated restaurants sold to franchisees	31	—	5

Proceeds from the sale of company-operated restaurants, net of selling costs	$7,310	$—	$2,192
Net assets sold (primarily furniture, fixtures and equipment)	(4,952)	—	(1,261)
Goodwill related to the company-operated restaurants sold to franchisees	(6,078)	—	(247)
Allocation to deferred franchise fees	(771)	—	—
Sublease liabilities, net (a)	(50)	—	(548)
Other direct costs	(123)	—	(5)
(Loss) gain on sale of company-operated restaurants (b)	$(4,664)	$—	$131
(a) During the fifty-two weeks ended December 31, 2019, the Company recorded sublease assets of $1.2 million and sublease liabilities of $1.3 million. During the fifty-two weeks ended January 2, 2018, the Company recorded sublease assets of $0.1 million and sublease liabilities of $0.6 million.
(b) Included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive (loss) income.
Assets Held for Sale
Assets held for sale include the net book value of property and equipment for Company-operated restaurants that the Company plans to sell within the next year to new or existing franchisees. Long-lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.
During the fifty-two weeks ended December 31, 2019, the Company reclassified approximately $6.8 million of property and equipment and approximately $14.8 million of goodwill related to the Company-operated restaurants the Company plans to sell to assets held for sale, and also recorded an $8.7 million adjustment to the assets held for sale in order to record the assets held for sale at their estimated net realizable value, net of estimated direct selling costs and estimated sublease assets and liabilities. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include an asset purchase agreement and negotiated or proposed letters of intent. During the fourth quarter of fiscal 2019, the Company sold 18 restaurants that had been reclassified to assets held for sale during the fifty-two weeks ended December 31, 2019, decreasing the asset held for sale balance by $4.5 million (see the discussion above under Refranchising for further information).
During the fifty-two weeks ended December 31, 2019, the Company entered into three sale-leaseback arrangements with third party private investors, with two arrangements completed during the first quarter of fiscal 2019 and one during the second quarter of fiscal 2019. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $12.7 million. Under two of the arrangements, the Company sold the land and buildings related to restaurants constructed during 2018 and leased them back for a term of 20 years. Under one of the arrangements, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.2 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income. The assets sold were included in assets held for sale as of January 1, 2019.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Assets held for sale at December 31, 2019 and January 1, 2019 consisted of the following (in thousands):

	December 31, 2019	January 1, 2019
Other property and equipment held for sale	$4,025	$2,023
Goodwill (a)	4,386	—
Assets held for sale and leaseback	—	12,771
Assets held for sale	$8,411	$14,794
(a) During the fifty-two weeks ended December 31, 2019, the Company reclassified $14.8 million of goodwill to assets held for sale, including $6.1 million related to 18 stores that were subsequently sold during the fifty-two weeks ended December 31, 2019. The Company also recorded an $8.7 million adjustment to the goodwill component of assets held for sale to record the assets at their estimated net realizable value and relieved $1.7 million from the goodwill component of assets held for sale upon the sale of 18 stores that were classified as held for sale.

Franchise Acquisitions
The Company acquired four franchise-operated restaurants during the fifty-two weeks ended December 31, 2019, three franchise-operated restaurant during the fifty-two weeks ended January 1, 2019 and one franchise-operated restaurants during the fifty-two weeks ended January 2, 2018. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes.
The following table provides detail of the combined acquisitions for the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018 (dollars in thousands):

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Franchise-operated restaurants acquired from franchisees	4	3	1

Goodwill	$4,302	$893	$860
Property and equipment	660	798	360
Reacquired franchise rights	—	150	—
Operating lease right-of-use assets	2,006	—	—
Operating lease liabilities	(2,006)	—	—
Unfavorable lease liabilities (a)	(130)	—	(85)
Liabilities assumed	—	—	(7)
Total Consideration	$4,832	$1,841	$1,128

(a) Unfavorable lease liabilities of $0.1 million for the fifty-two weeks ended December 31, 2019 were recorded as an adjustment to the respective operating lease right-of-use asset.

During the fifty-two weeks ended January 1, 2019, the Company wrote-off $0.6 million of unfavorable lease liabilities related to franchise subleases, offset by $0.1 million of straight line deferred rent assets (included in other assets) which were terminated in connection with the Company's acquisition of the related franchise-operated restaurants.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fifty-two weeks ended December 31, 2019 are as follows (in thousands):

Goodwill
Balance as of January 1, 2019	$321,531
Acquisition of franchise-operated restaurants	4,302
Sale of company-operated restaurants to franchisees	(83)
Goodwill reclassified to held for sale	(14,761)
Impairment of goodwill	(118,250)
Balance as of December 31, 2019	$192,739

The decrease in goodwill was due primarily to an impairment of $118.3 million as described in more detail below and the reclassification of goodwill to held for sale of $14.8 million related to the Company's refranchising plans during the fifty-two weeks ended December 31, 2019 as described in more detail in Note 5.

During the fourth quarter of fiscal 2019, the Company experienced a sustained decline in its stock price, which is an indicator of impairment. As such, the Company performed a quantitative goodwill impairment assessment using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, a discount rate that approximates the Company’s weighted average cost of capital and a selection of comparable companies. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value. As the Company early adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, during the fourth quarter of fiscal 2019, it recognized a goodwill impairment charge of $118.3 million, equal to the excess of the reporting unit’s carrying value above fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive (loss) income.
The carrying value of trademarks was $220.3 million at both December 31, 2019 and January 1, 2019.
The Company’s other intangible assets at December 31, 2019 and January 1, 2019 consisted of the following (in thousands):

	December 31, 2019			January 1, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Favorable lease assets	$—	$—	$—	$13,118	$(5,542)	$7,576
Sublease assets	1,340	(82)	1,258	—	—	—
Franchise rights	14,298	(5,465)	8,833	15,032	(4,411)	10,621
Reacquired franchise rights	943	(207)	736	417	(107)	310
Total amortized other intangible assets	$16,581	$(5,754)	$10,827	$28,567	$(10,060)	$18,507

Favorable lease assets are related to below-market leasing arrangements. In connection with the adoption of Topic 842, the Company reclassified $7.6 million of favorable lease assets, net to operating lease right-of-use assets (see Notes 2 and 15 for more information) as of January 2, 2019.

During the fifty-two weeks ended December 31, 2019, the Company recorded $1.2 million of sublease assets in connection with the sale of company-operated restaurants (see Note 5 for more information).
During the fifty-two weeks ended December 31, 2019, the Company wrote-off $0.1 million of franchise rights associated with the closure of three franchise operated restaurants, and the Company reclassified $0.5 million of franchise rights as reacquired franchise rights from the acquisition of four franchise locations. During the fifty-two weeks ended January 1, 2019, the Company wrote-off $0.1 million of franchise rights associated with the closure of one franchise operated restaurant, $0.1

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

million of franchise rights associated with six franchise locations were fully amortized and the Company reclassified $24,000 of franchise rights as reacquired franchise rights from the acquisition of one franchise location.
Sublease assets are amortized using the straight-line method over the remaining life of the sublease. The weighted-average amortization period as of December 31, 2019 for sublease assets was 14.3 years. Franchise rights are amortized using the straight-line method over the remaining life of the franchise agreements or 40 years, whichever is less. The weighted-average amortization period as of December 31, 2019 for franchise rights was 12.9 years. Reacquired franchise rights are amortized using the straight-line method over the remaining life of the former franchise agreement. The weighted-average amortization period as of December 31, 2019 for reacquired franchise rights was 9.8 years.
Amortization expense for amortizable intangible assets and other assets totaled $2.8 million, $3.1 million and $3.3 million for the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively. Amortization for sublease assets totaled $82,000, $12,000 and $5,000 for the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively. Amortization expense for franchise rights totaled $1.3 million, $1.4 million and $1.3 million for the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively. Amortization expense for reacquired franchise rights totaled $101,000, $58,000 and $40,000 for the fifty-two weeks ended December 31, 2019, January 1, 2019 and January 2, 2018, respectively. The estimated future amortization for sublease assets, franchise rights and reacquired franchise rights for the next five fiscal years is as follows (in thousands):

	Sublease Assets	Franchise Rights	Reacquired Franchise Rights
2020	$95	$1,137	$105
2021	95	1,027	101
2022	95	930	78
2023	92	845	67
2024	92	770	66
7. Debt, Obligations Under Finance Leases and Deemed Landlord Financing Liabilities
The Company’s long-term debt, finance lease obligations, other debt and deemed landlord financing liabilities at December 31, 2019 and January 1, 2019 consisted of the following (in thousands):

	December 31, 2019	January 1, 2019
2015 Senior Credit Facility, as amended, net of unamortized debt discount of $231 and $459 and deferred financing costs of $1,038 and $155 at December 31, 2019 and January 1, 2019, respectively	$143,731	$158,386
Total outstanding indebtedness	143,731	158,386
Obligations under finance leases, other debt and deemed landlord financing liabilities	1,070	21,311
Total debt, net	144,801	179,697
Less: amounts due within one year	220	1,033
Total amounts due after one year, net	$144,581	$178,664

At December 31, 2019 and January 1, 2019, the Company assessed the amounts recorded under the 2015 Senior Credit Facility, as amended, and determined that such amounts approximated fair value.
2015 Senior Credit Facility
On August 4, 2015, the Company refinanced its then existing senior credit facility and entered into a new credit agreement (the the “Senior Credit Facility”). The Senior Credit Facility, which was to mature on August 4, 2020, provided for a $250 million revolving credit facility.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Prior to September 2019, at the Company’s option, loans under the Senior Credit Facility bore interest at a base rate or LIBOR, plus an applicable margin determined in accordance with a consolidated total lease adjusted leverage ratio-based pricing grid. The base rate was calculated as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the published Bank of America prime rate, and (c) LIBOR plus 1.00%. For LIBOR loans, the applicable margin was in the range of 1.50% to 2.50%, and for base rate loans the applicable margin was in the range of 0.50% to 1.50%. The Senior Credit Facility capacity used to support letters of credit incurred fees equal to the applicable margin of 1.75%. The Senior Credit Facility unused commitment was 0.20% fee prior to the amendment.
In September 2019, the Company refinanced the Senior Credit Facility, pursuant to Amendment No. 4 to the Credit Agreement among Del Taco, as borrower, the Company and its subsidiaries, as guarantors, Bank of America, N.A. as administrative agent and letter of credit issuer, the lenders party thereto, and other parties thereto, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
Borrowings under the Senior Credit Facility, as amended, bear interest, at the borrower's option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Eurodollar Rate plus 1.00%. For Eurodollar loans, the margin is in the range of 1.25% to 2.00%. For base rate loans, the margin is in the range of 0.25% to 1.00%. Borrowings under the Senior Credit Facility, as amended, may be repaid and reborrowed.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of December 31, 2019. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
Upon the original refinancing in August 2015, the Company capitalized lender debt discount costs and deferred financing costs of $1.4 million and $0.5 million, respectively, related to the Senior Credit Facility. In September 2019, the Company capitalized deferred financing costs of $1.0 million in connection with the amendment of the Senior Credit Facility. Debt discount costs and deferred financing costs are presented net of the outstanding balance on the consolidated balance sheets and will be amortized to interest expense over the term of the facility. Amortization of deferred financing costs and debt discount totaled $0.4 million for each of the fifty-two weeks ended December 31, 2019, the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018.
At December 31, 2019, the weighted average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 3.55%. At December 31, 2019, the Company had a total of $87.7 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $145.0 million of outstanding borrowings and $17.3 million of letters of credit outstanding which reduce availability under the Senior Credit Facility, as amended.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Other Debt Information

Based on debt agreements and leases in place as of December 31, 2019, future maturities of debt were as follows (in thousands):

2020	$220
2021	225
2022	115
2023	121
2024	145,129
Thereafter	260
Total maturities	146,070
Less: debt discount and deferred financing costs	(1,269)
Total debt, net	$144,801
8. Derivative Instruments
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement has a notional amount of $70.0 million that effectively converted that portion of the outstanding balance of the revolving credit facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through December 31, 2019, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
2016 Interest Rate Cap Agreement
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms perfectly match with the interest rate cap reset dates and other critical terms during the fifty-two weeks ended December 31, 2019.
During the fifty-two weeks ended December 31, 2019, the Company reclassified $0.2 million of interest expense related to hedges of these transactions into earnings. As of December 31, 2019, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at December 31, 2019 remain constant, $0.1 million of interest expense related to hedges of these transactions is expected to be reclassified into earnings over the next three months. The Company intends to ensure that this hedge remains effective; therefore, approximately $0.1 million is expected to be reclassified into interest expense over the next three months.
The effective portion of the 2016 Interest Rate Cap Agreement through December 31, 2019 was included in accumulated other comprehensive income.
9. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the 2015 Senior Credit Facility, as amended, approximated its fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of December 31, 2019 and January 1, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, these included derivative instruments related to interest rates. The Company determined the fair values of the interest rate cap contracts based on counterparty quotes, with appropriate adjustments for any

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company has categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.0 million at December 31, 2019 and $0.5 million at January 1, 2019 and is included in other assets in the Company’s consolidated balance sheets.

The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	December 31, 2019		January 1, 2019
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
2015 Senior Credit Facility, as amended	$143,731	$143,731	$158,386	$158,386
The Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and January 1, 2019 were as follows (in thousands):

	December 31, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	January 1, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$499	$—	$499	$—
Total assets measured at fair value	$499	$—	$499	$—
10. Other Accrued Liabilities and Other Non-Current Liabilities
A summary of other accrued liabilities follows (in thousands):

	December 31, 2019	January 1, 2019
Employee compensation and related items	$10,008	$12,888
Accrued insurance	5,900	5,664
Accrued sales tax	4,099	3,952
Accrued property and equipment purchases	3,190	3,196
Accrued real property tax	1,652	1,420
Accrued gift cards	1,585	1,531
Accrued rent and related items	1,382	1,248
Accrued advertising	1,345	1,578
Restaurant closure liabilities	129	623
Other	5,287	2,685
	$34,577	$34,785

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

On January 2, 2019, the first day of Fiscal 2019, the Company reclassified $0.4 million of current restaurant closure liabilities to operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).

A summary of other non-current liabilities follows (in thousands):

	December 31, 2019	January 1, 2019
Unfavorable lease liabilities	$—	$11,975
Sublease liabilities	1,223	—
Insurance reserves	8,110	8,794
Deferred rent liability	—	4,594
Deferred development and initial franchise fees	4,241	2,742
Deferred gift card income	1,474	1,290
Unearned trade discount, non-current	320	739
Restaurant closure liabilities	308	1,788
Other	925	930
	$16,601	$32,852

On January 2, 2019, the first day of Fiscal 2019, the Company reclassified $12.0 million of unfavorable lease liabilities, $4.6 million of deferred rent liabilities and $1.8 million of restaurant closure liabilities to the respective operating lease right-of-use assets in connection with the adoption of Topic 842 (see Note 2 for more information).
11. Stock-Based Compensation
2015 Omnibus Incentive Plan
In connection with the approval of the Business Combination, the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the 2015 Plan, there are 3,300,000 shares of common stock reserved and authorized. At December 31, 2019, there were 704,948 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $6.3 million for the fifty-two weeks ended December 31, 2019, $6.1 million for the fifty-two weeks ended January 1, 2019 and $4.9 million for the fifty-two weeks ended January 2, 2018.
Restricted Stock Awards
During the fifty-two weeks ended December 31, 2019, 531,173 shares of restricted stock were granted to certain directors, officers and employees of the Company under the 2015 Plan. These restricted stock awards for officers and employees vest on a straight-line basis in equal annual installments over four years from the grant date and over one year from the grant date for directors.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

A summary of outstanding and unvested restricted stock activity as of December 31, 2019 and changes during the period from January 1, 2019 through December 31, 2019 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2019	1,234,531	$12.87
Granted	531,173	12.17
Vested	(520,835)	12.04
Forfeited	(102,151)	12.89
Nonvested at December 31, 2019	1,142,718	$12.92

During the fifty-two weeks ended December 31, 2019 and January 1, 2019, the Company made payments of $2.6 million and $2.4 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 204,494 and 168,484 shares withheld, respectively. As of December 31, 2019, there was $9.3 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted-average period of 2.5 years. The weighted average grant date fair value of restricted stock awards granted was $12.17, $13.88 and $13.64 during the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018, respectively. The total fair value of awards that became fully vested during the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018 was $6.6 million, $5.9 million and $5.4 million, respectively.
Stock Options
During the fifty-two weeks ended December 31, 2019, 5,000 stock options were granted to an employee of the Company under the 2015 Plan. The stock options vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of stock option activity as of December 31, 2019 and changes during the period from January 1, 2019 through December 31, 2019 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2019	453,250	$11.74	5.0	$77
Granted	5,000	10.43
Exercised	(12,000)	10.05
Forfeited / Expired	(33,500)	12.47
Options outstanding at December 31, 2019	412,750	$11.71	3.8	$—
Options exercisable at December 31, 2019	276,498	$11.02	3.3	$—
Options exercisable and expected to vest at December 31, 2019	391,896	$11.62	3.7	$—
The aggregated intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on December 31, 2019 and January 1, 2019, respectively.
The following table reflects the weighted-average assumptions used in the Black-Scholes option-pricing model to value the stock options granted in the fifty-two weeks ended December 31, 2019, the fifty-two weeks ended January 1, 2019 and the fifty-two weeks ended January 2, 2018:

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019	52 Weeks Ended January 2, 2018
Expected volatility	35.61%	36.29%	36.09%
Risk-free rate of return	2.49%	2.71%	1.86%
Expected life (in years)	4.75	4.74	4.75
Dividend yield	—	—	—
Fair value per share at date of grant	$3.59	$4.92	$4.63
Since the Company does not have a substantial history of traded common stock activity, expected volatility was based on historical data from selected peer public company restaurants. The risk-free rate is based on published U.S. Treasury rates in effect at the time of grant with a similar duration of the expected life of the options. The expected life of options granted is derived from the average of the contractual term of the option and the vesting periods. The Company has not paid any dividends to date; therefore, the Company used an expected dividend yield of zero for option valuation purposes.
As of December 31, 2019, there was $0.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options grants, which is expected to be recognized over a weighted-average remaining period of 1.9 years. The total intrinsic value of stock options exercised was $29,000, $51,000 and $25,000 during the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018, respectively.
12. Shareholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2019, there were 37,059,202 shares of common stock issued and outstanding and warrants to purchase 5,105,982 shares of the Company’s common stock outstanding at a strike price of $11.50. All of the outstanding warrants are exercisable.
The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2019, there were no preferred shares issued or outstanding.
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions.
During the fifty-two weeks ended December 31, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company expects to retire the repurchased shares and warrants and therefore has accounted for them as constructively retired as of December 31, 2019. As of December 31, 2019, there was approximately $22.3 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.

Of the 424,439 warrants purchased during the fifty-two weeks ended January 2, 2018, 400,000 warrants were purchased from PW Acquisitions, LP, a related party at that time, at $3.75 per warrant, representing a 5% discount from the closing price of $3.95 per warrant on the transaction date. The chief executive officer and managing member of the general partner of PW Acquisitions, LP was a member of the Company's Board of Directors at the time of the transaction.
13. (Loss) Earnings per Share
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
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Numerator:
Net (loss) income	$(118,285)	$18,959	$49,871
Denominator:
Weighted-average shares outstanding - basic	37,018,445	38,106,057	38,689,508
Dilutive effect of restricted shares	—	256,217	417,371
Dilutive effect of stock options	—	17,611	28,931
Dilutive effect of warrants	—	304,074	814,097
Weighted-average shares outstanding - diluted	37,018,445	38,683,959	39,949,907
Net (loss) income per share - basic	$(3.20)	$0.50	$1.29
Net (loss) income per share - diluted	$(3.20)	$0.49	$1.25
Antidilutive options, unvested restricted stock awards, and warrants excluded from the computations	6,661,450	686,278	69,722
Antidilutive stock options and unvested restricted stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares. The Company reported a net loss for the fifty-two weeks ended December 31, 2019 and, accordingly, all outstanding stock options and unvested restricted stock were excluded from the calculation of diluted earnings per share because their effect would be antidilutive.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

14. Income Taxes
The components of the provision (benefit) for income taxes are as follows (in thousands):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Current:
Federal	$3,311	$3,762	$5,884
State	1,643	1,800	886
	4,954	5,562	6,770
Deferred:
Federal	(146)	698	(24,636)
State	(437)	399	2,042
	(583)	1,097	(22,594)
Income tax provision (benefit)	$4,371	$6,659	$(15,824)
On December 22, 2017, the Tax Cuts and Jobs Act, (the “Act”) was enacted, reducing the U.S. federal corporate income tax rate from 35% to 21%, among other changes, for tax years beginning after December 31, 2017.
The effective tax rates for the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018 were (3.8)%, 26.0% and (46.5)%, respectively. The difference between the effective rates and the statutory federal income tax rate is composed of the following items (dollars in thousands):

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	December 31, 2019		January 1, 2019		January 2, 2018
Federal income taxes	$(23,922)	21.0%	$5,380	21.0%	$11,916	35.0%
State and local income taxes, net of federal tax benefit	1,302	(1.1)%	1,639	6.4%	1,688	5.0%
Goodwill impairment and adjustments to assets held for sale	27,909	(24.5)%	—	—%	—	—%
Targeted job credits	(712)	0.6%	(727)	(2.8)%	(420)	(1.2)%
Tax reform	—	—%	(291)	(1.1)%	(29,111)	(85.5)%
Executive compensation disallowed	413	(0.3)%	362	1.4%	81	0.2%
Permanent tax differences and other	(619)	0.5%	296	1.1%	22	—%
Income tax provision (benefit)	$4,371	(3.8)%	$6,659	26.0%	$(15,824)	(46.5)%

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2019	January 1, 2019
Deferred tax assets:
Deferred rent	$—	$1,173
Accrued insurance	3,625	3,685
Restaurant closure liabilities	139	652
Net operating loss carryforwards and tax credits	70	122
Deferred income	1,484	1,196
Stock-based compensation	1,122	1,049
Accrued compensation	589	532
Operating lease liabilities	75,330	—
Other, net	542	494
Deferred tax assets	82,901	8,903
Less: valuation allowance	—	—
Net deferred tax assets	82,901	8,903

Deferred tax liabilities:
Property, equipment and intangible assets	(73,473)	(69,357)
Operating lease right-of-use assets	(69,930)	—
Investment in subsidiary	(7,309)	(7,448)
Prepaid expenses	(1,574)	(1,569)
Other assets	(125)	—
Deferred tax liabilities	(152,411)	(78,374)
Net deferred tax liabilities	$(69,510)	$(69,471)
The Company maintains deferred tax liabilities related to trademarks and other indefinite-lived assets that are not netted against the deferred tax assets as the reversal of the taxable temporary difference cannot serve as a source for realization of the deferred tax assets because the deferred tax liability will not reverse until some indefinite future period when the assets are either sold or written down due to an impairment.
The Company had no federal net operating loss carryforwards as of both December 31, 2019 and January 1, 2019. State tax credit carryforwards as of December 31, 2019 totaled $0.1 million and begin to expire in 2024. State tax credit carryforwards as of January 1, 2019 totaled $0.1 million and begin to expire in 2024.
As of December 31, 2019 and January 1, 2019, the Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that the Company's deferred tax assets will be realized and no valuation allowance is required.
As of December 31, 2019 and January 1, 2019, the liability for unrecognized tax benefits was $0.2 million, and is included in other non-current liabilities in the consolidated balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018, the Company did not have any accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases within the next twelve months to its unrecognized tax benefits. The total amount of net unrecognized tax benefits that would impact the Company's effective tax rate, if ever recognized, is $0.2 million.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The Company is subject to U.S. and state income taxes. The Company is no longer subject to federal and state income tax examinations for years before 2016 and 2015, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss and tax credit carry forward amounts.
15. Leases
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
The Company determines if an arrangement is a lease and whether it is an operating lease or finance lease at inception. The operating right-of-use assets and operating lease liabilities are recognized at the lease commencement date. In determining the Company’s operating right-of-use assets and operating lease liabilities, the Company applies a discount rate to the lease payments within each lease agreement. As most of the Company’s lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating right-of-use asset also includes any advanced payments made and is reduced by lease incentives, initial direct costs incurred and impairment of operating lease right-of-use assets and adjusted by favorable lease assets and unfavorable lease liabilities.
Some of the Company's lease agreements contain rent escalation clauses (including adjustments based on changes in indexes), rent holidays, capital improvement funding or other lease concessions. The Company recognizes rental expense on a straight-line basis based on fixed components of a lease arrangement and the Company amortizes this expense over the term of the lease beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are recognized in expense as incurred.
The Company has subleased certain properties to franchisees and other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. In general, the terms of the sublease are similar to the terms of the master lease.
The components of lease cost for the fifty-two weeks ended December 31, 2019 were as follows (in thousands):

	Classification	52 Weeks Ended December 31, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$38,816
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	451
Interest on lease liabilities	Interest expense	95
Short-term lease cost	Occupancy and other operating expenses	421
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	1,769
Sublease income	Franchise sublease and other income	(4,448)
Total lease cost		$37,104

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Prior to the adoption of Topic 842, the components of rent expense for all non-cancelable operating leases for the fifty-two weeks ended January 1, 2019 and January 2, 2018 were comprised of the following (in thousands):

	52 Weeks Ended	52 Weeks Ended
	January 1, 2019	January 2, 2018
Minimum rental expense	$29,134	$27,372
Favorable and unfavorable lease assets and liabilities amortization, net	(767)	(809)
Straight-line rent expense	722	826
Contingent rent expense	715	685
	$29,804	$28,074

Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of December 31, 2019 and January 1, 2019 was as follows (in thousands):

	December 31, 2019	January 1, 2019
Operating lease assets:
Operating lease right-of-use assets	$258,278	$—
Operating lease liabilities:
Current portion of operating lease liabilities	$17,848	$—
Operating lease liabilities, excluding current portion	257,361	—
Total operating lease liabilities	$275,209	$—

Finance lease assets:
Buildings under finance leases	$871	$3,370
Accumulated depreciation	(334)	(2,193)
Finance lease asset, net	$537	$1,177
Finance lease obligations:
Current portion of finance lease obligations	$162	$510
Long-term portion of finance lease obligations	412	757
Total finance lease obligations	$574	$1,267
As of January 1, 2019, deferred rent liability was $16.6 million, which included unfavorable lease liabilities of $12.0 million, net of accumulated amortization of $7.2 million. On January 2, 2019, the Company reclassified the deferred rent liability, including the unfavorable lease liabilities, to operating lease right-of-use assets in connection with the adoption of Topic 842.

Weighted Average Remaining Lease Term (in years)	December 31, 2019
Operating leases	12.6
Finance leases	4.0

Weighted Average Discount Rate	December 31, 2019
Operating leases	6.61%
Finance leases	10.36%

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Supplemental cash flow information related to leases was as follows (in thousands):

52 Weeks Ended December 31, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$33,009
Operating cash flows used for finance leases	$95
Financing cash flows used for finance leases	$489

The estimated future lease payments as of December 31, 2019 are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2020	$214	$35,414	$(5,858)	$29,770
2021	200	38,392	(5,784)	32,808
2022	86	40,077	(6,317)	33,846
2023	79	34,971	(5,701)	29,349
2024	73	29,254	(5,085)	24,242
Thereafter	52	237,350	(54,513)	182,889
Total lease payments	$704	$415,458	$(83,258)	$332,904
Amounts representing interest	(130)	(140,249)		(140,379)
Present value of lease obligations	$574	$275,209		$192,525

The Company has subleased 57 properties to franchisees and other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $83.3 million as of December 31, 2019.

As of December 31, 2019, we have legally binding lease payments related to restaurant leases that have not yet commenced of $19.5 million.
Franchise sublease income which includes minimum rent, percentage rent, real estate taxes and common area maintenance is classified separately under franchise sublease and other income on the consolidated statements of comprehensive (loss) income. Franchise sublease expenses which include minimum rent, percentage rent, real estate taxes and common area maintenance are classified separately under occupancy and other – franchise sublease and other on the consolidated statements of comprehensive (loss) income. For the fifty-two weeks ended December 31, 2019, franchise sublease expenses also include $1.4 million associated with the closure or net sublease shortfall of restaurants classified separately under restaurant closure charges, net on the consolidated statements of comprehensive (loss) income. Total franchise sublease income and franchise sublease expense for the Company comprise the following (in thousands):

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2019	January 1, 2019	January 2, 2018
Franchise sublease income	(4,448)	$(3,115)	$(2,844)
Franchise sublease expense	5,080	2,855	2,608

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

One Del Taco franchisee has a direct sublease with a third party, and Del Taco is a guarantor on the sublease which has a remaining term of 12 years, expiring in 2031, and remaining lease payments total approximately $1.6 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. In late 2019, the franchisee defaulted on the lease payments. As such, the Company accrued a liability of approximately $0.1 million as of December 31, 2019, representing the estimated payments that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.
During Fiscal 2019, the Company entered into three sale-leaseback arrangements with third party private investors, with two arrangements occurring during the first quarter of 2019 and one during the second quarter of 2019. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $12.7 million. Under two of the arrangements, the Company sold the land and buildings related to restaurants constructed during 2018 and leased them back for a term of 20 years. Under one of the arrangements, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.2 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income. The assets sold were included in assets held for sale as of January 1, 2019.
During Fiscal 2017, the Company entered into two sale-leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $9.9 million. Under one of the arrangements, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. Under the other arrangement, the Company sold the land and building of a recently constructed restaurant and leased it back for a term of 20 years. The sale of these properties resulted in a loss of $0.3 million, which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants, which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of December 31, 2019 are approximately $40.6 million. The Company has excluded agreements that are cancelable without penalty.
Severance and Executive Employment Agreements
The Company has Severance Agreements and Executive Employment Agreements with certain key officers of the Company, which provide for payment of one year base salary and bonus incentive plan payments, in the event that the officers are terminated without cause. As of December 31, 2019 and January 1, 2019 the Company’s total contingent liability with respect

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

to the aforementioned agreements is $2.1 million and $3.3 million, respectively, which was not recorded in the consolidated financial statements.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes should prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable and estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of December 31, 2019.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable. Therefore, the Company has recorded an expense for this overall action equal to the full retention as of December 31, 2019.
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
17. Retirement Plans
The Company has a 401(k) retirement plan, which covers all employees who meet certain age and minimum service hour requirements who elect to participate, and provided for matching contributions totaling approximately $94,000 during the fifty-two weeks ended December 31, 2019, $86,000 during the fifty-two weeks ended January 1, 2019 and $82,000 during the fifty-two weeks ended January 2, 2018.
18. Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data (amounts in thousands except per share data):

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2019	December 31, 2019	September 10, 2019	June 18, 2019	March 26, 2019
Total revenue	$157,096	$120,198	$121,460	$114,197
(Loss) income from operations	(111,769)	(3,450)	4,517	3,659
Net (loss) income	(114,133)	(7,669)	2,092	1,425
(Loss) earnings per share:
Basic	$(3.08)	$(0.21)	$0.06	$0.04
Diluted	$(3.08)	$(0.21)	$0.06	$0.04

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2018	January 1, 2019	September 11, 2018	June 19, 2018	March 27, 2018
Total revenue	$157,293	$117,830	$117,813	$112,554
Income from operations	10,696	9,195	7,804	6,338
Net income	5,646	5,874	4,210	3,229
Earnings per share:
Basic	$0.15	$0.15	$0.11	$0.08
Diluted	$0.15	$0.15	$0.11	$0.08
19. Subsequent Events
Sale-Leaseback
During the first quarter of 2020, the Company entered into a sale-leaseback arrangement with a third party private investor and sold the land and building related to one restaurant for net proceeds of approximately $1.4 million and leased it back for a term of 20 years.
Refranchising
In March 2020, the Company completed the refranchising of five company-operated restaurants in the Yuma, AZ and El Centro, CA regions to an existing franchisee for net proceeds of approximately $1.2 million. This refranchising transaction also includes a commitment to develop four additional Del Taco restaurants over the next seven years, primarily in Arizona.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework scope of the Controls Evaluation (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on these criteria.
(b) Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019. This report follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Del Taco Restaurants, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Del Taco Restaurants, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Del Taco Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and January 1, 2019, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a) and our report dated March 12, 2020 expressed an unqualified opinion thereon.
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
March 12, 2020

ITEM 9B.	Other Information
None.

PART III

ITEM 10.	Directors, Executive Officers, and Corporate Governance
Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers” pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement (the “2020 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2020 Annual Meeting of Stockholders, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2020 Proxy Statement, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Board Matters and Committee Membership” in the 2020 Proxy Statement, and is incorporated herein by reference.
Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Shareholder Proposals for the 2021 Annual Meeting of Shareholders” in the 2020 Proxy Statement, and is incorporated herein by reference.
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
The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation”, “Governance” and in the Director Compensation Table and its accompanying narrative in the 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:	1,555,468	$11.71	704,948
Equity Compensation Plans Not Approved by Securities Holders	None	N/A	None
Total	1,555,468	$11.71	704,948
(1) The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.
Other information required to be furnished pursuant to this will be set forth under the caption “Stock Ownership Guidelines” in the 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transaction and Director Independence
The information required to be furnished pursuant to this item will be set forth under the captions “Certain Relationships and Related Person Transactions” and “Governance” in the 2020 Proxy Statement, and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under the caption “Fees Paid to Independent Registered Public Accounting Firms for 2018 and 2019” in the 2020 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1. All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2. Financial statement schedules

Schedule II.	Valuation and Qualifying Accounts - Fifty-two weeks ended December 31, 2019, fifty-two weeks ended January 1, 2019 and fifty-two weeks ended January 2, 2018.
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

Del Taco Restaurants, Inc.
Schedule II - Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Fifty-Two Weeks Ended December 31, 2019	$76	$41	$—	$30	$87

Fifty-Two Weeks Ended January 1, 2019	$57	$45	$—	$26	$76

Fifty-Two Weeks Ended January 2, 2018	$57	$—	$—	$—	$57

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: March 12, 2020

/s/ John D. Cappasola, Jr.
John D. Cappasola, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2020.

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

3.2
Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on February 19, 2020).

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

4.4	Description of Securities

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

10.6	Form of Development Agreement (incorporated by reference to Exhibit 10.8 to Del Taco Restaurant Inc.’s Current Report on Form 8-K (File No. 001-36197) filed with the SEC on July 2, 2015).

10.7
Private Placement Warrants Purchase Agreement, dated August 5, 2013, between the Company and Levy Acquisition Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-191587), filed with the Securities and Exchange Commission on October 7, 2013.)

10.8*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 8, 2016).

10.9*
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

10.11*
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

10.13
First Amendment dated February 29, 2016 to Credit Agreement dated as of August 4, 2015 (incorporated by references to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on July 27, 2018).

10.14
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

10.16
Fourth Amendment dated September 19, 2019 to Credit Agreement dated as of August 4, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on October 21, 2019).

10.17
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on October 21, 2019).

10.18
Separation and Release Agreement, dated September 20, 2019, between David A. Pear and Del Taco LLC (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on October 21, 2019).

10.19*	Employment Agreement, dated February 14, 2019, between Chad Gretzema and Del Taco LLC.

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Document.
* Management contract or compensatory plan or arrangement.
^ The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.