Form 10-K/A
period 2019-12-31
Del Taco Restaurants, Inc.
filed 2020-04-29
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
¨
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
As of April 27, 2020, there were 37,080,960 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on March 13, 2020 (the “Original Filing”) by Del Taco Restaurants, Inc., a Delaware corporation (“Del Taco,” “Company,” “we,” “our,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 originally filed on March 13, 2020.

Class I Directors—Terms Expiring at the 2020 Annual Meeting of Shareholders

Lawrence F. Levy (age 76) has served as chairman of our Board of Directors since November 19, 2013. Mr. Levy served as our Chief Executive Officer from August 2, 2013 until June 2015. Mr. Levy is a Co-Founder and Chairman Emeritus of the Chicago-based Levy Restaurants, an international food service company that Mr. Levy founded with his brother in 1978. Mr. Levy was Executive Chairman until 2006 and Chief Executive Officer of Levy Restaurants until 2004, a few years before the company was sold to Compass Group USA. As Executive Chairman and Chief Executive Officer, Mr. Levy was responsible for all aspects of operations, strategy, growth, and various other functions of the company. During his time as Executive Chairman and after he became non-executive Chairman after the sale in 2006, Mr. Levy continued to actively participate in significant company initiatives and to advise senior management on all aspects of the company, including strategy, operations and corporate development. Mr. Levy is also the Founder and a Managing Partner of Levy Family Partners, LLC, a family investment office that oversees a broad portfolio of public and private investments, including hospitality, real estate, and technology companies. Mr. Levy received his B.S. and M.B.A. from Northwestern University. Ari B. Levy is the son of Lawrence F. Levy.

Mr. Levy is qualified to serve on our Board of Directors due to his extensive experience as a chief executive officer of an international food service company and in-depth knowledge of the food service industry and his experience on boards of public companies.

Eileen Aptman (age 52) has served as a director since June 2015. Ms. Aptman has been the Chief Investment Officer of Belfer Management LLC, a family investment firm active in the global capital markets, since 2002. Prior to joining Belfer Management LLC, Ms. Aptman managed the small and midcap value investment strategy in the asset management division of Goldman Sachs. Ms. Aptman started her investment career as an equity analyst for Scott Black at Delphi Management. Ms. Aptman has served on the Board of Directors of private companies including Presidential Financial and Rose Tarlow Melrose House. Ms. Aptman is a member of George Soros' Open Society Foundation Investment Committee as well as a member of the Investment Committee of Tufts University. She is also a member of The Brookings Council. Ms. Aptman holds a B.A. from Tufts University in Political Science and Asian Studies and is a Chartered Financial Analyst.

Ms. Aptman is qualified to serve on our Board of Directors due to her general business knowledge, investment experience and prior service as a member of the board of directors of the general partner of a publicly traded company.

Class II Director—Term Expiring at the 2021 Annual Meeting of Shareholders

Joseph Stein (age 59) has served as a director since June 2015. Mr. Stein has also served as President of R&J Restaurants, LLC and Blaze IE LLC, Blaze Pizza franchises, since August 2013. From April 2016 to July 2019, Mr. Stein served on the Board of Directors of Home Franchise Concepts, a private equity owned franchisor of various brands including Budget Blinds. From June 2013 to August 2017, Mr. Stein was a member of the Board of Directors of Ignite Restaurant Group, Inc. serving as chairman of its compensation committee. From February 2012 to May 2013, Mr. Stein served as a director of ROI Acquisition Corp., a special purpose acquisition company that completed its business combination in May 2013. From February 2014 to August 2018, Mr. Stein served on the Board of Directors of the Orange County affiliate of the Susan G. Komen Foundation, a non-profit charity. From January 2009 to February 2011, Mr. Stein was the Senior Vice President of Strategy & Innovation for El Pollo Loco, Inc., a restaurant concept, and was previously the Senior Vice President and Chief Financial Officer of El Pollo Loco, Inc. from 2002 to 2009. Mr. Stein has served in a variety of executive positions with other restaurant companies during his over 25-year career, including with Rubio’s Restaurants, Inc., Checkers Drive-In Restaurants, Inc. and CKE Restaurants, Inc. Mr. Stein was also previously a certified public accountant with KPMG LLP. Mr. Stein holds a B.A. in Accounting from California State University-Long Beach.

Mr. Stein is qualified to serve on our Board of Directors due to his extensive experience as a senior executive officer in the restaurant industry, his accounting and financial expertise, and his significant experience in serving on other public boards.

Class III Directors—Terms Expiring at the 2022 Annual Meeting of Shareholders

Ari B. Levy (age 40) has served as a director since November 19, 2013 and previously served as our President and Chief Investment Officer from September 30, 2013 until June 2015. Ari B. Levy is a Managing Partner of Levy Family Partners, LLC, a position that he has held since March 2007. At Levy Family Partners, LLC, Ari B. Levy has served on the Investment Committee responsible for evaluating, executing and managing the company’s portfolio of investments. Ari B. Levy also founded Lakeview Investment Group, or Lakeview, in February 2005 as an independent, employee-owned asset management firm. In addition, Ari B. Levy founded Lakeview Investment Group & Trading Co. LLC in September 2013 as a proprietary trading firm. Prior to founding Lakeview, Ari B. Levy served as a Vice President and Share Partner at Advisory Research, Inc., a Chicago-based investment management firm with approximately $3 billion in assets under management at the time of his departure in August 2004. Prior to his time at Advisory Research, Inc., Ari B. Levy served as an analyst in the investment banking division of Mesirow Financial, working on a number of middle market sell and buy side merger and acquisition advisory engagements across a broad group of sectors. Ari B. Levy holds a B.A. in International Relations from Stanford University. Lawrence F. Levy is Ari B. Levy’s father.

Ari B. Levy’s years of assessing public and private companies in the restaurant and hospitality sectors, among others, qualify him to serve on our Board of Directors.

R.J. Melman (age 40) has served as a director since June 2015. Mr. Melman is the President of Lettuce Entertain You Enterprises, Inc. (“LEYE”), a Chicago-based operator and manager of more than 100 restaurants and is currently a member of LEYE’s Executive Committee. Mr. Melman has been President of LEYE since September 2017, a partner since 2007 and has held various roles within LEYE since 2001. Mr. Melman has served as the executive partner of Hub 51, Sub 51, il Porcellino, Studio Paris, RPM Italian, RPM Steak, Bub City, Three Dots and a Dash, Ramen-san, Summer House Santa Monica, Stella Barra Pizza, Sushi-san and M Street Kitchen. Mr. Melman received his B.A. in Political Science and Communication Studies from the University of Kansas.

Mr. Melman is qualified to serve on our Board of Directors due to his significant management experience in the restaurant industry and his general executive experience as President of LEYE and a key member of LEYE’s Executive Committee.

John D. Cappasola, Jr. (age 46) has served as a director and as our President and Chief Executive Officer since July 2017. From January 2017 to July 2017, Mr. Cappasola was our President and Chief Brand Officer. From 2012 to 2016, Mr. Cappasola was our Executive Vice President and has held the position of Chief Brand Officer since February 2011. Prior to that, Mr. Cappasola served as Vice President of Marketing since being appointed to that position in March 2009. From September 2008 to March 2009, he served as Vice President of Marketing Development. From August 2002 to September 2008, Mr. Cappasola held positions in marketing, strategic development, and operations at Blockbuster, Inc. of Dallas, Texas. Mr. Cappasola earned a Bachelor of Science degree in Business Management from California Coast University.
Based on his extensive industry and management experience in the quick-service and retail sector, his familiarity with us and his understanding of restaurant operations. Mr. Cappasola is well qualified to lead us and to also serve on our board.

Board Matters and Committee Membership

Our business, property and affairs are managed under the direction of our Board of Directors. Members of our Board of Directors are kept informed of our business through discussions with our Chief Executive Officer and other officers and employees, by reviewing materials provided to them during visits to our offices and by participating in meetings of the Board of Directors and its committees.

The Board of Directors held a total of 13 meetings in 2019. The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All directors attended 75% or more of the combined total number of meetings of the Board of Directors and the Board committees on which they served during 2019.

The following table provides membership and meeting information for 2019 for each of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Eileen Aptman	X	X*
John D. Cappasola, Jr.
Ari B. Levy		X
Lawrence F. Levy			X*
R.J. Melman	X	X	X
Joseph Stein	X*		X
Total meetings in Fiscal 2019	7	2	1
____________
* Indicates Committee Chair

Audit Committee

The Audit Committee is responsible for, among other matters: (1) appointing, retaining and evaluating our independent registered public accounting firm and approving all services to be performed by them; (2) overseeing our independent registered public accounting firm’s qualifications, independence and performance; (3) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the Securities and Exchange Commission (“SEC”); (4) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; (5) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters; and (6) reviewing and approving related person transactions.

Joseph Stein (chair), Eileen Aptman and R. J. Melman serve on the Audit Committee. Our Board of Directors has determined that each of Mr. Stein, Ms. Aptman and R. J. Melman qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to audit committee membership. Our Board of Directors has determined that Mr. Stein qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at http://www.deltaco.com. The information on our website is not part of this Annual Report on Form 10-K/A.

Compensation Committee

The Compensation Committee is responsible for, among other matters: (1) developing the executive compensation philosophy for the organization; (2) reviewing key employee compensation goals, policies, plans and programs; (3) reviewing and approving the compensation of our directors, chief executive officer and other executive officers; (4) reviewing and approving employment agreements and other similar arrangements between us and our executive officers; and (5) administering our stock plans and other incentive compensation plans.

Eileen Aptman (chair), Ari Levy and R.J. Melman serve on the Compensation Committee. Our Board of Directors has determined that each of the members of the Compensation Committee is independent in accordance with Nasdaq listing standards. Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://www.deltaco.com. The information on our website is not part of this Annual Report on Form 10-K/A.

Compensation Committee Interlocks and Insider Participation

During fiscal 2019, no officer or employee served as a member of the Company’s Compensation Committee. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is responsible for, among other matters: (1) identifying individuals qualified to become members of our Board of Directors, consistent with criteria approved by our Board of Directors; (2) overseeing the organization of our Board of Directors to discharge the board’s duties and responsibilities properly and efficiently; (3) identifying best practices and recommending corporate governance principles; and (4) developing and recommending to our Board of Directors a set of corporate governance guidelines and principles applicable to us.

Lawrence F. Levy (chair), R.J. Melman and Joseph Stein serve on the Nominating and Corporate Governance Committee. Our Board of Directors has determined that each of the members of the Nominating and Corporate Governance Committee is independent in accordance with Nasdaq listing standards. Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at http://www.deltaco.com. The information on our website is not part of this Annual Report on Form 10-K/A.

Chairman and Lead Director

Lawrence F. Levy serves as Chairman of our Board of Directors. The Board of Directors designated Joseph Stein to serve as the lead director of the Board of Directors. In addition to collaborating with the Company’s Chairman and the CEO on a regular basis, the role of the Lead Director is to prepare Board of Directors agendas with our Chairman, chair the executive sessions of the independent directors, call meetings of the independent directors and perform such other functions as our Board of Directors or independent directors may direct.

Director Nominations

The Nominating and Corporate Governance Committee is responsible for screening potential director candidates and recommending qualified candidates to the board for nomination. The Nominating and Corporate Governance Committee considers recommendations of potential candidates from current directors, management, and shareholders.

Our bylaws set forth the process for submitting director nominations. Nominations of persons for election to the Board at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, may be made by any stockholder of the Company who has given timely notice thereof in proper written form to the Secretary of the Company in accordance with our bylaws.

Although neither the Nominating and Corporate Governance Committee nor the board has a diversity policy, the Board is committed to a diversified membership in terms of both the individuals involved and their various experiences and areas of expertise. The Nominating and Corporate Governance Committee has not established specific minimum age, education, years of business experience, or specific types of skills for potential director candidates but, in general, expects qualified candidates will have ample experience and a proven record of business success and leadership. Nominees for director will be selected on the basis of experience, integrity, ability to make independent analytical inquiries, understanding of the Company's business environment, and willingness to devote adequate time to board duties. Board members are expected to diligently prepare for, attend, and participate in all board and applicable committee meetings. Each Board member is expected to ensure that other existing and planned future commitments do not materially interfere with the member's service as a director. The Board applies these criteria in evaluating candidates nominated by stockholders as well as in evaluating those recommended by other sources. The Nominating and Corporate Governance Committee also considers whether candidates would be “independent” for purposes of the Nasdaq listing standards and SEC rules and regulations. These general criteria are reviewed annually by the Nominating and Corporate Governance Committee and the Board of Directors to ensure they remain pertinent and robust.

As provided in its charter, the Nominating and Corporate Governance Committee follows procedures which the committee deems reasonable and appropriate in the identification of candidates for election to the Board of Directors and in evaluating the background and qualifications of those candidates. Those processes can include consideration of nominees suggested by an outside search firm, incumbent board members, and shareholders.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website at http://www.deltaco.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics to our principal executive officer, principal financial officer or principal accounting officer, we intend to satisfy the requirements under Item 5.05 of Form 8-K by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K/A.

Board Oversight of Risk

Risk is inherent in any business, and our management is responsible for the day-to-day management of risks that we face. The Board of Directors, on the other hand, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to evaluate the risk management process to ensure its adequacy and that it is implemented properly by management.

The Board of Directors believes that full and open communication between management and the Board of Directors is essential for effective risk management and oversight. The Board of Directors meets regularly with senior management, including the executive officers, to discuss strategy and risks facing the Company, including with respect to the recent coronavirus outbreak. Senior management attends the Board of Director’s quarterly meetings, as well as certain committee meetings, in order to address any questions or concerns raised by directors on risk management and any other matters. At a minimum each quarter, or more frequently if needed, the Board of Directors receives presentations from senior management on business operations, financial results and strategic issues.

The committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists in fulfilling the oversight responsibilities with respect to management of major risk exposures, including in the areas of financial reporting and internal controls. Risk assessment reports are regularly provided by management to the Audit Committee. The Compensation Committee assists in fulfilling oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists in fulfilling oversight responsibilities with respect to the management of risks associated with the Board of Director’s organization, membership and structure and corporate governance. All of the committees report back to the full Board of Directors as to the committees’ activities and matters discussed and reviewed at the committees’ meetings.

Board Attendance at the Annual Meeting of Shareholders

All directors are expected to attend the Annual Meeting of Shareholders. While the Board of Directors understands that there may be situations that prevent a director from attending, the Board of Directors strongly encourages all directors to make attendance at all annual meetings of shareholders a priority. All of our directors attended the Company’s 2019 Annual Meeting of Shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of such forms filed with the SEC, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2019, all of our officers and directors complied with Section 16(a) filing requirements.

Communication with the Board of Directors

Shareholders and interested parties may send communications to the Chairman of the Board of Directors or to any one or more of the other directors by addressing such correspondence to the name(s) of any specific director(s), or to the “Board of Directors” as a whole, and mailing it to: Secretary, c/o Del Taco Restaurants, Inc., 25521 Commercentre Drive, Lake Forest, CA 92630.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation for our “named executive officers.” For fiscal year 2019, our named executive officers were:

•John D. Cappasola, President and Chief Executive Officer;
•Steven L. Brake, Executive Vice President and Chief Financial Officer;
•Chad Gretzema, Chief Operating Officer; and
•David A. Pear, Former Senior Vice President of Operations.

Compensation Philosophy and Objectives

We have designed our executive compensation program to help attract talented individuals to lead and operate all aspects of our business, to reward those individuals based upon achievement of results, and to retain those individuals who continue to consistently meet or exceed our expectations. We also intend for our executive compensation program to make us competitive within the restaurant and food service industry, where there is significant competition for talented leaders who possess the skills and experience to build and deliver on long-term value creation. We believe that the compensation of our executive officers should incentivize them to focus on the achievement of both short and long-term business objectives and strategies. Our executive compensation program is designed to:

•attract and retain talented and experienced executives in our industry;
•reward executives whose knowledge, skills and performance are critical to our success;
•align the interests of our executive officers with shareholders by motivating Del Taco executives to increase shareholder value and rewarding executives when shareholder value increases;

•motivate the executive management team and the individual executives by recognizing both the success of the organization and each executive's contributions to our success; and
•compensate our executives in a manner that incentivizes them to manage our business to meet our long-range objectives.

The fixed components of compensation are designed to be competitive in order to induce talented executives to join our company, as well as retain such key talent. Revisions to the fixed components of compensation occur infrequently aside from our annual salary review or upon promotions or substantial increases to the executive’s scope of responsibility. Salary increases are, in part, designed to reward executives for their management activities during the year.

Executive compensation includes both fixed components (base salary, health and welfare benefits and executive perquisites) and variable components (annual cash incentive awards and grants of time vesting equity awards) with the heaviest weight generally placed on the variable components. Each component is linked to one or more of our strategic objectives. The compensation program consists of the key reward components (base salary, annual cash incentive, long-term incentives) that are balanced for each individual role in the executive management team. While all executive roles at Del Taco are focused on creating shareholder value on both a short and long-term basis, the roles that have a balance of focus toward the long-term have a corresponding balance in compensation toward the long-term by the award of substantial restricted stock. Those executive roles that are more focused on the annual goals of the organization have a corresponding balance in compensation toward the annual incentives. All roles in the executive team have a balance of the reward program that is individualized to appropriately reward the individuals in their unique roles.

Compensation Components

The following is a discussion of the primary elements of compensation for each of our named executive officers and the purpose of each.

•Base Salary. A primary component of compensation of our executive officers is base salary, which is intended to attract and retain talented individuals, recognize career experience and individual performance and provide competitive compensation. Base salary is designed to provide our executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. The base salary established for each of our executive officers is intended to reflect each individual’s responsibilities, the skills and experience required for the job, their individual performance, labor market conditions and competitive market salary levels.
•Short-Term Incentives. The variable compensation related to our annual cash incentive award is tied to the achievement of our annual financial objectives and achievement of certain agreed upon strategic individual performance objectives. Target annual cash incentive award levels under our annual cash incentive, as a percentage of base salary, are set once the executive is hired and generally relate to his or her scope of responsibility, with revisions typically occurring upon promotions or substantial increases to the executive’s scope of responsibility. Our annual cash incentive is designed to align each executive’s annual goals for their respective area of responsibility with the financial and strategic goals of the entire business as set by the Board of Directors. Each participant’s annual cash incentive plan payment, including the Company’s named executive officers, is based on a target cash bonus amount which is a set percentage of the participant’s base salary.
•Long-Term Incentives. Our long-term incentive equity compensation consists of grants of restricted stock which are subject to time-based vesting provisions. In addition, it encourages equity ownership and promotes retention of key talent. Equity-based compensation derives its value from our equity value, which is likely to fluctuate based on our financial performance. Our Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our shareholders and with our long-term corporate success and enhanced executive retention in challenging general economic conditions.
•Health and Welfare Benefits. Health and welfare benefits (including medical, dental, vision, and life and AD&D insurance and long-term disability insurance) are intended to provide comprehensive benefits and protect our employee’s compensation from unforeseen expenses.
•Executive Perquisites. Additional benefits offered to our named executive officers to provide competitive supplemental benefits, such as Company payment of an automobile allowance and health savings account contributions.

Role of the Compensation Committee and Management in the Compensation Process

Compensation Decision-Making Process

Role of Executive Officers and Compensation Committee

Our Chief Executive Officer plays a significant role in reviewing the performance of the other executive officers and making compensation recommendations to the Compensation Committee. When discussing performance evaluations and setting compensation levels for our executive officers, the Compensation Committee works closely with our Chief Executive Officer; however, the Compensation Committee has the discretion to reject or modify the recommendations of our Chief Executive Officer. Our Chief Executive Officer does not participate in determining or recommending the amount of his own compensation.

Our Chief Executive Officer evaluates the other executive officers’ performance with the Compensation Committee and makes recommendations for base salary, cash incentive awards and grants of long-term equity incentive awards for all executive officers other than himself. Based on these recommendations and in consideration of the compensation objectives and principles described above, the Compensation Committee approves the annual compensation packages of all our executive officers.

On an annual basis, the Compensation Committee reviews our compensation philosophy, objectives and programs to determine whether such philosophy, objectives, and programs are effective and appropriate. This review has included the use of market data prepared by our compensation consultant. As a result of such periodic reviews, the Compensation Committee may make adjustments to our compensation programs upon the recommendation of our compensation consultant. We expect that the specific direction, emphasis and components of our executive compensation program will continue to evolve to meet the challenges in the marketplace.

Committee’s Independent Compensation Consultant

The Compensation Committee has engaged Grahall, LLC (“Grahall”) as its independent compensation consultant to advise the Compensation Committee with respect to providing periodic data and information regarding market pay practices and trends, compensation program design, the components of our executive compensation programs, and amounts to be paid to our named executive officers. Grahall also advised the Compensation Committee with respect to the design of our compensation program for independent directors. In addition, they provided the Compensation Committee with information on executive compensation competitive levels, trends and best practices reported in 2018 competitor organization proxies from 2017 fiscal years. For fiscal year 2018, Grahall provided Del Taco with an analysis of senior executive compensation at 60 organizations in the fast food industry on the base salary, short-term incentive, total cash compensation, long-term incentive, benefits and perquisites (other compensation) and total direct compensation using various statistical techniques. All of Grahall’s work is done at the direction of, on behalf of and with the prior approval of the Compensation Committee Chairman. Although the Compensation Committee considers the advice of its independent consultant, the Compensation Committee has the final decision-making authority with respect to all elements of compensation.

Compensation Consultant Independence and Conflict of Interest Assessment

We requested and received information from Grahall addressing its independence and potential conflicts of interest, including the following factors: (1) other services provided to us by Grahall; (2) fees paid by us as a percentage of Grahall’s total revenue; (3) policies or procedures maintained by Grahall that are designed to prevent a conflict of interest; (4) any business or personal relationships between the individual consultants involved in the engagement and a member of the Compensation Committee; (5) any company stock owned by the individual consultants involved in the engagement; and (6) any business or personal relationships between our executive officers and Grahall or the individual consultants involved in the engagement. Based on an assessment of these factors, including information gathered from directors and executive officers addressing business or personal relationships with the consulting firm or the individual consultants, the Compensation Committee concluded that Grahall’s work did not raise any conflict of interest.

Role of Benchmarking

        The Compensation Committee periodically requests data and information regarding the pay practices and program designs of other, similar companies. The Compensation Committee reviews benchmark data on company characteristics and compensation from numerous sources, however it does not have a uniform target or a specified pay level or percentile, nor does it look to follow the practices of similar companies. Instead, the Compensation Committee considers this information along with all other relevant facts and circumstances facing the Company and the executives. Such factors include Company performance, individual executive performance, internal equity, succession planning, affordability, return on investment, accounting expense, tax deductibility and shareholder dilution. The Compensation Committee has maintained through various sources including but not limited to Grahall, executive search organizations and various industry surveys, appropriate information on the competitive compensation levels for the executive team. It uses these sources to position the compensation levels in the best interests of the shareholders on an individual executive by executive basis considering the competitive advantage each position and individual has and can contribute to the success of the organization.

Elements of Compensation

Base Salary Adjustments in Fiscal Year 2019

Base salaries are reviewed during the fiscal year by our Chief Executive Officer and the Compensation Committee, and salary increases typically take effect in late April of each fiscal year, unless business circumstances require otherwise. Our Chief Executive Officer and Compensation Committee reviewed the performance of all executive officers. Based upon this review and any relevant competitive market data made available to them during the preceding year, informal discussions with recruiting firms, research and members of the Compensation Committee’s personal knowledge of the competitive market, the Compensation Committee sets the salary level for each executive officer for the coming year. As a part of the decision making process, the Compensation Committee has considered the benchmark data described above in determining market levels for purposes of salary increases.

To adjust the named executive officer's level of income to be appropriately competitive, the salaries of Mr. Cappasola, Mr. Brake and Mr. Pear were increased during fiscal year 2019 as follows: Mr. Cappasola, from $566,500 to $583,495, Mr. Brake, from $360,500 to $371,315, and Mr. Pear, from $294,930 to $302,305. In September 2019, Mr. Gretzema was promoted to Chief Operating Officer with a salary of $300,000.

Short-term Incentive

Setting Target Award Levels - 2019

On an annual basis, or at the commencement of an executive officer’s employment with us, our Compensation Committee, based upon input from our Chief Executive Officer, typically sets a target level of annual cash incentive award opportunity under our annual cash incentive that is structured as a percentage of such executive officer’s base salary at the end of the fiscal year. An executive officer’s target level of annual cash incentive award opportunity is set between 75% to 100% of his or her base salary.

For fiscal year 2019, the target annual cash incentive award opportunity was set based upon each executive’s scope of responsibility and impact upon our overall financial performance and included a target of 100% for Mr. Cappasola, a target of 75% for Mr. Brake and Mr. Gretzema, and a target of 50% for Mr. Pear.

Short-term Incentive - Setting Performance Objectives - 2019

Each year, the Compensation Committee establishes our financial and strategic objectives and sets a threshold, target and maximum amount with reference to achieving pre-set levels of desired financial performance, with consideration given to our annual and long-term financial plan, as well as to macroeconomic conditions.

During fiscal 2019, 70% of a named executive officer’s annual cash incentive award opportunity under our annual cash incentive was determined based upon the achievement level of our Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization adjusted for asset impairment, restaurant closure expenses, non-cash loss on disposal of property and equipment, pre-opening costs, stock-based compensation, and certain other expenses. During fiscal 2019, 30% of a named executive officer’s annual cash incentive award opportunity under our annual cash incentive was determined based upon the achievement of certain agreed upon strategic individual performance objectives. These performance objectives may differ by person and include, among others, our digital transformation and enhancement of mobile and delivery platforms, strengthening our franchise system to support existing and new franchisees, margin management strategies, people and retention strategies, enhanced information technology infrastructure, development of our brand and culinary platforms, risk management and brand protection initiatives and developing additional system-wide new units. The Compensation Committee believes this combination of financial and strategic objectives reflects our overall Company goals for fiscal year 2019, which balances the achievement of revenue and profit targets with improving our strategic foundation required to drive long term results. The Compensation Committee has determined that Adjusted EBITDA provides a meaningful understanding of our core financial operating performance and is a key financial metric used by investors and other stakeholders.

We have historically maintained consistency year-over-year with respect to the difficulty of achieving the financial performance objectives under our annual cash incentive. Our annual Adjusted EBITDA financial target is designed to be realistic, though slightly aggressive, requiring in each fiscal year strong performance and execution that, in our view, provides an annual incentive firmly aligned with stockholder interests.

Generally, the named executive officer must be employed at the time of payment to receive such amount. In addition, the Compensation Committee retains the discretion to adjust annual cash incentive awards due to extraordinary or nonrecurring events.

Annual Cash Incentive Awards - 2019

For fiscal 2019, two annual performance targets were established and approved by the Company’s Board of Directors, including a Bonus Plan Adjusted EBITDA target and the achievement of certain agreed upon strategic individual performance objectives. For fiscal year 2019, 70% of the participant's annual cash incentive was based on a Bonus Plan Adjusted EBITDA target of $74.8 million (before bonus amounts are taken into account) and 30% of the participant's annual cash incentive was based on the achievement of certain agreed upon strategic individual performance objectives discussed above.

Under the annual cash incentive plan, depending on the Company’s performance relative to the Bonus Plan EBITDA target, participant award amounts may be zero (for performance below 92.6% of the Bonus Plan Adjusted EBITDA target) or a range from 28.6% (for performance that meets 92.6% of the Bonus Plan Adjusted EBITDA target) up to a maximum of 243% (for Bonus Plan Adjusted EBITDA achievement of approximately 113.0% or more of the Bonus Plan Adjusted EBITDA target) of the participant's target award amount for that portion of the plan. If the strategic individual performance objectives are met, annual bonus payments will equal 30% of the participant's target bonus amount for that portion of the plan, otherwise at the discretion of the Compensation Committee if strategic individual performance objectives are not fully achieved amounts below the participant’s target bonus amount may be awarded or no bonus amount would be awarded under that portion of the plan.

For fiscal year 2019, the Company’s Compensation Committee has determined that each of the Company’s named executive officers earned an annual bonus of 30.0% of his target bonus amount, reflecting full achievement of strategic individual performance objectives and zero due to performance below the minimum Bonus Plan Adjusted EBITDA target during fiscal year 2019. The annual cash incentive was paid on February 14, 2020.

The table below indicates the total annual cash incentive award payment for fiscal year 2019 for our named executive officers, as well as the weighted components used to determine award payments.

Name	Base Salary at 12/31/19	Target Award as a Percentage of Base Salary	Weighting of Adjusted EBITDA Objective	Weighting of Individual Performance Objectives	Annual Cash Incentive
John D. Cappasola	$583,495	100%	70%	30%	$175,049
Steven L. Brake	$371,315	75%	70%	30%	$83,546
Chad Gretzema	$300,000	75%	70%	30%	$67,500
David A. Pear	$302,304	50%	70%	30%	$—

2019 Long-Term Incentive Awards Granted

The Compensation Committee granted restricted stock awards ("RSAs") to Mr. Cappasola, Mr. Brake, Mr. Gretzema and Mr. Pear in July 2019. The grants were made to incentivize our named executive officers to work to grow our stock price over time and as a retention incentive. Please refer to page 15 for the table of long-term equity incentive grants in fiscal year 2019, which were approved by the Compensation Committee. The equity awards granted will vest in four equal annual installments on each anniversary of the grant date.

Timing of Awards/Equity Award Granting Policy

The Compensation Committee determines the size, terms and conditions of equity grants to our executive officers, which are typically granted annually, in accordance with the terms of our 2015 Omnibus Incentive Plan and approves them on an individual basis.

Stock Ownership Guidelines

Our Stock Ownership Guidelines establish requirements for named executive officers (our President and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer) to maintain the following levels of stock ownership:

Officer	Amount of Stock Required
President and Chief Executive Officer	3 times base salary
Chief Financial Officer	2 times base salary
Chief Operating Officer	1 times base salary

  Named executive officers who are subject to the guidelines have five years following the date that they became subject to the guidelines to comply with the applicable guideline ownership level. Although our President and Chief Executive Officer and Chief Financial Officer have until June 30, 2020 to comply and our Chief Operating Officer has until September 16, 2024 to comply, as of the end of fiscal 2019, all named executive officers satisfied our stock ownership guidelines.

For purposes of calculating ownership under the guidelines, we include outright shares owned by the executive as well as any vested restricted stock. We do not include unvested restricted stock.

Benefits and Executive Perquisites

Attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies.

While we continue to evaluate benefit programs offered by competitive firms, we do not maintain general defined benefit plans, non-qualified deferred compensation plans or supplemental retirement plans for our executive officers.

Other Benefits

All named executive officers are eligible for benefits including: medical, dental, short- and long-term disability and life insurance. The executives participate in these plans on the same basis, terms, and conditions as other corporate support employees.

Perquisites

Our named executive officers receive an automobile allowance and other modest and customary perquisites, including health savings account contributions. Any perquisites are negotiated with the executive officer at the time such executive officer joins us. All such perquisites for the named executive officers are reflected in the “All Other Compensation” column of the Summary Compensation Table and the accompanying footnotes.

Clawback Policy

In April 2019, we adopted an incentive compensation recoupment policy (commonly referred to as a “clawback policy”) that provides for the potential recoupment of incentive compensation paid to executive officers and such other individuals designated by the Board under our short-term and long-term incentive compensation plans. In the event that the Company is required to prepare a material accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws or in the event of fraud, misconduct, or commission of a material error that could lead to significant financial, operational, reputational or other harm, the Board has discretion to require reimbursement or forfeiture of all or any portion of any excess annual and long-term performance-based cash or equity incentive compensation (excluding any time-based awards) awarded, granted or paid to any covered person during the preceding three completed fiscal years.

Risk Analysis of Compensation Plans

After analysis, the Compensation Committee determined that our compensation policies and practices for our employees, including our executives, do not encourage excessive risk or unnecessary risk-taking and in our opinion the risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on us. The Compensation Committee believes our compensation programs have been balanced to focus our key employees on both short- and long-term financial and operational performance.

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation paid in excess of $1 million for any fiscal year to a company’s chief executive officer or other named executive officers (excluding the company’s principal financial officer, in the case of tax years commencing before 2018). However, in the case of tax years commencing before 2018, the statute exempted qualifying performance-based compensation from the deduction limit if certain requirements were met. Section 162(m) was amended in December 2017 by the Tax Cuts and Jobs Act to eliminate the exemption for performance-based compensation and to expand the group of current and former executive officers who may be covered by the deduction limit under Section 162(m). While the Company’s shareholder approved incentive plans were previously structured to provide that certain awards could be made in a manner intended to qualify for the performance-based compensation exemption, that exemption will no longer be available for future tax years. In addition, while the Compensation Committee intended that certain incentive awards granted to our named executive officers on or prior to November 2, 2017 be deductible as “performance-based compensation” and has assessed the possibility that certain awards will be grandfathered from the changes made by the Tax Cuts and Jobs Act, it cannot guarantee that result. The Compensation Committee has taken the potential impact of the Tax Cuts and Jobs Act into consideration when approving payout amounts for performance periods ending on December 31, 2019. The Compensation Committee expects in the future to authorize compensation in excess of $1 million to named executive officers that will not be deductible under Section 162(m) when it believes doing so is in the best interests of the Company and its shareholders.

In connection with decisions that relate to our equity incentive award plans and programs, the Compensation Committee considers the accounting implications of significant compensation decisions. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Hedging and Pledging

The Company's insider trading policy prohibits the hedging and pledging of Company securities by directors, officers and employees of the Company. None of our executive officers or directors holds any of our stock subject to a hedge or pledge.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the information contained under the caption “Compensation Discussion and Analysis” and, based on this review and discussion, has recommended to the board of directors that it be included in this Annual Report on Form 10-K/A.

Members of the Compensation Committee:
Eileen Aptman (chair)
R.J. Melman
Ari Levy

EXECUTIVE COMPENSATION

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the Company’s three most recently completed fiscal years, with respect to the Company’s named executive officers, which consist of: John D. Cappasola, Jr., the Company’s President and Chief Executive Officer; Steven L. Brake, the Company’s Executive Vice President and Chief Financial Officer; Chad Gretzema, the Company's Chief Operating Officer, and David A. Pear, the Company's former Senior Vice President of Operations (collectively, the Company’s “named executive officers”).

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during the applicable fiscal year:

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
John D. Cappasola, Jr., President and Chief Executive Officer	2019	578,266	1,384,909	175,049	22,377	(2)	2,160,601
	2018	561,423	1,861,125	525,691	21,330		2,969,569
	2017	450,000	773,696	479,422	21,291		1,724,409
Steven L. Brake, Executive Vice President and Chief Financial Officer	2019	367,987	628,826	83,546	21,787	(3)	1,102,146
	2018	357,269	797,625	250,898	21,140		1,426,932
	2017	337,646	617,687	228,815	20,563		1,204,711
Chad Gretzema, Chief Operating Officer	2019	281,336	318,401	67,500	21,343	(4)	688,580
David A. Pear, Former Senior Vice President of Operations(5)	2019	239,537	212,410	—	135,814	(6)	587,761
	2018	292,287	576,063	136,842	25,292		1,030,484
	2017	283,412	367,842	124,798	24,263		800,315
____________
(1) The values listed are based on the amounts recognized for financial reporting purposes in accordance with FASB ASC Topic 718 as discussed in Note 11 to the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2019. The actual value a named executive officer may receive depends on market prices, and there can be no assurance that the amounts reflected will actually be realized.

(2) Of this amount for fiscal 2019, $7,590 represents auto allowance paid to Mr. Cappasola, $500 represents health savings account contributions by the Company and $14,287 represents health and welfare and life insurance premiums paid by the Company.

(3) Of this amount for fiscal 2019, $6,500 represents auto allowance paid to Mr. Brake, $1,000 represents health savings account contributions by the Company and $14,287 represents health and welfare and life insurance premiums paid by the Company.

(4) Of this amount for fiscal 2019, $6,300 represents auto allowance paid to Mr. Gretzema and $15,043 represents health and welfare and life insurance premiums paid by the Company.

(5) Mr. Pear served as Senior Vice President of Operations until September 2019, at which time Mr. Gretzema was appointed to the position of Chief Operating Officer.

(6) Of this amount for fiscal 2019, $108,643 represents severance paid to Mr. Pear upon his separation, $4,677 represents auto allowance paid to Mr. Pear and $22,494 represents health and welfare and life insurance premiums paid by the Company.

Grant of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2019. In the table below, the Non-Equity Incentive Plan Awards include awards under our annual cash incentive plan ("ACIP") and Stock Awards include time-based restricted stock awards.

			Estimate Future Payouts Under Non-Equity Incentive Plan Awards(1)			Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards ($)(3)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John D. Cappasola, Jr.	RSA	7/16/2019	—	—	—	106,250	1,343,000
	ACIP	—	116,699	583,495	1,166,990	—	—
Steven L. Brake	RSA	7/16/2019	—	—	—	31,250	395,000
	ACIP	—	55,697	278,486	556,973	—	—
Chad Gretzema	RSA	7/16/2019	—	—	—	16,500	208,560
	ACIP	—	45,000	225,000	450,000	—	—
David A. Pear	RSA	7/16/2019	—	—	—	15,625(4)	197,500
	ACIP	—	23,064	115,320	230,639	—	—
____________
(1)  This column shows the potential payouts under the ACIP based on what could have been earned during fiscal year 2019. The actual payouts paid under the ACIP are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table for 2019 above.

(2)  Restricted stock awards vest in four equal annual installments commencing on June 30, 2020.

(3) The values listed are based on the amounts recognized for financial reporting purposes in accordance with FASB ASC Topic 718 as discussed in Note 11 to the Company's audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for fiscal 2019. The actual value a named executive officer may receive depends on market prices, and there can be no assurance that the amounts reflected will actually be realized.

(4) These shares were forfeited upon David A. Pear’s separation from the Company.

Outstanding Equity Awards at End of Fiscal Year 2019

The following table sets forth information on outstanding equity awards held by our named executive officers on December 31, 2019:

		Stock Awards
Name	Grant Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)(1)
John D. Cappasola, Jr.	07/16/2019	106,250	(3)	$840,438
	06/30/2018	98,438	(2)	$778,645
	07/07/2017	62,500	(4)	$494,375
	06/30/2017	15,626	(2)	$123,602
	06/30/2016	7,813	(2)	$61,801
Steven L. Brake	07/16/2019	31,250	(3)	$247,188
	06/30/2018	42,188	(2)	$333,707
	06/30/2017	15,626	(2)	$123,602
	01/04/2017	2,500	(2)	$19,775
	06/30/2016	7,813	(2)	$61,801
Chad Gretzema	07/16/2019	16,500	(3)	$130,515
	06/30/2018	31,125	(2)	$246,199
	06/30/2017	8,250	(2)	$65,258
	06/30/2016	4,125	(2)	$32,629
David A. Pear		—		—

___________
(1)  Based on the closing price of $7.91 of the Company’s common stock as reported by the Nasdaq Stock Market on December 31, 2019 (the last trading day of fiscal 2019).

(2)  Restricted stock awards vest in four equal annual installments on each anniversary of the grant date.

(3)  Restricted stock awards vest in four equal annual installments commencing on June 30, 2020.

(4) Restricted stock awards vest in four equal annual installments commencing on June 30, 2018.

Stock Vested

The following table sets forth certain information for restricted stock vested during fiscal year 2019 for each of our named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John D. Cappasola, Jr.	110,937	1,422,212
Steven L. Brake	63,437	807,287
Chad Gretzema	29,625	379,793
David A. Pear	33,593	430,662
____________
(1)  The value realized on vesting equals the number of shares vested multiplied by the market value of the Company's common stock on the vesting date.

Potential Payments upon Termination or Change of Control

Pursuant to the Executive Agreements, each of the Company’s current named executive officers is entitled to receive certain payments and benefits in connection with certain employment termination events upon a Change in Control (as defined under the 2015 Omnibus Incentive Plan) of the Company.

Voluntary Resignation or Termination by Del Taco for Cause

No severance benefits are provided to Mr. Cappasola, Mr. Brake and Mr. Gretzema in the event the named executive officer is terminated for cause or he resigns from his employment with the Company for any reason.

Pursuant to the restricted stock award agreements with each of the named executive officers, all unvested restricted stock as of the termination date would be forfeited.

Termination without Cause

Pursuant to the Executive Agreements, in the event that the employment of the applicable named executive officer is terminated by the Company without cause, the executive would receive the following severance payments and benefits:

•current base salary payable in equal monthly installments over a period of 12 months following termination;
•a pro-rata portion of the bonus paid to the executive for the year prior to termination based on the amount of time for which he was employed in the year of termination payable in 12 equal monthly installments; and
•continued participation, for a period of 12 months following termination, in the Company’s health plan or reimbursement of premiums for comparable health benefits up to 125% of the cost to the Company of providing the coverage prior to termination.

In the event of a termination of employment initiated by the Company without cause (as defined under the 2015 Omnibus Incentive Plan), all unvested restricted stock as of the termination date would be forfeited. However, the Compensation Committee may, in its sole discretion, accelerate the vesting of any or all unvested restricted stock subject to such additional terms and conditions as the Compensation Committee deems appropriate.

Death or Disability

Pursuant to the Executive Agreements, in the event that the employment of the applicable named executive officer is terminated by reason of death or disability, in addition to any accrued and unpaid salary, he (or his estate) would also receive any accrued and unpaid incentive compensation.

Under the restricted stock award agreements, in the event that a named executive officer ceases active employment due to death or permanent and total disability, the Compensation Committee may, in its sole discretion, accelerate the vesting of all unvested restricted stock subject to such additional terms and conditions as the Compensation Committee deems appropriate.

Change of Control

Upon a change of control (as defined under the 2015 Omnibus Incentive Plan), all unvested restricted stock will vest immediately prior to the change of control, subject to the holder of the restricted stock continuing to be employed up to and including the effective time of the change of control.

Executive Agreements

Each of the Company’s current named executive officers has entered into an employment agreement with the Company, the key terms of which are described below.

Mr. Cappasola entered into an employment letter agreement with the Company dated July 17, 2008, as amended, and an employment agreement with the Company dated June 17, 2016 (collectively, the "Cappasola Agreements"). The Cappasola Agreements provide for Mr. Cappasola's base compensation, currently at an annual rate of $583,495, and eligibility for an annual cash bonus under the Company's annual cash incentive plan. Mr. Cappasola's target bonus under the annual cash incentive plan is currently 100% of his annual base salary, with the actual bonus amount determined by the Compensation Committee. The bonus in 2019 was based on the achievement of the Company's annual Adjusted EBITDA targets and strategic individual performance objectives. The Cappasola Agreements also provide for Mr. Cappasola's participation in the Company’s health and welfare benefit package.

Mr. Brake entered into an employment agreement with the Company as of June 9, 2016 (the "Brake Agreement") and Mr. Gretzema entered into an employment agreement with the Company as of February 14, 2020 (the "Gretzema Agreement") and collectively with the Cappasola Agreements and the Brake Agreement, (the "Executive Agreements"). Mr. Brake’s and Mr. Gretzema's 2019 salary was determined by the Compensation Committee and the Chief Executive Officer of the Company and Mr. Brake's and Mr. Gretzema's bonus target was determined by the Company's Board of Directors. Mr. Brake’s and Mr. Gretzema's actual bonus for 2019 was based on the achievement of the Company's annual Adjusted EBITDA targets and strategic individual performance objectives.

In April 2020, in light of the COVID-19 pandemic and its impact on the Company’s business and operations, Mr. Cappasola elected to reduce his 2020 base salary by 20%, and Mr. Brake and Mr. Gretzema both elected to reduce their 2020 base salaries by 15%.

Mr. Cappasola, Mr. Brake and Mr. Gretzema are each entitled to certain severance benefits under the Executive Agreements, the terms of which are described under the heading “Potential Payments upon Termination or Change in Control.”

Potential Payments on Termination of Employment or Change in Control

The table below shows the potential estimated payments to each of our named executive officers if he were terminated as a result of a triggering event as of December 31, 2019, the last day of our fiscal year 2019.

Name	Salary Continuation ($)(1)	Bonus Payment ($)(2)	Continued Health Plan or Premium Reimbursement ($)	Accelerated Vesting of Restricted Stock Awards ($)(3)	Total ($)
John D. Cappasola, Jr.
Termination without cause	583,495	175,049	14,287	—	772,831
Change in control	—	—	—	2,298,860	2,298,860
Death or disability	—	175,049	—	—	175,049
Steven L. Brake
Termination without cause	371,315	83,546	14,287	—	469,148
Change in control	—	—	—	786,073	786,073
Death or disability	—	83,546	—	—	83,546
Chad Gretzema
Termination without cause	300,000	67,500	15,043	—	382,543
Change in control	—	—	—	474,600	474,600
Death or disability	—	67,500	—	—	67,500
____________
(1) Reflects potential payments based on salaries as of December 31, 2019.

(2)  Reflects the actual payout amount for fiscal year 2019.

(3)  Amount is based on the closing price of $7.91 per share for the Company’s common stock as reported by the Nasdaq Stock Market on December 31, 2019 (the last trading day of fiscal 2019).

Upon David A. Pear's separation from the Company, the Company agreed to make bi-weekly salary continuation payments totaling $403,529, minus legally required state and federal payroll deductions. Of this amount, $108,643 was paid in fiscal 2019. Additionally, the Company agreed to continue to provide insurance coverage to Mr. Pear and his eligible covered dependents for medical, dental and vision insurance under the Company's benefit plan and under the same terms and conditions that applied to him during his employment with the Company. Mr. Pear's contributions to his insurance coverage are deducted from his bi-weekly salary continuation payments.

DIRECTOR COMPENSATION

The Company pays its directors who are not employees of the Company total base consideration of $100,000, payable quarterly. Half of the total compensation is in the form of restricted stock, valued at the time it is granted, with the remaining amount to be taken as cash or restricted stock at the election of each director, with the election to be made in advance for the upcoming year.

In addition to the base compensation provided above, the following compensation is paid to the Company’s directors:

•The Audit Committee chair receives an additional $25,000 annually;

•The Compensation Committee chair receives an additional $20,000 annually;

•The Nominating and Corporate Governance Committee chair receives an additional $15,000 annually;

•To the extent any director serves as a voting member of more than 2 committees, he or she receives an additional $10,000 annually;

•The Lead Director receives an additional $20,000 annually and the Chairman of the Board receives an additional $30,000 annually; and

•Each director receives $1,500 per meeting of the Board of Directors (not committees), but the fee will not apply to telephonic meetings.

In fiscal 2019, we provided the following compensation to non-employee directors. Mr. Cappasola is a director but he received no director-related compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Lawrence F. Levy	40,524	100,000	140,524
Eileen Aptman	26,000	100,000	126,000
Ari B. Levy	6,000	100,000	106,000
R.J. Melman	9,016	100,000	109,016
Joseph Stein	86,566	50,000	136,566

____________
(1) The Company determines the number of restricted stock awards to be granted by dividing the annual equity award value by the closing price of the underlying common stock on the date of grant. For fiscal 2019, the number of restricted stock awards granted was 9,337 shares per person, except for Mr. Stein who received 4,668 shares of restricted stock, which all vest one year from date of grant.

Stock Ownership Guidelines for Non-Employee Directors

Our Stock Ownership Guidelines establish requirements for our non-employee directors to accumulate and hold shares of our common stock equal in value to two times his or her base annual retainer for service on our Board. For purposes of our non-employee director stock ownership guidelines, a director’s “annual retainer” excludes any retainer for serving as a member or as a chair of any Board committees and any meeting fees. For purposes of calculating ownership under the guidelines, we include outright shares owned by the non-employee director as well as any vested restricted stock.  Non-employee directors have five years to achieve their targeted level which for existing non-employee directors is June 30, 2020. Based on the closing price of $7.91 per share for the Company’s common stock as reported by the Nasdaq Stock Market on December 31, 2019 (the last trading day of fiscal 2019), all directors are compliant with stock ownership guidelines or are expected to achieve compliance by June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding the Company’s common stock authorized for issuance under the Company’s equity compensation plans as of December 31, 2019.

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
____________
(1)  The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

The following table sets forth information known to the Company regarding the actual beneficial ownership of our common stock as of April 27, 2020 by:

•each person who is a beneficial owner of more than 5% of the outstanding shares of our common stock;

•each of our named executive officers and directors; and

•all executive officers and directors of the Company as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within sixty days.

Unless otherwise noted, the business address of each of the beneficial owners listed in the table below is c/o Del Taco Restaurants, Inc., 25521 Commercentre Drive, Lake Forest, CA 92630. Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Owned(1)

Lawrence F. Levy(2)	4,007,165	10.4%
Ari B. Levy(3)	3,966,494	10.3%
Russell Investments Group, Ltd.(6)	3,746,245	10.0%
Levy Family Partners, LLC(2)	3,699,081	9.6%
Belfer Investment Partners L.P.(4)	3,446,147	9.2%
Dimensional Fund Advisors L.P.(5)	3,029,729	8.1%
BlackRock Inc.(7)	2,368,534	6.3%
Claire P. Murphy(8)	2,425,382	6.2%
Eileen Aptman(4)	1,243,171	3.3%
R.J. Melman(9)	43,257	*
Joseph Stein(10)	27,433	*
John D. Cappasola, Jr.(11)	497,060	1.3%
Steven L. Brake(12)	300,384	*
Chad Gretzema(13)	111,130	*
All directors and executive officers as a group (8 persons)	6,397,013	16.8%
____________
* Less than one percent.
(1)  Based on 37,080,960 shares of common stock outstanding on April 27, 2020 and 492,016 shares of unvested restricted stock, as well as the number of warrants outstanding held by each respective beneficial owner, if any. The table also includes shares that are subject to forfeiture.

(2)  Consists of (i) 2,594,429 shares held by Levy Family Partners, LLC, (ii) warrants to purchase 1,104,652 shares of common stock, for an exercise price of $11.50 per share, held by Levy Family Partners, LLC, (iii) 36,511 shares granted to each of Ari B. Levy and Lawrence F. Levy pursuant to a restricted stock award, of which 27,174 shares are vested, (iv) 171,573 shares directly held by Lawrence F. Levy and (v) 100,000 shares held directly by Lawrence F. Levy Trust, dated December 23, 1988. Lawrence F. Levy and Ari B. Levy are two of the four the managers of Levy Family Partners LLC and exercise voting and dispositive control over the shares held by Levy Family Partners, LLC, but they disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(3) Consists of (i) 2,594,429 shares held by Levy Family Partners, LLC, (ii) warrants to purchase 1,104,652 shares of common stock, for an exercise price of $11.50 per share, held by Levy Family Partners, LLC, (iii) 230,902 shares held directly by Ari B. Levy and (iii) 36,511 shares granted to each of Ari B. Levy and Lawrence F. Levy pursuant to a restricted stock award, of which 27,174 shares are vested. Lawrence F. Levy and Ari B. Levy are two of the four the managers of Levy Family Partners LLC and exercise voting and dispositive control over the shares held by Levy Family Partners, LLC, but they disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(4) The shares in the table held by Belfer Investment Partners, L.P. consist of 2,248,487 shares held by Belfer Investment Partners, L.P. and 1,197,660 shares held by Lime Partners, LLC. The General Partner of Belfer Investment Partners, L.P. is Belfer Management LLC. Laurence Belfer is the sole manager of Belfer Management LLC and exercises voting and dispositive power over the shares held by Belfer Investments Partners, L.P. Eileen Aptman and Belfer Management LLC are the managers of Lime Partners, LLC and the sole manager of Belfer Management LLC is Laurence D. Belfer. Ms. Aptman and Mr. Belfer exercise voting and dispositive power over the shares held by Lime Partners, LLC. The shares in the table held by Ms. Aptman consist of the shares held by Lime Partners, LLC, 36,511 shares granted pursuant to restricted stock awards, of which 27,174 shares are vested, and 9,000 directly held by Ms. Aptman. Each of the person or entities referenced in this footnote disclaims beneficial ownership of the shares reported herein except to the extent of its, his or her pecuniary interest therein. The business address of Belfer Investment Partners, L.P. and Lime Partners, LLC is 757 Fifth Avenue, 46th Floor, New York, NY 10153.

(5) Based on the Schedule 13G the stockholder filed with the SEC on February 12, 2020, the address for this stockholder is Building One, 6300 Bee Cave Road, Austin, TX 78746. Dimensional Fund Advisors L.P. has sole voting power with respect to 2,909,473 of these shares.

(6) Based on the Schedule 13G the stockholder filed with the SEC on April 6, 2020, the address for this stockholder is 1301 Second Avenue, Suite 1800, Seattle, WA 98101.

(7)  Based on the Schedule 13G of the stockholder filed with the SEC on February 5, 2020, the address for this stockholder is 55 East 52nd Street, New York, NY 10055.

(8) The shares in the table are held by Claire P. Murphy, individually and indirectly as trustee of each of the Ari Levy 2003 Investment Trust, the Steven Florsheim 2003 Investment Trust, the Andrew Florsheim 2003 Investment Trust, and Robert Florsheim 2003 Investment Trust, and consist of 822,241 shares and warrants to purchase 1,603,141 shares of common stock, for an exercise price of $11.50 per share. The business address for Ms. Murphy is c/o Sperling & Slater, P.C., 55 W. Monroe Street, Suite 3200, Chicago, IL 60606.

(9) Includes 9,337 shares of unvested restricted stock.

(10) Includes 4,668 shares of unvested restricted stock.

(11) Includes 290,627 shares of unvested restricted stock.

(12) Includes 99,375 shares of unvested restricted stock.

(13)  Includes 60,000 shares of unvested restricted stock.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships or Related Person Transactions

Our Board of Directors has adopted a written related person transaction policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) and all material facts with respect thereto. The general counsel must promptly communicate such information to our Audit Committee or another independent body of our Board of Directors. No related person transaction may be entered into without the approval or ratification of our Audit Committee or another independent body of our Board of Directors. It is our policy that directors interested in a related person transaction must recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee or another independent body of our Board of Directors in determining whether or not to approve or ratify a related person transaction. Accordingly, these determinations are made in accordance with Delaware law.

During fiscal year 2019, we were not a party to a transaction or series of transactions in which the amount involved did or may exceed $120,000 in which any of our directors, executive officers, any holder of more than 5% of the Company's common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” above.

Director Independence

Pursuant to Nasdaq listing standards, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by our Board of Directors. Consistent with this requirement, based on the review and recommendation of the Nominating and Corporate Governance Committee, our Board of Directors reviewed all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, and has affirmatively determined that each of Lawrence F. Levy, Eileen Aptman, Ari B. Levy, R.J. Melman and Joseph Stein is an “independent” director under the applicable Nasdaq listing standards. In making this determination, our Board of Directors found that each of these directors is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent and satisfies the standards for membership on such committees under applicable Nasdaq standards and SEC rules.

Item 14.  Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of Ernst & Young, our independent registered public accounting firm (the “independent auditor”). The independent auditor reports directly to the Audit Committee. As part of its responsibility, the Audit Committee established a policy to pre-approve all Audit Services and permissible Non-Audit Services performed by the independent auditor. In pre-approving services, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence.

The Audit Committee also considers whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its understanding and knowledge of the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.

The Audit Committee is mindful of the relationship between fees for Audit and permissible Non-Audit Services in deciding whether to pre-approve any such services and may determine, for each fiscal year, the appropriate relationship between the total amount of fees for Audit and Audit-Related Services and the total amount of fees for Tax Services and certain permissible Non-Audit Services classified as “All Other Services.” Prior to the engagement of the independent auditor for an upcoming audit/non-audit service period, defined as a twelve-month timeframe, Ernst & Young submits to the Audit Committee for approval a detailed list of services expected to be rendered during that period as well as an estimate of the associated fees for each of the following four categories of services:

•Audit Services consist of services rendered by an external auditor for the audit of the Company’s annual consolidated financial statements (including tax services performed to fulfill the auditor’s responsibility under generally accepted auditing standards), the audit of internal control over financial reporting performed in conjunction with the audit of the annual consolidated financial statements and reviews of financial statements included in Form 10-Qs. Audit Services include services that generally only an external auditor can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

•Audit-Related Services consist of assurance and related services (e.g., due diligence) by an external auditor that are reasonably related to the audit or review of financial statements, including employee benefit plan audits, due diligence related to mergers and acquisitions, employee benefit plan audits, accounting consultations and audits in connection with proposed or consummated acquisitions, internal control reviews, attest services related to financial reporting that are not required by statute or regulation, audit-related litigation advisory services and consultation concerning financial accounting and reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended.

•Tax Services consist of services performed by the independent auditor’s tax personnel except those included in Audit Services above. Tax Services include those services rendered by an external auditor for tax compliance, tax consulting, tax planning, expatriate tax services, transfer pricing studies, tax planning, and tax issues related to stock compensation.

•Other Non-Audit Services are any other permissible work that is not an Audit, Audit-Related or Tax Service and include non-audit-related litigation advisory services and administrative assistance related to expatriate services.

For each type of service, details of the service as well as estimated fees are reviewed and pre-approved by the Audit Committee as either an annual amount or specified stand-alone activity. Pre-approval of such services is used as the basis for establishing the spend level, and the Audit Committee requires the independent auditor to report detailed actual/projected fees versus the budget periodically throughout the year by category of service and by specific project.

Circumstances may arise during the twelve-month period when it may become necessary to engage the independent auditor for additional services or additional effort not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

This review is typically done in formal Audit Committee meetings; however, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services performed by our independent public accounting firms in fiscal year 2019 were pre-approved in accordance with the policy adopted by the audit committee described above.

Fees Paid to Independent Registered Public Accounting Firms for 2018 and 2019

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young for the fiscal years ended December 31, 2019 and January 1, 2019 (in thousands):

	2019	2018
Audit Fees(1)	$1,068	$1,107
Audit-Related Fees	—	—
Tax Fees	15	—
All Other Fees(2)	2	4
Total Fees	$1,085	$1,111

____________
(1) Audit fees were the aggregate fees for professional services rendered by Ernst & Young related to the audit of our consolidated financial statements and quarterly interim reviews during the fiscal years ended December 31, 2019 and January 1, 2019, as well as various consultation matters. Also included in fiscal 2019 and 2018, were the aggregate fees for professional services rendered by Ernst & Young related to the audit of the effectiveness of internal control over financial reporting.

(2)  Other fees consist of a subscription to Ernst & Young's accounting research tool during the fiscal years ended December 31, 2019 and January 1, 2019.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

3. Exhibits

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: April 29, 2020

/s/ Steven L. Brake
Steven L. Brake
Executive Vice President and Chief Financial Officer

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

10.19*++	Employment Agreement, dated February 13, 2020, between Chad Gretzema and Del Taco LLC.

21.1++	Subsidiaries of the registrant.

23.1++	Consent of Ernst & Young LLP.

31.1++	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2++	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1++	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2++	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

31.3+	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.4+	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

101.INS++	XBRL Instance Document.

101.SCH++	XBRL Taxonomy Extension Schema Document.

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF++	XBRL Taxonomy Extension Definition Document.

* Management contract or compensatory plan or arrangement.
+ Filed herewith.
++ Previously filed as an exhibit to the Company’s Annual Report on Form 10-K filed March 13, 2020.