Form 10-Q
period 2020-03-24
Del Taco Restaurants, Inc.
filed 2020-05-04
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2020

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

Del Taco Restaurants, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 24, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,138	$1,421
Accounts and other receivables, net	2,254	3,580
Inventories	3,037	3,123
Prepaid expenses and other current assets	1,852	2,289
Assets held for sale	—	8,411
Total current assets	45,281	18,824
Property and equipment, net	156,553	156,921
Operating lease right-of-use assets	258,573	258,278
Goodwill	108,979	192,739
Trademarks	208,400	220,300
Intangible assets, net	10,998	10,827
Other assets, net	4,600	4,568
Total assets	$793,384	$862,457
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,601	$19,652
Other accrued liabilities	41,150	34,577
Current portion of finance lease obligations and other debt	212	220
Current portion of operating lease liabilities	21,107	17,848
Total current liabilities	81,070	72,297
Long-term debt, finance lease obligations and other debt, excluding current portion, net	174,356	144,581
Operating lease liabilities, excluding current portion	261,781	257,361
Deferred income taxes	59,369	69,510
Other non-current liabilities	16,004	16,601
Total liabilities	592,580	560,350
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,080,960 shares issued and outstanding at March 24, 2020; 37,059,202 shares issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	334,499	333,379
Accumulated other comprehensive loss	(7)	(52)
Accumulated deficit	(133,692)	(31,224)
Total shareholders’ equity	200,804	302,107
Total liabilities and shareholders’ equity	$793,384	$862,457
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Revenue:
Company restaurant sales	$100,333	$105,903
Franchise revenue	4,391	4,065
Franchise advertising contributions	3,211	3,131
Franchise sublease and other income	1,875	1,098
Total revenue	109,810	114,197
Operating expenses:
Restaurant operating expenses:
Food and paper costs	28,295	28,818
Labor and related expenses	34,936	35,900
Occupancy and other operating expenses	24,408	24,433
General and administrative	9,866	10,465
Franchise advertising expenses	3,211	3,131
Depreciation and amortization	6,137	5,907
Occupancy and other - franchise subleases and other	1,595	854
Pre-opening costs	233	100
Impairment of goodwill	87,277	—
Impairment of trademarks	11,900	—
Impairment of long-lived assets	8,287	—
Restaurant closure charges, net	494	640
Loss on disposal of assets and adjustments to assets held for sale, net	122	290
Total operating expenses	216,761	110,538
(Loss) income from operations	(106,951)	3,659
Other expense (income), net
Interest expense	1,508	1,784
Other income	—	(104)
Total other expense, net	1,508	1,680
(Loss) income from operations before (benefit) provision for income taxes	(108,459)	1,979
(Benefit) provision for income taxes	(5,991)	554
Net (loss) income	(102,468)	1,425
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	—	(139)
Reclassification of interest rate cap amortization included in net income, net of tax	45	21
Total other comprehensive income (loss), net	45	(118)
Comprehensive (loss) income	$(102,423)	$1,307
(Loss) earnings per share:
Basic	$(2.76)	$0.04
Diluted	$(2.76)	$0.04
Weighted-average shares outstanding
Basic	37,075,994	37,155,978
Diluted	37,075,994	37,346,319
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 1, 2019	—	37,305,342	$4	$336,941	$180	$85,149	$422,274
Adjustment for adoption of new lease standard, net of tax		—	—	—	—	1,912	1,912
Net income	—	—	—	—	—	1,425	1,425
Other comprehensive loss, net of tax	—	—	—	—	(118)	—	(118)
Comprehensive income							1,307
Stock-based compensation	—	—	—	1,577	—	—	1,577
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	13,172	—	(84)	—	—	(84)
Exercise of stock options	—	1,500	—	16	—	—	16
Repurchase of common stocks and warrants	—	(270,874)	—	(4,306)	—	—	(4,306)
Balance at March 26, 2019	—	37,049,140	$4	$334,144	$62	$88,486	$422,696

Balance at December 31, 2019	—	37,059,202	$4	$333,379	$(52)	$(31,224)	$302,107
Net loss	—	—	—	—	—	(102,468)	(102,468)
Other comprehensive income, net of tax	—	—	—	—	45	—	45
Comprehensive loss							(102,423)
Stock-based compensation	—	—	—	1,225	—	—	1,225
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	21,758	—	(105)	—	—	(105)
Balance at March 24, 2020	—	37,080,960	$4	$334,499	$(7)	$(133,692)	$200,804

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Operating activities
Net (loss) income	$(102,468)	$1,425
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,137	5,907
Amortization of deferred financing costs, debt discount and interest rate cap	123	118
Amortization of operating lease assets	5,112	4,963
Stock-based compensation	1,225	1,577
Impairment of goodwill	87,277	—
Impairment of trademarks	11,900	—
Impairment of long-lived assets	8,287	—
Deferred income taxes	(10,158)	196
Loss on disposal of assets and adjustments to assets held for sale, net	122	290
Restaurant closure charges	46	118
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,326	(48)
Inventories	86	259
Prepaid expenses and other current assets	3,357	2,297
Other assets	(95)	(18)
Accounts payable	(711)	(1,317)
Operating lease liabilities	(4,863)	(4,695)
Other accrued liabilities	6,796	(1,051)
Other non-current liabilities	(940)	(118)
Net cash provided by operating activities	12,559	9,903
Investing activities
Purchases of property and equipment	(7,983)	(7,007)
Proceeds from disposal of property and equipment, net	1,440	10,040
Purchases of other assets	(384)	(515)
Acquisition of franchisees	—	(3,120)
Proceeds from sale of company-operated restaurants	1,219	2,090
Net cash (used in) provided by investing activities	(5,708)	1,488
Financing activities
Proceeds from issuance of common stock	—	—
Repurchase of common stock and warrants	—	(4,306)
Payment of tax withholding related to restricted stock vesting	(105)	(84)
Payments on finance leases and other debt	(29)	(146)
Proceeds from revolving credit facility	40,000	9,000
Payments on revolving credit facility	(10,000)	(14,000)
Proceeds from exercise of stock options	—	16
Net cash provided by (used in) financing activities	29,866	(9,520)
Increase in cash and cash equivalents	36,717	1,871
Cash and cash equivalents at beginning of period	1,421	7,153
Cash and cash equivalents at end of period	$38,138	$9,024
Supplemental cash flow information:
Cash paid during the period for interest	$854	$1,134
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$5,039	$4,342
Amortization of interest rate cap into net income, net of tax	45	21
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	—	(139)
Operating lease right-of-use assets obtained in exchange for lease obligations	9,358	240,160
Finance lease right-of-use assets obtained in exchange for lease obligations	—	1,185
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncements	—	3,116

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At March 24, 2020, there were 296 company-operated and 300 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At March 26, 2019, there were 312 company-operated and 271 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K").

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2020 is a fifty-two week period ending December 29, 2020. Fiscal year 2019 is the fifty-two week period ended December 31, 2019. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2020, the Company’s accompanying financial statements reflect the twelve weeks ended March 24, 2020. For fiscal year 2019, the Company’s accompanying financial statements reflect the twelve weeks ended March 26, 2019.
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
Recently Issued Accounting Standards
In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a subsidiary becomes an equity method investment; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Furthermore, ASU 2019-12 simplifies the accounting for income taxes by doing the following: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
any incremental amount incurred as a non-income-based tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part if the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
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
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in the 2019 Form 10-K filed with the SEC on March 13, 2020 that have had a material impact on our consolidated financial statements and related notes.
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. We generally estimate fair value using the discounted value of the estimated cash flows associated with the respective restaurant or agreement, using Level 3 inputs. The impairment charges represent the excess of each operating lease right-of-use asset, furniture, fixtures and equipment and leasehold improvement's carrying amount over its estimated fair value.
During the twelve weeks ended March 24, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecast restaurant performance which resulted in elevated impairment charges for the twelve weeks ended March 24, 2020. As a result, the Company recorded a non-cash impairment charge totaling $8.3 million related to eight restaurants based on the estimate of future recoverable cash flows. As part of the impairment charge, the Company wrote-off $4.2 million of operating lease right-of-use assets, $1.3 million of furniture, fixtures and equipment and $2.8 million of leasehold improvements. No impairment charges were recorded during the twelve weeks ended March 26, 2019.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restaurant Closure Charges
Restaurant closure liability was $0.4 million at both March 24, 2020 and December 31, 2019 which relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Beginning Balance	$437	$2,092
Reclassified to operating lease right-of-use assets	—	(1,900)
Cash payments	—	(192)
Adjustments to estimates based on current activity	—	118
Accretion	8	—
Ending Balance	$445	$118

During the twelve weeks ended March 26, 2019, in connection with the adoption of ASU 2016-02, Leases, the Company reclassified $1.9 million of the lease-related restaurant closure liability to offset the respective operating lease right-of-use assets.
The current portion of the restaurant closure liability was $0.2 million and $0.1 million as of March 24, 2020 and December 31, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability is $0.3 million as of both March 24, 2020 and December 31, 2019 and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2022.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
4. Summary of Refranchising and Franchise Acquisitions
Refranchising
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells restaurants’ inventory and equipment and retains ownership of the leasehold interest to the real estate to sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as a result, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents, and the Company records sublease assets/liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. Sublease assets represent subleases with stated rent above comparable market rents. Sublease assets are amortized to sublease income over the term of the related sublease. Sublease liabilities represent subleases with stated rent below comparable market rents and are amortized to sublease income over the term of the related sublease. Both sublease assets and sublease liabilities arise from the sale of company-operated restaurants to franchisees. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in franchise revenue as earned.
The Company sold five company-operated restaurants to a franchisee in the first quarter of 2020 and 13 company-operated restaurants to franchisees in the first quarter of 2019. The following table summarizes the net loss recognized related to these transactions during the twelve weeks ended March 24, 2020 and March 26, 2019 (dollars in thousands):

	12 Weeks Ended March 24, 2020	12 Weeks Ended March 26, 2019
Company-operated restaurants sold to franchisees	5	13

Proceeds from the sale of company-operated restaurants, net of selling costs	$1,219	$2,090
Net assets sold (primarily furniture, fixtures and equipment) (a)	(731)	(2,051)
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)	(83)
Allocation to deferred franchise fees	(159)	(281)
Sublease assets, net	220	260
Loss on sale of company-operated restaurants (b)	$(647)	$(65)

(a) Of the net assets sold during the twelve weeks ended March 24, 2020, $0.69 million was included in assets held for sale as of December 31, 2019. The net assets sold during the twelve weeks ended March 26, 2019 were all included in assets held for sale as of January 1, 2019.
(b) Of the loss related to the five company-operated restaurants sold during the twelve weeks ended March 24, 2020, $0.58 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive (loss) income.

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
As of December 31, 2019, the Company classified 19 company-operated restaurants as held for sale. During the twelve weeks ended March 24, 2020, the Company sold five company-operated restaurants as discussed in the Refranchising section above and determined that the remaining 14 company-operated restaurants would not be sold within the next year and therefore reclassified the related long-lived assets back to held for use. The Company reclassified the assets back to held for use at their carrying amount before they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held and used. As such, the Company recognized a loss of $0.5 million related to the reclassification which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statement of comprehensive (loss) income. Assets held for sale at March 24, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 24, 2020	December 31, 2019
Other property and equipment held for sale	$—	$4,025
Goodwill	—	4,386
	$—	$8,411

Franchise Acquisitions
There were no franchise acquisitions during the twelve weeks ended March 24, 2020. The Company acquired three franchise-operated restaurants during the twelve weeks ended March 26, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions for the twelve weeks ended March 26, 2019 (dollars in thousands):

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
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the twelve weeks ended March 24, 2020 are as follows (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Goodwill
Balance as of December 31, 2019	$192,739
Goodwill reclassified from held for sale	3,517
Impairment of goodwill	(87,277)
Balance as of March 24, 2020	$108,979

The decrease in goodwill was primarily due to an impairment of $87.3 million. In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close restaurant dining rooms and operate with only drive-thru, take-out and delivery orders. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, a discount rate that approximates the Company's weighted average cost of capital and a selection of comparable companies. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $87.3 million, equal to the excess of the reporting unit's carrying value above its fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive (loss) income. Accumulated goodwill impairment losses were $205.5 million and $118.3 million as of March 24, 2020 and December 31, 2019, respectively.
In conjunction with the quantitative goodwill impairment assessment, the Company also performed a quantitative impairment assessment of its indefinite-lived trademarks. Using Level 3 inputs, the Company used the relief from royalty method to determine the fair value of its trademark. Significant assumptions and estimates used in determining fair value include future revenues, the royalty rate, franchise attrition, brand maintenance expenses and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined the fair value of its trademark was less than its carrying value and recognized a non-cash impairment charge of $11.9 million, equal to the excess of the trademark's carrying value above its fair value. The impairment charge was recorded in impairment of trademarks on the consolidated statements of comprehensive (loss) income.
The Company’s other intangible assets at March 24, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 24, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	1,820	(103)	1,717	1,340	(82)	1,258
Franchise rights	14,298	(5,727)	8,571	14,298	(5,465)	8,833
Reacquired franchise rights	943	(233)	710	943	(207)	736
Total amortized other intangible assets	$17,061	$(6,063)	$10,998	$16,581	$(5,754)	$10,827

The Company recorded sublease assets of $0.5 million and $1.0 million during the twelve weeks ended March 24, 2020 and March 26, 2019, respectively, in connection with the sale of company-operated restaurants (see Note 4 for more information).

During the twelve weeks ended March 26, 2019, the Company reclassified $0.4 million respectively of franchise rights as reacquired franchise rights related to the Company's acquisition of three franchise-operated restaurants and wrote off $11,000 of franchise rights associated with the closure of one franchise-operated restaurant.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
6. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at March 24, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 24, 2020	December 31, 2019
Senior Credit Facility, as amended, net of unamortized debt discount of $219 and $231 and deferred financing costs of $988 and $1,038 at March 24, 2020 and December 31, 2019, respectively	$173,793	$143,731
Total outstanding indebtedness	173,793	143,731
Obligations under finance leases and other debt	775	1,070
Total debt	174,568	144,801
Less: amounts due within one year	212	220
Total amounts due after one year, net	$174,356	$144,581

At March 24, 2020 and December 31, 2019, the Company assessed the amounts recorded under the Senior Credit Facility and determined that such amounts approximated fair value.
Senior Credit Facility
On August 4, 2015, the Company refinanced its then existing senior credit facility and entered into a new credit agreement (the “Senior Credit Facility”). The Senior Credit Facility, which was to mature on August 4, 2020, provided for a $250 million revolving credit facility.

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

The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 24, 2020. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
At March 24, 2020, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 3.45%. At March 24, 2020, the Company had a total of $57.7 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $175.0 million of outstanding borrowings and $17.3 million of letters of credit outstanding, which reduce availability under the Senior Credit Facility, as amended.
On March 30, 2020, the Company borrowed an additional $25.0 million under its Senior Credit Facility, which reduced the availability for additional borrowings under the Senior Credit Facility to $32.7 million.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
result of the sublease arrangements, future rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. In general, the terms of the sublease are similar to the terms of the master lease.
The components of lease cost were as follows (in thousands):

	Classification	Twelve Weeks Ended March 24, 2020	Twelve Weeks Ended March 26, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,446	$8,799
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	55	133
Interest on lease liabilities	Interest expense	12	27
Short-term lease cost	Occupancy and other operating expenses	72	101
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	323	390
Sublease income	Franchise sublease and other income	(1,582)	(912)
Total lease cost		$8,326	$8,538

Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of March 24, 2020 and December 31, 2019 was as follows (in thousands):

	March 24, 2020	December 31, 2019
Operating lease assets:
Operating lease right-of-use assets	$258,573	$258,278
Operating lease liabilities:
Current portion of operating lease liabilities	$21,107	$17,848
Operating lease liabilities, excluding current portion	261,781	257,361
Total operating lease liabilities	$282,888	$275,209

Finance lease assets:
Buildings under finance leases	$495	$871
Accumulated depreciation	(227)	(334)
Finance lease assets, net	$268	$537
Finance lease obligations:
Current portion of finance lease obligations and other debt	$153	$162
Long-term debt, finance lease obligations and other debt, excluding current portion, net	140	412
Total finance lease obligations	$293	$574

Weighted Average Remaining Lease Term (in years)	March 24, 2020
Operating leases	12.7
Finance leases	2.3

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Weighted Average Discount Rate	March 24, 2020
Operating leases	6.59%
Finance leases	10.48%

Supplemental cash flow information related to leases was as follows (in thousands):

	Twelve Weeks Ended March 24, 2020	Twelve Weeks Ended March 26, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$6,012	$5,835
Operating cash flows used for finance leases	$12	$27
Financing cash flows used for finance leases	$54	$133

The estimated future lease payments as of March 24, 2020, are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2020	$134	$29,012	$(4,761)	$24,385
2021	138	39,100	(6,247)	32,991
2022	19	40,845	(6,802)	34,062
2023	17	35,751	(6,120)	29,648
2024	16	29,975	(5,463)	24,528
Thereafter	4	252,220	(60,760)	191,464
Total lease payments	$328	$426,903	$(90,153)	$337,078
Amounts representing interest	(35)	(144,015)		(144,050)
Present value of lease obligations	$293	$282,888		$193,028

During the twelve weeks ended March 24, 2020, the Company entered into one sale leaseback arrangement with a third party private investor. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease where the Company intends to use the property during the lease term. The lease has been accounted for as an operating lease. The net proceeds from the transactions totaled approximately $1.4 million. Under the arrangement, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. The sale of this property resulted in a gain of approximately $0.6 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income.
During the twelve weeks ended March 26, 2019, the Company entered into two sale leaseback arrangements with third party private investors. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $10.0 million. Under one of the arrangements, the Company sold the land and building related to a restaurant constructed during 2018 and leased it back for a term of 20 years. Under the other arrangement, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.1 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income. The assets sold were included in assets held for sale as of January 1, 2019.
In response to the COVID-19 pandemic, subsequent to the twelve weeks ended March 24, 2020, we negotiated temporary deferral of certain second quarter of fiscal 2020 rent payments until future periods. We intend to consider recent FASB staff guidance to account for these lease arrangements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
8. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the Senior Credit Facility that effectively converted that portion of the outstanding balance of the Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through March 24, 2020, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms perfectly match with the interest rate cap reset dates and other critical terms during the twelve weeks ended March 24, 2020.
During the twelve weeks weeks ended March 24, 2020, the Company reclassified $62,000 of interest expense related to the hedges of these transactions into earnings. As of March 24, 2020, the Company was hedging forecasted transactions expected to occur through March 31, 2020. Assuming interest rates at March 24, 2020 remain constant and the hedge remains effective, $5,000 of interest expense related to hedges of these transactions will be reclassified into earnings over the next week until the expiration of the interest rate cap on March 31, 2020.
The effective portion of the 2016 Interest Rate Cap Agreement through March 24, 2020 was included in accumulated other comprehensive income.
9. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the Senior Credit Facility, as amended, approximated its fair value. The 2016 Interest Rate Cap Agreement is recorded at fair value in the Company’s consolidated balance sheets.
As of March 24, 2020 and December 31, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis. For both periods, this included a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company categorized these interest rate cap contracts as Level 2 fair value measurements. The fair value of the 2016 Interest Rate Cap Agreement was $0.0 million at both March 24, 2020 and December 31, 2019, and is included in other assets in the Company's consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of March 24, 2020 and December 31, 2019 were as follows (in thousands):

	March 24, 2020 (Unaudited)	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

	December 31, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

10. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	March 24, 2020	December 31, 2019
Employee compensation and related items	$8,569	$10,008
Accrued insurance	5,923	5,900
Accrued state income tax	5,771	1,605
Accrued sales tax	5,249	4,099
Accrued advertising	3,210	1,345
Accrued property and equipment purchases	2,840	3,190
Accrued real property tax	2,475	1,652
Deferred gift card income	1,344	1,585
Accrued rent and related items	1,207	1,382
Restaurant closure liabilities	166	129
Other	4,396	3,682
	$41,150	$34,577

A summary of other non-current liabilities follows (in thousands):

	March 24, 2020	December 31, 2019
Insurance reserves	7,816	8,110
Deferred development and initial franchise fees	4,286	4,241
Sublease liabilities	1,460	1,223
Deferred gift card income	985	1,474
Restaurant closure liability	279	308
Unearned trade discount, non-current	246	320
Other	932	925
	$16,004	$16,601

11. Stock-Based Compensation
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At March 24, 2020, there were 617,315 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.2 million and $1.6 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of March 24, 2020 and changes during the period from December 31, 2019 through March 24, 2020 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,142,718	$12.92
Granted	140,500	7.75
Vested	(35,625)	11.53
Forfeited	(67,750)	12.83
Nonvested at March 24, 2020	1,179,843	$12.36
For both the twelve weeks ended March 24, 2020 and March 26, 2019, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 13,867 and 8,078 shares withheld, respectively. As of March 24, 2020, there was $8.4 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.4 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of March 24, 2020 and changes during the period from December 31, 2019 through March 24, 2020 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2019	412,750	$11.71	3.8	$—
Granted	55,000	7.93
Exercised	—	—
Forfeited/Expired	(26,250)	11.37
Options outstanding at March 24, 2020	441,500	$11.26	4.1	$—
Options exercisable at March 24,2020	257,248	$11.04	3.2	$—
Options exercisable and expected to vest at March 24, 2020	406,151	$11.31	3.9	$—

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on March 24, 2020 and December 31, 2019, respectively.
As of March 24, 2020, there was $0.4 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants that is expected to be recognized over a weighted-average remaining period of 2.3 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
weeks ended March 24, 2020, the Company did not repurchase any shares or warrants. During the twelve weeks ended March 26, 2019, the Company repurchased (1) 270,874 shares of common stock for an average price per share of $10.30 for an aggregate cost of approximately $2.8 million, including incremental direct costs to acquire the shares, and (2) 840,255 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants. The Company accounted for the repurchased shares as constructively retired as of March 26, 2019.
As of March 24, 2020, there was approximately $22.3 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Numerator:
Net (loss) income	$(102,468)	$1,425
Denominator:
Weighted-average shares outstanding - basic	37,075,994	37,155,978
Dilutive effect of unvested restricted stock	—	188,934
Dilutive effect of stock options	—	1,407
Dilutive effect of warrants	—	—
Weighted-average shares outstanding - diluted	37,075,994	37,346,319
Net (loss) income per share - basic	$(2.76)	$0.04
Net (loss) income per share - diluted	$(2.76)	$0.04
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	6,612,980	6,546,264

14. Income Taxes
The effective income tax rates were 5.5% and 28.0% for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. The benefit for income taxes was $6.0 million for the twelve weeks ended March 24, 2020. The provision for income taxes was $0.6 million for the twelve weeks ended March 26, 2019.
The income tax benefit for the twelve weeks ended March 24, 2020 is driven by the estimated effective income tax rate of 5.5%. The benefit for income taxes of $6.0 million is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended March 26, 2019 is driven by the estimated effective income tax rate of 28.0%. The provision for income taxes of $0.6 million is primarily impacted by statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of March 24, 2020 and December 31, 2019 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of March 24, 2020 are approximately $36.8 million. The Company has excluded agreements that are cancelable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 24, 2020.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company's insurance retention, but less than the coverage limit, that is both probable and estimable. Therefore, the Company has recorded an expense for this overall action equal to the full retention as of March 24, 2020.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
16. Subsequent Events

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company is currently evaluating the impact on its consolidated financial statements and has not yet quantified the impact to the financial statements that may result from the CARES Act. The Company anticipates it will benefit from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation, and beginning with pay dates on and after April 14, 2020, the Company has elected to defer the employer-paid portion of social security taxes. The Company is also currently assessing its eligibility for certain employee retention tax credits but does not expect such credits to have a material impact on the financial statements.

Liquidity

On March 30, 2020, the Company borrowed an additional $25.0 million under its Senior Credit Facility as a precautionary measure to enhance its financial flexibility in light of the uncertain market and economic conditions related to the COVID-19 pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 31, 2019, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2020.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open and estimates of our effective tax rates. We use words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) to identify forward-looking statements.  These statements are based on assumptions and information available to us as of the date any such statements are made and are subject to risks and uncertainties.  These risks and uncertainties include, without limitation, the impact of the COVID-19 pandemic, consumer demand, our inability to successfully open company-operated or franchise-operated restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, changes in, or the discontinuation of the Company's repurchase program, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors.  Our actual results may differ materially from those anticipated in these forward-looking statements due to these risks and uncertainties, as well as others, including, without limitation, those discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019 and in Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. We assume no obligation to update or revise these forward-looking statements as a result of new information, future events or any other reason.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2020 is the 52-week period ended December 29, 2020 ("Fiscal 2020"). Fiscal year 2019 is the 52-week period ended December 31, 2019 ("Fiscal 2019").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of March 24, 2020, we have 596 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $8.06 during Fiscal 2019, we offer a compelling value proposition relative to both QSR and fast casual peers.

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all except one of our restaurants are located. We first began to experience impacts from COVID-19 around the middle of March 2020 as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. The long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Please refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further information.

As sales declined from the impact of the COVID-19 pandemic, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, the Company borrowed $25.0 million under its Senior Credit Facility during the twelve weeks ended March 24, 2020. On March 30, 2020, the Company borrowed an additional $25.0 million under its Senior Credit Facility. The borrowings were a precautionary measure to enhance our financial flexibility.

With the health and safety of its employees, franchisees, and guests in mind, Del Taco has maintained operations during the COVID-19 pandemic through its drive-thru, take-out and rapidly expanding delivery channels, without laying-off or furloughing any restaurant employees. The Company has made dozens of changes to its operating procedures, such as promoting social distancing procedures in its kitchens and for carry-out, closing dining rooms, providing gloves and face masks to all employees, increasing cleaning frequency, improving contactless service, and preparing for employee health and wellness procedures.

There are currently four temporary closures, including one company-operated restaurant, representing less than 1% of the Del Taco system. During the fiscal first quarter 2020, third party delivery was available in substantially all company-operated restaurants and represented more than 3% of company-operated restaurant sales. Through the first five weeks of the fiscal second quarter 2020, third party delivery has increased to approximately 8% of company-operated restaurant sales. Third party delivery through one or more providers is also now available in more than 90% of franchised restaurants.

Del Taco successfully transitioned its restaurant support center into a virtual office on March 16, 2020 and has maintained business continuity through a combination of existing and new technologies. The Company has maintained proactive communications with its distributor and key suppliers and has not experienced any meaningful disruptions to its supply chain.

Del Taco will be recognizing its general managers and restaurant teams for their efforts to serve their communities through several programs, including guaranteed fiscal first and second quarter 2020 bonuses for all general managers, maintaining planned annual merit increases, and providing free meals for team members. These initiatives have been funded through a series of cost-cutting measures, including implementing voluntary salary reductions for all Vice Presidents and above, reducing board member compensation, eliminating all non-essential general and administrative expense, deferring or eliminating all open support center positions and conducting a small reduction in force at the restaurant support center.

The Company has actively partnered with its franchisees to help ensure their success, including sharing best practices, holding regular owner conference calls with the executive team and ongoing discussions with franchise support teams. To enhance franchisee liquidity, Del Taco is deferring half of franchisees’ royalty payments for the first seven weeks of the crisis, waiving 1.5% of the typical 4.0% system-wide marketing fee payment for eight weeks, and deferring franchise sublease rent payments for six weeks.

Highlights and Trends
First Quarter 2020 Highlights
Our first quarter 2020 results and highlights include the following:
•Total revenues decreased 3.8% for the twelve weeks ended March 24, 2020 to $109.8 million compared to $114.2 million for the twelve weeks ended March 26, 2019, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and negative company-operated and franchise-operated same store sales. This is partially offset by additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity.
•For the twelve weeks ended March 24, 2020, system-wide same store sales decreased 3.1%, company-operated same store sales decreased 2.5% and franchise-operated same store sales decreased 3.7%. For the first ten weeks of the twelve weeks ended March 24, 2020, system-wide same store sales increased 1.0%, company-operated same store sales increased 1.5% and franchise-operated same store sales increased 0.3%. For the final two weeks of the twelve weeks ended March 24, 2020, system-wide same store sales decreased 21.4%, company-operated same store sales decreased 21.1% and franchise-operated same-store sales decreased 21.6%.
•During the twelve weeks ended March 24, 2020, we opened two new company-operated restaurants, opened one new franchise-operated restaurant, sold five company-operated restaurants to a franchisee, closed one company-operated restaurant, and closed two franchise-operated restaurants. During the twelve weeks ended March 26, 2019, we opened four new franchise-operated restaurants, purchased three franchise-operated restaurants, sold 13 company-operated restaurants to franchisees, and closed one franchise-operated restaurant.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve weeks ended March 24, 2020 and March 26, 2019:

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Company-operated same store sales	(2.5)%	(0.6)%
Franchise-operated same store sales	(3.7)%	0.4%
System-wide same store sales	(3.1)%	(0.1)%

The decrease in company-operated same store sales for the twelve weeks ended March 24, 2020 was comprised of a decrease in traffic of 6.2%, partially offset by an increase in average check size of 3.7% compared to the twelve weeks ended March 26, 2019. The decrease in company-operated same store sales for the twelve weeks ended March 26, 2019 was comprised of a decrease in traffic of 5.5%, partially offset by an increase in average check size of 4.9% compared to the twelve weeks ended March 27, 2018.
Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks ended March 24, 2020 and March 26, 2019, were as follows:

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Company-operated restaurant activity:
Beginning of period	300	322
Openings	2	—
Closures	(1)	—
Purchased from franchisees	—	3
Sold to franchisees	(5)	(13)
Restaurants at end of period	296	312
Franchise-operated restaurant activity:
Beginning of period	296	258
Openings	1	4
Closures	(2)	(1)
Purchased from Company	5	13
Sold to Company	—	(3)
Restaurants at end of period	300	271
Total restaurant activity:
Beginning of period	596	580
Openings	3	4
Closures	(3)	(1)
Restaurants at end of period	596	583

The closures presented in the table above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as a reduction in this table and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. None of the permanent closures shown above were related to COVID-19 issues. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors that are outside of our control, including but not limited to, franchisees' agreements with their landlords and lenders.

For the full year of 2020, we believe our expectations regarding net restaurant development and closures by our franchisees could be materially impacted by COVID-19. Following the fiscal first quarter, one new company-operated and three new franchise-operated restaurants are currently expected to open by summer, and we are currently evaluating the appropriate timing for the remainder of the originally planned fiscal 2020 system-wide openings. Given the significant uncertainties related to the COVID-19 pandemic, including the timing of lifting dine-in operating restrictions and various stay-at-home orders, customer re-engagement with our brand and the short- and long-term impact on consumer discretionary spending, we have withdrawn our 2020 net restaurant development and closure guidance issued on March 11, 2020.
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
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of March 24, 2020 and March 26, 2019, there were 278 and 285 restaurants, respectively, in the comparable company-operated restaurant base. As of March 24, 2020 and March 26, 2019, there were 278 and 254 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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

(i)they do not reflect cash expenditures, or future requirements for capital expenditures or contractual commitments;
(ii)they do not reflect changes in, or cash requirements for, working capital needs;
(iii)they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt;
(iv)although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;
(v)they do not adjust for all non-cash income or expense items that are reflected in the statements of cash flows;
(vi)they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations; and
(vii)other companies in the industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.
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
Franchise Sublease and Other Income
Franchise sublease income consists of rental income received from franchisees related to properties where we have subleased a leasehold interest to the franchisee but remain primarily liable to the landlord. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other. Franchise sublease income also includes rental income for closed restaurant properties where we have subleased to a third party but remain primarily liable to the landlord. The related expenses are recognized in Restaurant Closure Charges, Net. Franchise other income includes information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as Franchise Sublease and Other Income upon transfer of the hardware. The related expenses are recognized in Occupancy and Other - Franchise Subleases and Other.
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
General and Administrative Expenses
General and administrative expenses are comprised of expenses associated with corporate and regional supervision functions that support the operations of existing restaurants and development of new restaurants, including compensation and benefits, travel expenses, stock-based compensation expenses, legal and professional fees, information systems, corporate office occupancy costs and other related corporate costs. Also included are expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise operational support. General and administrative expenses also include legal, accounting, insurance, investor relations and other expenses that are incurred as a public company.
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
Impairment of Trademarks
The Company's trademarks are not amortized, but instead are tested for impairment annually in the fourth quarter of each fiscal year or more frequently if events and circumstances indicate that the assets might be impaired. When events or circumstances indicate the carrying value of the Company's trademarks may not be recoverable, an appropriate impairment charge is recorded. Impairments could increase if performance of the Company is not sufficient to recover the carrying amount of its trademarks.
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
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including finance lease obligations and other debt. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Other Income
Other income consists of insurance proceeds related to fires at company-operated restaurants.
(Benefit) Provision for Income Taxes
Provision for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended March 24, 2020 and Twelve Weeks Ended March 26, 2019
The following table presents operating results for the twelve weeks ended March 24, 2020 and twelve weeks ended March 26, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	March 24, 2020			March 26, 2019			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$100,333	91.4%		$105,903	92.7%		$(5,570)	(5.3)%
Franchise revenue	4,391	4.0		4,065	3.6		326	8.0
Franchise advertising contributions	3,211	2.9		3,131	2.7		80	2.6
Franchise sublease and other income	1,875	1.7		1,098	1.0		777	70.8
Total revenue	109,810	100.0		114,197	100.0		(4,387)	(3.8)
Operating expenses
Restaurant operating expenses:
Food and paper costs	28,295	28.2	(1)	28,818	27.2	(1)	(523)	(1.8)
Labor and related expenses	34,936	34.8	(1)	35,900	33.9	(1)	(964)	(2.7)
Occupancy and other operating expenses	24,408	24.3	(1)	24,433	23.1	(1)	(25)	(0.1)
Total restaurant operating expenses	87,639	87.3	(1)	89,151	84.2	(1)	(1,512)	(1.7)
General and administrative	9,866	9.0		10,465	9.2		(599)	(5.7)
Franchise advertising expenses	3,211	2.9		3,131	2.7		80	2.6
Depreciation and amortization	6,137	5.6		5,907	5.2		230	3.9
Occupancy and other-franchise subleases and other	1,595	1.5		854	0.7		741	86.8
Pre-opening costs	233	0.2		100	0.1		133	133.0
Impairment of goodwill	87,277	79.5		—	—		87,277	*
Impairment of trademarks	11,900	10.8		—	—		11,900	*
Impairment of long-lived assets	8,287	7.5		—	—		8,287	*
Restaurant closure charges, net	494	0.4		640	0.6		(146)	(22.8)
Loss on disposal of assets and adjustments to assets held for sale, net	122	0.1		290	0.3		(168)	(57.9)
Total operating expenses	216,761	197.4		110,538	96.8		106,223	96.1
(Loss) income from operations	(106,951)	(97.4)		3,659	3.2		(110,610)	*
Other expense (income), net
Interest expense	1,508	1.4		1,784	1.6		(276)	(15.5)
Other income	—	—		(104)	(0.1)		104	(100.0)
Total other expense, net	1,508	1.4		1,680	1.5		(172)	(10.2)
(Loss) income from operations before (benefit) provision for income taxes	(108,459)	(98.8)		1,979	1.7		(110,438)	*
(Benefit) provision for income taxes	(5,991)	(5.5)		554	0.5		(6,545)	*
Net (loss) income	$(102,468)	(93.3)%		$1,425	1.2%		$(103,893)	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales decreased $5.6 million, or 5.3%, for the twelve weeks ended March 24, 2020, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and a decrease in company-operated same store sales of 2.5%, which was the result of a decrease in traffic of 6.2%, partially offset by average check size growth of 3.7%. For the first 10 weeks of the twelve weeks ended March 24, 2020, company-operated same store sales increased 1.5%. For the final two weeks of the twelve weeks ended March 24, 2020, company-operated same store sales were negatively impacted by COVID-19 and decreased 21.1%. Delivery represented over 3% of company restaurant sales during the fiscal first quarter and are expected to grow as a result of the COVID-19 pandemic.
Franchise Revenue
Franchise revenue increased $0.3 million, or 8.0%, for the twelve weeks ended March 24, 2020, primarily due to additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity, partially offset by a decrease in franchise-operated same store sales of 3.7%. For the first 10 weeks of the twelve weeks ended March 24, 2020, franchise-operated same store sales increased 0.3%. For the final two weeks of the twelve weeks ended March 24, 2020, franchise-operated same store sales were negatively impacted by COVID-19 and decreased 21.6%.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.1 million, or 2.6%, for the twelve weeks ended March 24, 2020 and is directly related to franchise revenue. Starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales. Management continues to monitor business, market and economic conditions, as well as the impact of the COVID-19 pandemic on franchisees, and expects to adjust the advertising contribution percentage back to 4.0% during the second fiscal quarter.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.8 million, or 70.8%, for the twelve weeks ended March 24, 2020, primarily due to sublease income related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019, the sale of 13 company-operated restaurants to franchisees during the first quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs decreased $0.5 million, or 1.8% for the twelve weeks ended March 24, 2020 due to the reduction in company restaurant sales, partially offset by commodity inflation. As a percentage of company restaurant sales, food and paper costs were 28.2% for the twelve weeks ended March 24, 2020 compared to 27.2% for the twelve weeks ended March 26, 2019. This percentage increase was the result of commodity inflation, partially offset by menu price increases.
Labor and Related Expenses
Labor and related expenses decreased $1.0 million, or 2.7% for the twelve weeks ended March 24, 2020, primarily due to a decrease in company restaurant sales due to our refranchising activity and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, partially offset by a California minimum wage increase on January 1, 2020. As a percentage of company restaurant sales, labor and related expenses were 34.8% for the twelve weeks ended March 24, 2020 compared to 33.9% for the twelve weeks ended March 26, 2019. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above and impact from the negative same store sales including impact from COVID-19 during the last two weeks of the first fiscal quarter, partially offset by the impact of menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses remained consistent at $24.4 million for the twelve weeks ended March 24, 2020 compared to the twelve weeks ended March 26, 2019 due to reductions in company restaurant sales due to our refranchising activity and reduced insurance expense, offset by increased third party delivery fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 24.3% for the twelve weeks ended March 24, 2020 compared to 23.1% for the twelve weeks ended March 26, 2019. This percentage increase was primarily related to increased third party delivery fees and negative same store sales including impact from COVID-19 during the last two weeks of the first fiscal quarter that amplified our operating expense deleverage, partially offset by reduced insurance expense. Third party delivery fees are expected to grow as a result of the COVID-19 pandemic.

General and Administrative Expenses
General and administrative expenses decreased $0.6 million, or 5.7%, for the twelve weeks ended March 24, 2020, primarily due to lower stock-based compensation and reduced management incentive compensation. As a percentage of total revenue, general and administrative expense was 9.0% for the twelve weeks ended March 24, 2020 compared to 9.2% for the twelve weeks ended March 26, 2019. The decrease as a percent of total revenue was primarily due to lower stock-based compensation and reduced management incentive compensation, partially offset by the impact of lower revenue.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.1 million, or 2.6%, for the twelve weeks ended March 24, 2020 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses were $6.1 million and $5.9 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. As a percentage of total revenue, depreciation and amortization expenses was 5.6% for the twelve weeks ended March 24, 2020 compared to 5.2% for the twelve weeks ended March 26, 2019. The increase as a percent of total revenue was primarily due to the addition of new assets, partially offset by the impact of refranchising.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $1.6 million and $0.9 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019, the sale of 13 company-operated restaurants to franchisees during the first quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which we retained the leasehold interest to the real estate.
Pre-opening Costs
Pre-opening costs were $0.2 million and $0.1 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. The increase was due to more restaurant openings in 2020 compared to 2019.
Impairment of Goodwill
The Company recorded a non-cash impairment charge of $87.3 million during the twelve weeks ended March 24, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment. No impairment charges were recorded during the twelve weeks ended March 26, 2019.
Impairment of Trademarks
The Company also recorded a non-cash impairment charge of $11.9 million related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment. No impairment charges were recorded during the twelve weeks ended March 26, 2019.
Impairment of Long-Lived Assets
The Company recorded a non-cash impairment charge of $8.3 million during the twelve weeks ended March 24, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment. No impairment charges were recorded during the twelve weeks ended March 26, 2019.

Restaurant Closure Charges, Net
Restaurant closure charges, net, were approximately $0.5 million and $0.6 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. The decrease was due to lower rent and property tax payments related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.1 million and $0.3 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to losses on the sale of five company-operated restaurants, an adjustment of $0.5 million related to the reclassification of 14 company-operated restaurants from held for sale to held for use and losses on the closure of one company-operated restaurant, partially offset by a gain of $0.6 million from one sale-leaseback transaction. Prior year net loss on disposal of assets and adjustments to assets held for sale related to the replacement of certain restaurant equipment, as well as losses on the sale of 13 company-operated restaurants and one sale-leaseback transaction, partially offset by a gain on one sale-leaseback transaction.
Interest Expense
Interest expense was $1.5 million and $1.8 million for the twelve weeks ended March 24, 2020 and March 26, 2019, respectively. The decrease is primarily due to lower average outstanding balances during the fiscal quarter and lower weighted average interest rates.
Other Income
There was no other income for the twelve weeks ended March 24, 2020. Other income was $0.1 million for the twelve weeks ended March 26, 2019 and consisted of insurance proceeds related to a fire at a company-operated restaurant.
(Benefit) Provision for Income Taxes
The effective income tax rates were 5.5% for the twelve weeks ended March 24, 2020 and 28.0% for the twelve weeks ended March 26, 2019. The (benefit) provision for income taxes consisted of income tax benefit of $6.0 million for the twelve weeks ended March 24, 2020 and income tax provision of $0.6 million for the twelve weeks ended March 26, 2019. The income tax benefit for the twelve weeks ended March 24, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended March 26, 2019 is driven by our estimated annual effective income tax rate of 28.0%, which consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
As sales declined from the impact of the COVID-19 pandemic, we proactively implemented several actions to reduce cash outlays and expenses. As part of our cash preservation strategy, the Company borrowed $25.0 million under its Senior Credit Facility during the twelve weeks ended March 24, 2020. On March 30, 2020, the Company borrowed an additional $25.0 million under its Senior Credit Facility. The borrowings were a precautionary measure to enhance our financial flexibility.
In our restaurants, we are working to adjust our operating expenses including adjusting labor hours to align with reduced demand and reducing non-essential controllable costs. We contacted landlords regarding rent deferrals. We also implemented voluntary salary reductions for all Vice Presidents and above, reduced board member compensation, eliminated all non-essential general and administrative expense, deferred or eliminated all open support center positions, conducted a small reduction in force at the restaurant support center and deferred all planned non-essential capital expenditures.
We believe that cash from operations, together with our cash balance of $38.1 million at March 24, 2020 and available borrowing capacity of $57.7 million at March 24, 2020 (reduced to $32.7 million following the March 30, 2020 borrowing), will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. Should our business take longer to recover than we currently anticipate, there are other actions we can take to further conserve liquidity.

Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share and warrant repurchase program and working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. Our company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Net cash provided by (used in)
Operating activities	$12,559	$9,903
Investing activities	(5,708)	1,488
Financing activities	29,866	(9,520)
Net increase in cash	$36,717	$1,871
Cash Flows Provided by Operating Activities
During the twelve weeks ended March 24, 2020, cash flows provided by operating activities were $12.6 million. The cash flows provided by operating activities resulted from a net loss of $102.5 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $6.3 million, amortization of operating lease assets of $5.1 million, stock-based compensation of $1.2 million, a loss on disposal of assets and adjustments to assets held for sale of $0.1 million and net working capital requirements of $5.0 million, partially offset by a non-cash adjustment for deferred income taxes of $10.2 million.
During the twelve weeks ended March 26, 2019, cash flows provided by operating activities were $9.9 million. The cash flows provided by operating activities resulted from net income of $1.4 million, non-cash adjustments for asset depreciation and amortization of $6.0 million, amortization of operating lease assets of $5.0 million, stock-based compensation of $1.6 million, deferred income taxes of $0.2 million, restaurant closure charges of $0.1 million, a loss on disposal of assets of $0.3 million and net working capital requirements of $4.7 million.
Cash Flows Provided by Investing Activities
During the twelve weeks ended March 24, 2020, cash flows used in investing activities were $5.7 million, which were primarily the result of purchase of property and equipment and other assets of $8.4 million, partially offset by proceeds from the sale of five company-operated restaurants to franchisees of $1.2 million and proceeds from the disposal of property and equipment for $1.4 million.
During the twelve weeks ended March 26, 2019, cash flows provided by investing activities were $1.5 million, which were primarily the result of proceeds from the disposal of property and equipment of $10.0 million and proceeds from the sale of thirteen company-operated restaurants of $2.1 million, partially offset by purchase of property and equipment and other assets of $7.5 million and the acquisition of three franchise-operated restaurants for $3.1 million.
Cash Flows Used in Financing Activities
During the twelve weeks ended March 24, 2020, cash flows provided by financing activities were $29.9 million. The cash flows provided by financing activities were primarily the result of borrowing $40.0 million on the revolving credit facility, offset by payments on the revolving credit facility of $10.0 million and payments of tax withholding of $0.1 million related to restricted stock vesting.

During the twelve weeks ended March 26, 2019, cash flows used in financing activities were $9.5 million. The cash flows used in financing activities were primarily the result of the repurchase of 270,874 shares of our common stock and 840,255 warrants for an aggregate purchase price of $4.3 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on finance leases totaling $0.1 million, partially offset by proceeds from exercise of stock options of $16,000. In addition, during the twelve weeks ended March 26, 2019, we borrowed $9.0 million on the revolving credit facility and made payments of $14.0 million on the revolving credit facility.
Debt and Other Obligations
Senior Credit Facility
During the fourth quarter of 2019, the Company refinanced the Senior Credit Facility, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 24, 2020.
At March 24, 2020, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 3.45%. As of March 24, 2020, there were $175.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at March 24, 2020 was $57.7 million.
On March 30, 2020, the Company borrowed an additional $25.0 million under its Senior Credit Facility, which reduced the unused borrowing capacity under the Senior Credit Facility to $32.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the Senior Credit Facility that effectively converted that portion of the outstanding balance of the Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. As of March 24, 2020, one-month LIBOR was 0.92%. During the twelve weeks ended March 24, 2020, the Company did not receive any payments related to the 2016 Interest Rate Cap Agreement.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 24, 2020, the Company did not repurchase any common stock or warrants. As of March 24, 2020, there was approximately $22.3 million remaining under the share repurchase program. We have no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on our stock price, warrant price, market conditions and other factors.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Company restaurant sales	$100,333	$105,903
Restaurant operating expenses	87,639	89,151
Restaurant contribution	$12,694	$16,752
Restaurant contribution margin	12.7%	15.8%

A reconciliation of (loss) income from operations to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 24, 2020	March 26, 2019
(Loss) income from operations	$(106,951)	$3,659
Less:
Franchise revenue	(4,391)	(4,065)
Franchise advertising contributions	(3,211)	(3,131)
Franchise sublease income and other	(1,875)	(1,098)
Plus:
General and administrative	9,866	10,465
Franchise advertising expenses	3,211	3,131
Depreciation and amortization	6,137	5,907
Occupancy and other - franchise subleases and other	1,595	854
Pre-opening costs	233	100
Impairment of goodwill	87,277	—
Impairment of trademarks	11,900	—
Impairment of long-lived assets	8,287	—
Restaurant closure charges, net	494	640
Loss on disposal of assets and adjustments to assets held for sale, net	122	290
Restaurant contribution	$12,694	$16,752
Company restaurant sales	$100,333	$105,903
Restaurant contribution margin	12.7%	15.8%

The following table sets forth reconciliations of net income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended
	March 24, 2020	March 26, 2019
Net (loss) income	$(102,468)	$1,425
Non-GAAP adjustments:
(Benefit) provision for income taxes	(5,991)	554
Interest expense	1,508	1,784
Depreciation and amortization	6,137	5,907
EBITDA	(100,814)	9,670
Stock-based compensation expense (a)	1,225	1,577
Loss on disposal of assets and adjustments to assets held for sale, net (b)	122	290
Impairment of goodwill (c)	87,277	—
Impairment of trademarks (d)	11,900	—
Impairment of long-lived assets (e)	8,287	—
Restaurant closure charges, net (f)	494	640
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(50)	86
Pre-opening costs (h)	233	100
Sublease income for closed restaurants (i)	(250)	(201)
Executive transition costs (j)	287	—
Other income (k)	—	(104)
Adjusted EBITDA	$8,711	$12,058

(a)Includes non-cash, stock-based compensation.
(b)Loss on disposal of assets and adjustments to assets held for sale, net includes adjustments to reduce the carrying amount for assets held for sale to estimated fair value less cost to sell, loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees, gains from the write-off of right-of-use assets and operating lease liabilities related to the termination of leases and net gains or losses recorded associated with sale-leaseback transactions.
(c)Includes non-cash charges related to impairment of goodwill.
(d)Includes non-cash charges related to impairment of trademarks.
(e)Includes non-cash charges related to impairment of long-lived assets.
(f)Restaurant closure costs include rent expense, non-lease executory costs, other direct costs associated with previously closed restaurants and future obligations associated with the closure or net sublease shortfall of a restaurant.
(g)Includes amortization of favorable lease assets and unfavorable lease liabilities.
(h)Pre-opening costs consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including restaurant labor, supplies, cash and non-cash rent expense and other related pre-opening costs. These are generally incurred over the three to five months prior to opening.
(i)Includes other sublease income related to closed restaurants that have been subleased to third parties.
(j)Includes costs associated with the transition of former Company executives, such as severance expense.
(k)During 2019, other income consists of insurance proceeds related to a fire at a company-operated restaurant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. However, we seek to mitigate our variable interest rate risk on our Senior Credit Facility by entering into an interest rate derivative on a portion of the Senior Credit Facility, as discussed above under “Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements.” As of March 24, 2020, we had outstanding variable rate borrowings of $175.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.8 million on an annualized basis, excluding the effect of our existing 2016 Interest Rate Cap Agreement.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, potential cross-border taxes and tariffs and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements used contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting menu pricing or making other operational adjustments that increase productivity. However, increases in commodity prices, without adjustments to menu prices, could increase restaurant operating costs as a percentage of restaurant sales. We could also experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 pandemic.
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, rent, general and administrative and other costs, all of which can materially impact operations. We have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage, and increases in the minimum wage will increase our labor costs.
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 on January 1, 2018, increased to $12.00 on January 1, 2019, increased to $13.00 on January 1, 2020 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 328 restaurants in California of which 206 are company-operated and 122 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, increased to $11.00 per hour in 2019 and increased to $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted 39 franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law will impact 39 company-operated restaurants and nine franchise-operated restaurants.
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
Due to various federal, state and local regulations enacted in response to the COVID-19 pandemic, including enhanced sick leave benefits and relaxed eligibility requirements for unemployment benefits, the Company expects to incur additional labor and related expenses for the duration of the COVID-19 pandemic.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020. There have been no material changes in any of our critical accounting policies during the twelve week period ended March 24, 2020.
Recently Issued Accounting Standards
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q, for a description of the recently issued accounting standards.

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
Changes in Internal Control over Financial Reporting
During the twelve weeks ended March 24, 2020, we completed the initial implementation of an integrated comprehensive cloud-based human resource and payroll system which replaced our previous application. We continue to review our controls as part of the transition to ensure we adequately evaluate our HR and Payroll processes and the impact of the new system on our financial statements.
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
Item 1A. Risk Factors
The risk factor below updates the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.
The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In many areas where we operate our restaurants, individuals are being encouraged to practice social distancing, are restricted from gathering in groups and, in some areas, are mandated to stay home except for essential activities. In response to the COVID-19 pandemic and government restrictions, we have closed all dining rooms system-wide and are continuing operations through limited contact or contactless channels such as drive-thru, takeout and delivery only. The stay-at-home orders and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic have adversely affected and will continue to adversely affect our guest traffic, which adversely impacts our liquidity, financial condition and results of operations. Even after stay-at-home orders are loosened or lifted, guests may still be reluctant to return to in-restaurant dining, and the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.
Our restaurant operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19. Restaurant closures or modified hours of operation due to staffing shortages could further materially adversely affect our liquidity, financial position and results of operations. In certain areas, face coverings for all restaurant employees are required, and to support our employees and protect the health and safety of our employees and guests, we may offer enhanced health and welfare benefits, provide bonuses to restaurant employees, and purchase additional sanitation supplies and personal protective materials. These measures will increase our operating costs and adversely affect our liquidity.
The COVID-19 pandemic may also adversely affect the ability of our suppliers to fulfill their obligations to us, which may negatively affect our restaurant operations. These suppliers include third parties that supply and/or prepare our ingredients, packaging and other necessary operating materials, distribution centers, and logistics providers. If our suppliers are unable to fulfill their obligation to us, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted.
We have also modified our plans for opening new restaurants and remodeling existing restaurants due to the COVID-19 pandemic. To preserve our liquidity, we have delayed planned capital expenditures. These changes may adversely affect our ability to grow our business, particularly if these projects are delayed for a significant amount of time.
As more business and activities have shifted online due to restrictions on congregating and physical movements, we have seen an increase in cyber security threats and attempts to breach our security networks.
We cannot predict how long the COVID-19 pandemic will last or if it will recur, if new government restrictions and mandates will be imposed or how long they will be effective, or how quickly, if at all, guests will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted.
The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our Form 10-K filed on March 13, 2020, such as, but not limited to, those related to cybersecurity threats, consumer behavior, supply chain interruptions and labor availability and cost.
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
During the twelve weeks ended March 24, 2020, the Company did not repurchase any shares or warrants. As of March 24, 2020, there was approximately $22.3 million remaining under the share repurchase program. The amount and timing of additional purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and warrants and general market conditions.

Item 6. Exhibits

Exhibit No.	Description

10.1*
Form of Salary Reduction Letter Agreement between Named Executive Officers and Del Taco Restaurants, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36197), filed with the Securities and Exchange Commission on April 24, 2020).

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

* Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: May 4, 2020

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)