Form 10-Q
period 2020-06-16
Del Taco Restaurants, Inc.
filed 2020-07-24
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 16, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 001-36197

DEL TACO RESTAURANTS, INC.
(Exact name of registrant as specified in its charter)

Delaware			46-3340980
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

25521 Commercentre Drive	Lake Forest,	California	92630
(Address of principal executive offices)			(Zip Code)

(949)			462-9300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	TACO	The Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of July 20, 2020, there were 37,324,593 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 16, 2020 (Unaudited) and December 31, 2019	1
Unaudited Consolidated Statements of Comprehensive (Loss) Income for the Twelve and Twenty-Four Weeks Ended June 16, 2020 and the Twelve and Twenty-Four Weeks Ended June 18, 2019	2
Unaudited Consolidated Statements of Stockholders' Equity for the Twelve and Twenty-Four Weeks Ended June 16, 2020 and the Twelve and Twenty-Four Weeks Ended June 18, 2019	3
Unaudited Consolidated Statements of Cash Flows for the Twenty-Four Weeks Ended June 16, 2020 and the Twenty-Four Weeks Ended June 18, 2019	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	42
Item 4. Control and Procedures	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6. Exhibits	47

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 16, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,749	$1,421
Accounts and other receivables, net	5,301	3,580
Inventories	2,471	3,123
Prepaid expenses and other current assets	1,776	2,289
Assets held for sale	1,495	8,411
Total current assets	21,792	18,824
Property and equipment, net	150,245	156,921
Operating lease right-of-use assets	253,180	258,278
Goodwill	108,979	192,739
Trademarks	208,400	220,300
Intangible assets, net	10,543	10,827
Other assets, net	4,705	4,568
Total assets	$757,844	$862,457
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,818	$19,652
Other accrued liabilities	41,700	34,577
Current portion of finance lease obligations and other debt	198	220
Current portion of operating lease liabilities	20,667	17,848
Total current liabilities	80,383	72,297
Long-term debt, finance lease obligations and other debt, excluding current portion, net	144,368	144,581
Operating lease liabilities, excluding current portion	256,277	257,361
Deferred income taxes	59,148	69,510
Other non-current liabilities	16,020	16,601
Total liabilities	556,196	560,350
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,122,976 shares issued and outstanding at June 16, 2020; 37,059,202 shares issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	335,912	333,379
Accumulated other comprehensive loss	—	(52)
Accumulated deficit	(134,268)	(31,224)
Total shareholders’ equity	201,648	302,107
Total liabilities and shareholders’ equity	$757,844	$862,457
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Revenue:
Company restaurant sales	$95,261	$112,180	$195,594	$218,083
Franchise revenue	4,520	4,638	8,911	8,703
Franchise advertising contributions	2,783	3,459	5,994	6,590
Franchise sublease and other income	2,006	1,183	3,881	2,281
Total revenue	104,570	121,460	214,380	235,657
Operating expenses:
Restaurant operating expenses:
Food and paper costs	25,642	30,855	53,937	59,673
Labor and related expenses	31,609	36,338	66,545	72,238
Occupancy and other operating expenses	22,389	23,703	46,797	48,136
General and administrative	9,432	10,849	19,298	21,314
Franchise advertising expenses	2,783	3,459	5,994	6,590
Depreciation and amortization	6,285	5,813	12,422	11,720
Occupancy and other - franchise subleases and other	1,727	993	3,322	1,847
Pre-opening costs	63	155	296	255
Impairment of goodwill	—	—	87,277	—
Impairment of trademarks	—	—	11,900	—
Impairment of long-lived assets	—	3,694	8,287	3,694
Restaurant closure charges, net	499	490	993	1,130
Loss on disposal of assets and adjustments to assets held for sale, net	435	594	557	884
Total operating expenses	100,864	116,943	317,625	227,481
Income (loss) from operations	3,706	4,517	(103,245)	8,176
Other expense (income), net
Interest expense	1,281	1,722	2,789	3,506
Other income	—	(97)	—	(201)
Total other expense, net	1,281	1,625	2,789	3,305
Income (loss) from operations before provision (benefit) for income taxes	2,425	2,892	(106,034)	4,871
Provision (benefit) for income taxes	3,001	800	(2,990)	1,354
Net (loss) income	(576)	2,092	(103,044)	3,517
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	—	(131)	—	(270)
Reclassification of interest rate cap amortization included in net income, net of tax	7	26	52	47
Total other comprehensive income (loss), net	7	(105)	52	(223)
Comprehensive (loss) income	$(569)	$1,987	$(102,992)	$3,294
(Loss) earnings per share:
Basic	$(0.02)	$0.06	$(2.78)	$0.10
Diluted	$(0.02)	$0.06	$(2.78)	$0.09
Weighted-average shares outstanding
Basic	37,086,962	36,821,728	37,081,511	36,988,853
Diluted	37,086,962	37,083,799	37,081,511	37,215,059
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

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	$—	37,059,202	$4	$333,379	$(52)	$(31,224)	$302,107
Net loss	—	—	—	—	—	(102,468)	(102,468)
Other comprehensive income, net of tax	—	—	—	—	45	—	45
Comprehensive loss							(102,423)
Stock-based compensation	—	—	—	1,225	—	—	1,225
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	21,758	—	(105)	—	—	(105)
Balance at March 24, 2020	—	37,080,960	4	334,499	(7)	(133,692)	200,804
Net loss	—	—	—	—	—	(576)	(576)
Other comprehensive income, net of tax	—	—	—	—	7	—	7
Comprehensive loss							(569)
Stock-based compensation	—	—	—	1,413	—	—	1,413
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	42,016	—	—	—	—	—
Balance at June 16, 2020	$—	37,122,976	$4	$335,912	$—	$(134,268)	$201,648

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	24 Weeks Ended
	June 16, 2020	June 18, 2019
Operating activities
Net (loss) income	$(103,044)	$3,517
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for doubtful accounts	15	—
Depreciation and amortization	12,422	11,720
Amortization of deferred financing costs, debt discount and interest rate cap	190	244
Amortization of operating lease assets	10,155	9,915
Stock-based compensation	2,638	3,254
Impairment of goodwill	87,277	—
Impairment of trademarks	11,900	—
Impairment of long-lived assets	8,287	3,694
Deferred income taxes	(10,377)	(138)
Loss on disposal of assets and adjustments to assets held for sale, net	557	884
Restaurant closure charges	42	118
Changes in operating assets and liabilities:
Accounts and other receivables, net	(444)	904
Inventories	652	101
Prepaid expenses and other current assets	2,685	1,003
Other assets	(174)	(67)
Accounts payable	4	543
Operating lease liabilities	(9,658)	(9,316)
Other accrued liabilities	9,216	(1,446)
Other non-current liabilities	(882)	865
Net cash provided by operating activities	21,461	25,795
Investing activities
Purchases of property and equipment	(13,794)	(17,895)
Proceeds from disposal of property and equipment, net	1,440	12,696
Purchases of other assets	(829)	(776)
Acquisition of franchisees	—	(3,120)
Proceeds from sale of company-operated restaurants	1,266	2,090
Net cash used in investing activities	(11,917)	(7,005)
Financing activities
Repurchase of common stock and warrants	—	(7,373)
Payment of tax withholding related to restricted stock vesting	(105)	(84)
Payments on finance leases and other debt	(111)	(267)
Proceeds from revolving credit facility	65,000	14,000
Payments on revolving credit facility	(65,000)	(27,000)
Proceeds from exercise of stock options	—	31
Net cash used in financing activities	(216)	(20,693)
Increase (decrease) in cash and cash equivalents	9,328	(1,903)
Cash and cash equivalents at beginning of period	1,421	7,153
Cash and cash equivalents at end of period	$10,749	$5,250
Supplemental cash flow information:
Cash paid during the period for interest	$2,336	$3,008
Cash paid during the period for income taxes	—	1,764
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$1,586	$5,939
Write-offs of accounts receivables	—	21
Amortization of interest rate cap into net income, net of tax	52	47
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	—	(270)
Operating lease right-of-use assets obtained in exchange for lease obligations	10,249	252,440
Finance lease right-of-use assets obtained in exchange for lease obligations	—	1,185
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncements	—	3,116

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At June 16, 2020, there were 294 company-operated and 299 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At June 18, 2019, there were 310 company-operated and 273 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2020 is a fifty-two week period ending December 29, 2020. Fiscal year 2019 is the fifty-two week period ended December 31, 2019. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2020, the Company’s accompanying financial statements reflect the twelve weeks ended June 16, 2020. For fiscal year 2019, the Company’s accompanying financial statements reflect the twelve weeks ended June 18, 2019.
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
During the twelve and twenty-four weeks ended June 16, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in elevated impairment charges for the twenty-four weeks ended June 16, 2020. No impairment charges were recorded during the twelve weeks ended June 16, 2020. During the twenty-four weeks ended June 16, 2020, the Company recorded a non-cash impairment charge totaling $8.3 million related to eight restaurants based on the estimate of future recoverable cash flows. As part of the impairment charge, the Company wrote-off $4.2 million of operating lease right-of-use assets, $1.3 million of furniture, fixtures and equipment and $2.8 million of leasehold improvements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
During the twelve and twenty-four weeks ended June 18, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $3.7 million related to two restaurants based on the estimate of future recoverable cash flows. As part of the impairment charge, the Company wrote-off $2.0 million of operating lease right-of-use assets, $0.5 million of furniture, fixtures and equipment and $1.2 million of leasehold improvements.
Restaurant Closure Charges
The restaurant closure liability was $0.4 million at both June 16, 2020 and December 31, 2019 and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

	24 Weeks Ended
	June 16, 2020	June 18, 2019
Beginning Balance	$437	$2,092
Reclassified to operating lease right-of-use assets	—	(1,900)
Cash payments	(1)	(192)
Adjustments to estimates based on current activity	—	118
Accretion	12	—
Ending Balance	$448	$118

During the twenty-four weeks weeks ended June 18, 2019, in connection with the adoption of ASU 2016-02, Leases, the Company reclassified $1.9 million of the lease-related restaurant closure liability to offset the respective operating lease right-of-use assets.
The current portion of the restaurant closure liability was $0.2 million and $0.1 million as of June 16, 2020 and December 31, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.2 million and $0.3 million as of June 16, 2020 and December 31, 2019, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2022.

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
The Company sold six company-operated restaurants to franchisees during the twenty-four weeks ended June 16, 2020 and 13 company-operated restaurants to franchisees during the twenty-four weeks ended June 18, 2019. The following table summarizes the net loss recognized related to these transactions (dollars in thousands):

	24 Weeks Ended June 16, 2020	24 Weeks Ended June 18, 2019
Company-operated restaurants sold to franchisees	6	13

Proceeds from the sale of company-operated restaurants, net of selling costs (a)	$2,558	$2,090
Net assets sold (primarily furniture, fixtures and equipment) (b)	(2,086)	(2,051)
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)	(83)
Allocation to deferred franchise fees	(193)	(281)
Sublease assets, net	220	260
Gain on lease termination	40	—
Loss on sale of company-operated restaurants, net (c)	$(657)	$(65)

(a) Of the net proceeds related to the company-operated restaurants sold during the twenty-four weeks ended June 16, 2020, $1.3 million was a receivable as of June 16, 2020.
(b) Of the net assets sold during the twenty-four weeks ended June 16, 2020, $0.7 million was included in assets held for sale as of December 31, 2019. The net assets sold during the twenty-four weeks ended June 18, 2019 were all included in assets held for sale as of January 1, 2019.
(c) Of the loss related to the company-operated restaurants sold during the twenty-four weeks ended June 16, 2020, $0.6 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive (loss) income.

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
As of December 31, 2019, the Company classified 19 company-operated restaurants as held for sale. During the twelve weeks ended March 24, 2020, the Company sold five of these restaurants as discussed in the Refranchising section above and determined that the remaining 14 company-operated restaurants would not be sold within the next year and therefore reclassified the related long-lived assets back to held for use. The Company reclassified the assets back to held for use at their carrying amount before they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held for use. As such, the Company recognized a loss of $0.5 million related to the reclassification which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statement of comprehensive (loss) income. As of June 16, 2020, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale and recorded a $0.2 million adjustment to assets held for sale in order to recognize the assets at their estimated net realizable value less estimated costs to sell. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include a sale agreement. Assets held for sale at June 16, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 16, 2020	December 31, 2019
Land	$561	$—
Building	934	—
Other property and equipment	—	4,025
Goodwill	—	4,386
	$1,495	$8,411

Franchise Acquisitions
There were no franchise acquisitions during the twenty-four weeks ended June 16, 2020. The Company acquired three franchise-operated restaurants during the twenty-four weeks ended June 18, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions for the twenty-four weeks ended June 18, 2019 (dollars in thousands):

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the twenty-four weeks ended June 16, 2020 are as follows (in thousands):

Goodwill
Balance as of December 31, 2019	$192,739
Goodwill reclassified from held for sale	3,517
Impairment of goodwill	(87,277)
Balance as of June 16, 2020	$108,979

The decrease in goodwill was primarily due to an impairment of $87.3 million during the twenty-four weeks ended June 16, 2020. In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close restaurant dining rooms and operate with only drive-thru, take-out and delivery orders. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment during the first quarter of 2020 using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, a discount rate that approximates the Company's weighted average cost of capital and a selection of comparable companies. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $87.3 million, equal to the excess of the reporting unit's carrying value above its fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive (loss) income. Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million and $118.3 million as of June 16, 2020 and December 31, 2019, respectively.
In conjunction with the quantitative goodwill impairment assessment during the first quarter of 2020, the Company also performed a quantitative impairment assessment of its indefinite-lived trademarks. Using Level 3 inputs, the Company used the relief from royalty method to determine the fair value of its trademarks. Significant assumptions and estimates used in determining fair value include future revenues, the royalty rate, franchise attrition, brand maintenance expenses and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined the fair value of its trademarks was less than its carrying value and recognized a non-cash impairment charge of $11.9 million during the twenty-four weeks ended June 16, 2020, equal to the excess of the trademarks' carrying value above their fair value. The impairment charge was recorded in impairment of trademarks on the consolidated statements of comprehensive (loss) income.
The Company’s other intangible assets at June 16, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 16, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	$1,820	$(130)	$1,690	$1,340	$(82)	$1,258
Franchise rights	14,057	(5,890)	8,167	14,298	(5,465)	8,833
Reacquired franchise rights	943	(257)	686	943	(207)	736
Total amortized other intangible assets	$16,820	$(6,277)	$10,543	$16,581	$(5,754)	$10,827

The Company recorded sublease assets of $0.5 million and $1.0 million during the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively, in connection with the sale of company-operated restaurants (see Note 4 for more information).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
During the twenty-four weeks ended June 16, 2020, the Company wrote off $0.2 million of franchise rights associated with the closure of four franchise-operated restaurants. During the twenty-four weeks ended June 18, 2019, the Company reclassified $0.4 million of franchise rights as reacquired franchise rights related to the Company's acquisition of three franchise-operated restaurants and wrote off $11,000 of franchise rights associated with the closure of one franchise-operated restaurant.
6. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at June 16, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 16, 2020	December 31, 2019
Senior Credit Facility, as amended, net of unamortized debt discount of $208 and $231 and deferred financing costs of $938 and $1,038 at June 16, 2020 and December 31, 2019, respectively	$143,854	$143,731
Total outstanding indebtedness	143,854	143,731
Obligations under finance leases and other debt	712	1,070
Total debt	144,566	144,801
Less: amounts due within one year	198	220
Total amounts due after one year, net	$144,368	$144,581

At June 16, 2020 and December 31, 2019, the Company assessed the amounts recorded under the Senior Credit Facility and determined that such amounts approximated fair value.

During the twenty-four weeks ended June 16, 2020, the Company wrote off a finance lease obligation of $0.3 million related to the modification of a lease from a finance lease to an operating lease.
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

The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 16, 2020. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
At June 16, 2020, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 2.17%. At June 16, 2020, the Company had a total of $87.7 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $145.0 million of outstanding borrowings and $17.3 million of letters of credit outstanding, which reduce availability under the Senior Credit Facility, as amended.
7. Leases
The Company's material leases consist of restaurant locations and its executive offices with expiration dates through 2044. In general, the leases have remaining terms of 1-20 years, most of which include options to extend the leases for additional five-

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
year periods. The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determines that it is reasonably certain of exercising the option at inception or when a triggering event occurs.
The Company has subleased certain properties to other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sublessee does not perform its obligations under the lease. As a result of the sublease arrangements, future rental commitments under operating leases will be offset by sublease amounts to be paid by the sublessee. In general, the terms of the sublease are similar to the terms of the master lease.
The components of lease cost for the twelve and twenty-four weeks ended June 16, 2020 were as follows (in thousands):

	Classification	Twelve Weeks Ended June 16, 2020	Twenty-Four Weeks Ended June 16, 2020
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,363	$18,809
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	35	90
Interest on lease liabilities	Interest expense	6	18
Short-term lease cost	Occupancy and other operating expenses	95	167
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	334	657
Sublease income	Franchise sublease and other income	(1,690)	(3,272)
Total lease cost		$8,143	$16,469

The components of lease cost for the twelve and twenty-four weeks ended June 18, 2019 were as follows (in thousands):

	Classification	Twelve Weeks Ended June 18, 2019	Twenty-Four Weeks Ended June 18, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$8,733	$17,404
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	110	243
Interest on lease liabilities	Interest expense	24	51
Short-term lease cost	Occupancy and other operating expenses	77	178
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	448	838
Sublease income	Franchise sublease and other income	(1,134)	(2,136)
Total lease cost		$8,258	$16,578

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of June 16, 2020 and December 31, 2019 was as follows (in thousands):

	June 16, 2020	December 31, 2019
Operating lease assets:
Operating lease right-of-use assets	$253,180	$258,278
Operating lease liabilities:
Current portion of operating lease liabilities	$20,667	$17,848
Operating lease liabilities, excluding current portion	256,277	257,361
Total operating lease liabilities	$276,944	$275,209

Finance lease assets:
Buildings under finance leases	$441	$871
Accumulated depreciation	(208)	(334)
Finance lease assets, net	$233	$537
Finance lease obligations:
Current portion of finance lease obligations and other debt	$138	$162
Long-term debt, finance lease obligations and other debt, excluding current portion, net	105	412
Total finance lease obligations	$243	$574

Weighted Average Remaining Lease Term (in years)	June 16, 2020
Operating leases	12.6
Finance leases	2.2

Weighted Average Discount Rate	June 16, 2020
Operating leases	6.58%
Finance leases	10.46%

Supplemental cash flow information related to leases was as follows (in thousands):

	Twenty-Four Weeks Ended June 16, 2020	Twenty-Four Weeks Ended June 18, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$15,749	$14,238
Operating cash flows used for finance leases	$18	$51
Financing cash flows used for finance leases	$87	$243

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The estimated future lease payments as of June 16, 2020, are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2020	$78	$19,768	$(3,176)	$16,670
2021	138	39,015	(6,247)	32,906
2022	19	40,753	(6,802)	33,970
2023	17	35,666	(6,120)	29,563
2024	16	29,936	(5,463)	24,489
Thereafter	4	251,138	(60,760)	190,382
Total lease payments	$272	$416,276	$(88,568)	$327,980
Amounts representing interest	(29)	(139,332)		(139,361)
Present value of lease obligations	$243	$276,944		$188,619

During the twenty-four weeks ended June 16, 2020, the Company entered into one sale-leaseback arrangement with a third party private investor. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease where the Company intends to use the property during the lease term. The lease has been accounted for as an operating lease. The net proceeds from the transactions totaled approximately $1.4 million. Under the arrangement, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. The sale of this property resulted in a gain of approximately $0.6 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income.
During the twenty-four weeks ended June 18, 2019, the Company entered into three sale-leaseback arrangements with third party private investors, with two arrangements occurring during the first quarter of 2019 and one during the second quarter of 2019. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $12.7 million. Under two of the arrangements, the Company sold the land and building related to restaurants constructed during 2018 and leased them back for a term of 20 years. Under one of the arrangements, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a loss of approximately $0.2 million which is included in loss on disposal of assets, net in the consolidated statements of comprehensive (loss) income. The assets sold were included in assets held for sale as of January 1, 2019.
During the twelve weeks ended June 16, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 19 years, expiring in 2039, and remaining lease payments total approximately $1.6 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of June 16, 2020, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
During the twelve weeks ended June 16, 2020, in response to the COVID-19 pandemic, the Company negotiated temporary deferrals of certain rent payments until future periods. As permitted by recent FASB staff guidance, the Company has elected to not evaluate whether these concessions are considered lease modifications and has adopted a policy to not account for these concessions as lease modifications. As such, the Company has continued to account for the related lease liabilities and right-of-use assets using the rights and obligations of the existing leases and has included $1.3 million related to temporary rent payment deferrals in accounts payable in the consolidated balance sheet as of June 16, 2020. The Company expects to repay these deferrals during the third quarter of fiscal year 2020.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
8. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement, which became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the Senior Credit Facility that effectively converted that portion of the outstanding balance of the Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through the expiration on March 31, 2020, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.
To ensure the effectiveness of the 2016 Interest Rate Cap Agreement, the Company elected the one-month LIBOR rate option for its variable rate interest payments on term balances equal to or in excess of the applicable notional amount of the interest rate cap agreement as of each reset date. The reset dates and other critical terms perfectly match with the interest rate cap reset dates and other critical terms during fiscal year 2020 through the expiration on March 31, 2020.
During the twelve and twenty-four weeks weeks ended June 16, 2020, the Company reclassified approximately $5,000 and $67,000, respectively, of interest expense related to the hedges of these transactions into earnings.
The effective portion of the 2016 Interest Rate Cap Agreement through the expiration on March 31, 2020 was included in accumulated other comprehensive loss.
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
As of June 16, 2020 and December 31, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company categorized these interest rate cap contracts as Level 2 fair value measurements. The 2016 Interest Rate Cap Agreement expired on March 31, 2020. The fair value of the 2016 Interest Rate Cap Agreement was $0.0 million at December 31, 2019 and was included in other assets in the Company's consolidated balance sheets.

The Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 were as follows (in thousands):

	December 31, 2019	Markets for Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
2016 Interest Rate Cap Agreement	$—	$—	$—	$—
Total assets measured at fair value	$—	$—	$—	$—

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
10. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	June 16, 2020	December 31, 2019
Employee compensation and related items	$10,765	$10,008
Accrued income tax	8,991	1,605
Accrued insurance	5,681	5,900
Accrued sales tax	4,851	4,099
Accrued advertising	1,897	1,345
Accrued real property tax	1,846	1,652
Deferred gift card income	1,277	1,585
Accrued rent and related items	1,223	1,382
Accrued property and equipment purchases	885	3,190
Restaurant closure liabilities	199	129
Other	4,085	3,682
	$41,700	$34,577

A summary of other non-current liabilities follows (in thousands):

	June 16, 2020	December 31, 2019
Insurance reserves	$7,978	$8,110
Deferred development and initial franchise fees	4,369	4,241
Sublease liabilities	1,434	1,223
Deferred gift card income	852	1,474
Restaurant closure liability	249	308
Unearned trade discount, non-current	204	320
Other	934	925
	$16,020	$16,601

11. Stock-Based Compensation
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At June 16, 2020, there were 638,565 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.4 million and $1.7 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively, and $2.6 million and $3.3 million for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of June 16, 2020 and changes during the period from December 31, 2019 through June 16, 2020 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,142,718	$12.92
Granted	140,500	7.75
Vested	(77,641)	11.09
Forfeited	(68,750)	12.83
Nonvested at June 16, 2020	1,136,827	$12.42
For both the twenty-four weeks ended June 16, 2020 and June 18, 2019, the Company made payments of $0.1 million related to tax withholding obligations for the vesting of restricted stock awards in exchange for 13,867 and 8,078 shares withheld, respectively. As of June 16, 2020, there was $7.5 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of June 16, 2020 and changes during the period from December 31, 2019 through June 16, 2020 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2019	412,750	$11.71	3.8	$—
Granted	55,000	7.93
Exercised	—	—
Forfeited/Expired	(46,500)	11.70
Options outstanding at June 16, 2020	421,250	$11.22	3.8	$—
Options exercisable at June 16, 2020	249,498	$11.04	2.8	$—
Options exercisable and expected to vest at June 16, 2020	392,662	$11.28	3.6	$—

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on June 16, 2020 and December 31, 2019, respectively.
As of June 16, 2020, there was $0.3 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants that is expected to be recognized over a weighted-average remaining period of 2.1 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve and

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
twenty-four weeks ended June 16, 2020, the Company did not repurchase any shares or warrants. During the twelve weeks ended June 18, 2019, the Company repurchased (1) 303,607 shares of common stock for an average price per share of $10.05 for an aggregate cost of approximately $3.1 million, including incremental direct costs to acquire the shares, and (2) 6,186 warrants for an average price per warrant of $1.30 for an aggregate cost of approximately $8,000, including incremental direct costs to acquire the warrants. During the twenty-four weeks ended June 18, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants.
As of June 16, 2020, there was approximately $22.3 million remaining under the share repurchase program. The Company has no obligations to repurchase shares or warrants under this authorization, and the timing and value of shares and warrants purchased will depend on the Company's stock price, warrant price, market conditions and other factors.
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
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Numerator:
Net (loss) income	$(576)	$2,092	$(103,044)	$3,517
Denominator:
Weighted-average shares outstanding - basic	37,086,962	36,821,728	37,081,511	36,988,853
Dilutive effect of unvested restricted stock	—	254,317	—	221,626
Dilutive effect of stock options	—	7,754	—	4,580
Dilutive effect of warrants	—	—	—	—
Weighted-average shares outstanding - diluted	37,086,962	37,083,799	37,081,511	37,215,059
Net (loss) income per share - basic	$(0.02)	$0.06	$(2.78)	$0.10
Net (loss) income per share - diluted	$(0.02)	$0.06	$(2.78)	$0.09
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	6,618,810	5,865,601	6,612,770	6,205,932

On June 30, 2020, the Company's 5,105,982 outstanding warrants expired. As such, the Company no longer has any outstanding warrants and will no longer have any potential dilutive impact to its earnings per share from outstanding warrants.
14. Income Taxes
The effective income tax rates were 123.8% and 27.7% for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. The provision for income taxes was $3.0 million and $0.8 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. The effective income tax rates were 2.8% and 27.8% for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively. The Company had a benefit for income taxes of $3.0 million for the twenty-four weeks ended June 16, 2020 and a provision for income taxes of $1.4 million for the twenty-four weeks ended June 18, 2019.
The income tax provision for the twelve weeks ended June 16, 2020 is driven by the estimated effective income tax rate of 123.8%, which consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax provision for the twelve weeks ended June 18, 2019 is driven by the estimated effective income tax rate of 27.7%, which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
The benefit for income taxes for the twenty-four weeks ended June 16, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twenty-four weeks ended June 18, 2019 is driven by the estimated effective income tax rate of 27.8%, which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized and therefore no valuation allowance as of June 16, 2020 and December 31, 2019 is required.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of June 16, 2020 are approximately $32.4 million. The Company has excluded agreements that are cancellable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 16, 2020.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company's insurance retention, but less than the coverage limit, that is both probable and estimable. Therefore, the Company has recorded an expense for this overall action as of June 16, 2020.
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
Construction Defect Issues
During the twelve weeks ended June 16, 2020, the Company identified various construction defects related to three closed restaurants in Texas. The Company believes the issues are attributable to defective construction performed by the same general contractor for all three restaurants. The Company plans to undertake voluntary rehabilitation of the three properties, and while the full extent of voluntary rehabilitation costs are not yet known, the Company is pursuing legal remedies against the general contractor to recover future incurred costs.

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of June 16, 2020, we have 593 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $8.06 during Fiscal 2019, we offer a compelling value proposition relative to both QSR and fast casual peers.

Significant Recent Developments Regarding COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly spreading outbreak of a novel strain of coronavirus designated COVID-19. The pandemic has significantly impacted economic conditions in the United States, where all except one of our restaurants are located. We first began to experience impacts from COVID-19 around the middle of March 2020 as federal, state and local governments began to react to the public health crisis by encouraging or requiring social distancing, instituting stay-at-home orders, and requiring, in varying degrees, restaurant dine-in limitations, capacity limitations or other restrictions that largely limited restaurants to take-out, drive-thru and delivery sales. Although we have experienced some recovery from the initial impact of COVID-19, the long-term impact of COVID-19 on the economy and on our business remains uncertain, the duration and scope of which cannot currently be predicted. Please refer to Part II. Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for further information.

Highlights and Trends
Second Quarter 2020 Highlights
Our second quarter 2020 results and highlights include the following:
•Total revenues decreased 13.9% for the twelve weeks ended June 16, 2020 to $104.6 million compared to $121.5 million for the twelve weeks ended June 18, 2019. Total revenues decreased 9.0% for the twenty-four weeks ended June 16, 2020 to $214.4 million compared to $235.7 million for the twenty-four weeks ended June 18, 2019. The decrease in both the twelve and twenty-four weeks ended June 16, 2020 is primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and negative company-operated and franchise-operated same store sales primarily driven by the impact of the COVID-19 pandemic. This is partially offset by additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity.
•For the twelve weeks ended June 16, 2020, system-wide same store sales decreased 10.1%, company-operated same store sales decreased 12.6% and franchise-operated same store sales decreased 7.2%. For the twenty-four weeks ended June 16, 2020, system-wide same store sales decreased 6.7%, company-operated same store sales decreased 7.7% and franchise-operated same store sales decreased 5.6%.
•During the twelve weeks ended June 16, 2020, we sold one company-operated restaurant to a franchisee, closed one company-operated restaurant and closed two franchise-operated restaurants. During the twelve weeks ended June 18, 2019, we opened one new company-operated restaurant, opened two new franchise-operated restaurants and closed three company-operated restaurants.
•During the twenty-four weeks ended June 16, 2020, we opened two new company-operated restaurants, opened one new franchise-operated restaurant, sold six company-operated restaurants to franchisees, closed two company-operated restaurants and closed four franchise-operated restaurants. During the twenty-four weeks ended June 18, 2019, we opened one new company-operated restaurant, opened six new franchise-operated restaurants, purchased three franchise-operated restaurants from franchisees, sold thirteen company-operated restaurants to franchisees, closed three company-operated restaurants and closed one franchise-operated restaurant.
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and twenty-four weeks ended June 16, 2020 and June 18, 2019:

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Company-operated same store sales	(12.6)%	1.7%	(7.7)%	0.6%
Franchise-operated same store sales	(7.2)%	2.8%	(5.6)%	1.7%
System-wide same store sales	(10.1)%	2.2%	(6.7)%	1.1%

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and twenty-four weeks ended June 16, 2020 and June 18, 2019, were as follows:

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Company-operated restaurant activity:
Beginning of period	296	312	300	322
Openings	—	1	2	1
Closures	(1)	(3)	(2)	(3)
Purchased from franchisees	—	—	—	3
Sold to franchisees	(1)	—	(6)	(13)
Restaurants at end of period	294	310	294	310
Franchise-operated restaurant activity:
Beginning of period	300	271	296	258
Openings	—	2	1	6
Closures	(2)	—	(4)	(1)
Purchased from Company	1	—	6	13
Sold to Company	—	—	—	(3)
Restaurants at end of period	299	273	299	273
Total restaurant activity:
Beginning of period	596	583	596	580
Openings	—	3	3	7
Closures	(3)	(3)	(6)	(4)
Restaurants at end of period	593	583	593	583

The closures presented in the table above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as a reduction in this table and temporarily closed restaurants are included in the summary counts at the beginning and end of each period shown. None of the permanent closures shown above were directly related to COVID-19 issues. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors that are outside of our control, including but not limited to, franchisees' agreements with their landlords and lenders.

For the full year of 2020, we believe our expectations regarding net restaurant development and closures by our franchisees could be materially impacted by COVID-19. Following the fiscal second quarter, one new company-operated and two new franchise-operated restaurants have opened, and we are currently evaluating the appropriate timing for the remainder of the originally planned fiscal 2020 system-wide openings. Given the significant uncertainties related to the COVID-19 pandemic, including the timing of lifting dine-in operating restrictions and various social-distancing and stay-at-home orders, customer re-engagement with our brand and the short- and long-term impact on consumer discretionary spending, we have withdrawn our 2020 net restaurant development and closure guidance issued on March 11, 2020.
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

Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of June 16, 2020 and June 18, 2019, there were 281 and 288 restaurants, respectively, in the comparable company-operated restaurant base. As of June 16, 2020 and June 18, 2019, there were 279 and 253 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
Loss on Disposal of Assets and Adjustments to Assets Held For Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net includes the loss on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, impairment losses to reduce the carrying amount for assets held for sale to estimated fair value less costs to sell, remeasurement losses for assets held for sale reclassified back to held for use, gains or losses associated with sale-leaseback transactions and gains or losses associated with the sale of company-operated restaurants to franchisees.
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended June 16, 2020 and Twelve Weeks Ended June 18, 2019
The following table presents operating results for the twelve weeks ended June 16, 2020 and twelve weeks ended June 18, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	June 16, 2020			June 18, 2019			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$95,261	91.1%		$112,180	92.4%		$(16,919)	(15.1)%
Franchise revenue	4,520	4.3		4,638	3.8		(118)	(2.5)
Franchise advertising contributions	2,783	2.7		3,459	2.8		(676)	(19.5)
Franchise sublease and other income	2,006	1.9		1,183	1.0		823	69.6
Total revenue	104,570	100.0		121,460	100.0		(16,890)	(13.9)
Operating expenses
Restaurant operating expenses:
Food and paper costs	25,642	26.9	(1)	30,855	27.5	(1)	(5,213)	(16.9)
Labor and related expenses	31,609	33.2	(1)	36,338	32.4	(1)	(4,729)	(13.0)
Occupancy and other operating expenses	22,389	23.5	(1)	23,703	21.1	(1)	(1,314)	(5.5)
Total restaurant operating expenses	79,640	83.6	(1)	90,896	81.0	(1)	(11,256)	(12.4)
General and administrative	9,432	9.0		10,849	8.9		(1,417)	(13.1)
Franchise advertising expenses	2,783	2.7		3,459	2.8		(676)	(19.5)
Depreciation and amortization	6,285	6.0		5,813	4.8		472	8.1
Occupancy and other-franchise subleases and other	1,727	1.7		993	0.8		734	73.9
Pre-opening costs	63	0.1		155	0.1		(92)	(59.4)
Impairment of long-lived assets	—	—		3,694	3.0		(3,694)	(100.0)
Restaurant closure charges, net	499	0.5		490	0.4		9	1.8
Loss on disposal of assets and adjustments to assets held for sale, net	435	0.4		594	0.5		(159)	(26.8)
Total operating expenses	100,864	96.5		116,943	96.3		(16,079)	(13.7)
Income from operations	3,706	3.5		4,517	3.7		(811)	(18.0)
Other expense (income), net
Interest expense	1,281	1.2		1,722	1.4		(441)	(25.6)
Other income	—	—		(97)	(0.1)		97	(100.0)
Total other expense, net	1,281	1.2		1,625	1.3		(344)	(21.2)
Income from operations before provision for income taxes	2,425	2.3		2,892	2.4		(467)	(16.1)
Provision for income taxes	3,001	2.9		800	0.7		2,201	275.1
Net (loss) income	$(576)	(0.6)%		$2,092	1.7%		$(2,668)	(127.5)%

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales decreased $16.9 million, or 15.1%, for the twelve weeks ended June 16, 2020, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and the negative impact of COVID-19 on company-operated same store sales. Company-operated same store sales decreased 12.6%. Delivery represented over 7% of company restaurant sales during the twelve weeks ended June 16, 2020 and is expected to remain elevated as a result of the COVID-19 pandemic.
Franchise Revenue
Franchise revenue decreased $0.1 million, or 2.5%, for the twelve weeks ended June 16, 2020, primarily due to a decrease in franchise-operated same store sales of 7.2%, partially offset by additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity.
Franchise Advertising Contributions
Franchise advertising contributions decreased $0.7 million, or 19.5%, for the twelve weeks ended June 16, 2020 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks. The Company adjusted the advertising contribution percentage back to 4.0% starting with the eighth fiscal week of the second quarter of 2020.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.8 million, or 69.6%, for the twelve weeks ended June 16, 2020, primarily due to sublease income related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs decreased $5.2 million, or 16.9%, for the twelve weeks ended June 16, 2020 due to the reduction in company restaurant sales, partially offset by commodity inflation. As a percentage of company restaurant sales, food and paper costs were 26.9% for the twelve weeks ended June 16, 2020 compared to 27.5% for the twelve weeks ended June 18, 2019. This percentage decrease was the result of menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses decreased $4.7 million, or 13.0%, for the twelve weeks ended June 16, 2020, primarily due to a decrease in company restaurant sales and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, partially offset by a California minimum wage increase on January 1, 2020. As a percentage of company restaurant sales, labor and related expenses were 33.2% for the twelve weeks ended June 16, 2020 compared to 32.4% for the twelve weeks ended June 18, 2019. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above and impact from the negative same store sales including impact from COVID-19, partially offset by the impact of menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses decreased $1.3 million, or 5.5%, for the twelve weeks ended June 16, 2020, primarily due to reduced advertising, repairs and maintenance and credit card fee expenses, partially offset by increased third party delivery fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.5% for the twelve weeks ended June 16, 2020 compared to 21.1% for the twelve weeks ended June 18, 2019. This percentage increase was primarily related to increased third party delivery fees and deleverage across our fixed occupancy costs related to the negative same store sales including impact from COVID-19, partially offset by reduced advertising, repairs and maintenance and credit card fee expenses.

General and Administrative Expenses
General and administrative expenses decreased $1.4 million, or 13.1%, for the twelve weeks ended June 16, 2020, primarily due to reduced management incentive compensation, lower stock-based compensation and reduced salaries. As a percentage of total revenue, general and administrative expense was 9.0% for the twelve weeks ended June 16, 2020 compared to 8.9% for the twelve weeks ended June 18, 2019. The increase as a percent of total revenue was primarily due to the impact of lower revenue, partially offset by reduced management incentive compensation, lower stock-based compensation and reduced salaries.
Franchise Advertising Expenses
Franchise advertising expenses decreased $0.7 million, or 19.5%, for the twelve weeks ended June 16, 2020 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. Starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Depreciation and Amortization
Depreciation and amortization expenses were $6.3 million and $5.8 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. The increase primarily reflects the addition of new assets, partially offset by the impact of refranchising. As a percentage of total revenue, depreciation and amortization expenses were 6.0% for the twelve weeks ended June 16, 2020 compared to 4.8% for the twelve weeks ended June 18, 2019. The increase as a percent of total revenue was primarily due to the impact of lower revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $1.7 million and $1.0 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which the Company retained the leasehold interest to the real estate.
Pre-opening Costs
Pre-opening costs were $0.1 million and $0.2 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. The decrease was due to less restaurant opening activity during the twelve weeks ended June 16, 2020 compared to the twelve weeks ended June 18, 2019.
Impairment of Long-Lived Assets
No impairment charges were recorded during the twelve weeks ended June 16, 2020. The Company recorded a non-cash impairment charge of $3.7 million during the twelve weeks ended June 18, 2019 related to the evaluation of long-lived assets underlying two restaurants in California and Nevada which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $0.5 million for both the twelve weeks ended June 16, 2020 and the twelve weeks ended June 18, 2019.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.4 million and $0.6 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets reclassified as held for sale and a loss on the sale of one company-operated restaurant. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to the closure of three company-operated restaurants, the replacement of certain restaurant equipment and a loss on one sale-leaseback transaction.

Interest Expense
Interest expense was $1.3 million and $1.7 million for the twelve weeks ended June 16, 2020 and June 18, 2019, respectively. The decrease is primarily due to lower weighted average interest rates, partially offset by higher average outstanding balances during the twelve weeks ended June 16, 2020 compared to the prior year.
Other Income
There was no other income for the twelve weeks ended June 16, 2020. Other income was $0.1 million for the twelve weeks ended June 18, 2019 and consisted of insurance proceeds related to a fire at a company-operated restaurant.
Provision for Income Taxes
The effective income tax rates were 123.8% for the twelve weeks ended June 16, 2020 and 27.7% for the twelve weeks ended June 18, 2019. The provision for income taxes was $3.0 million for the twelve weeks ended June 16, 2020 and $0.8 million for the twelve weeks ended June 18, 2019. The income tax expense for the twelve weeks ended June 16, 2020 is driven by our estimated annual effective income tax rate and consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended June 18, 2019 is driven by our estimated annual effective income tax rate, which primarily consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2019 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Twenty-Four Weeks Ended June 16, 2020 and Twenty-Four Weeks Ended June 18, 2019
The following table presents operating results for the twenty-four weeks ended June 16, 2020 and twenty-four weeks ended June 18, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	24 Weeks Ended
	June 16, 2020			June 18, 2019			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$195,594	91.2%		$218,083	92.5%		$(22,489)	(10.3)%
Franchise revenue	8,911	4.2		8,703	3.7		208	2.4
Franchise advertising contributions	5,994	2.8		6,590	2.8		(596)	(9.0)
Franchise sublease and other income	3,881	1.8		2,281	1.0		1,600	70.1
Total revenue	214,380	100.0		235,657	100.0		(21,277)	(9.0)
Operating expenses
Restaurant operating expenses:
Food and paper costs	53,937	27.6	(1)	59,673	27.4	(1)	(5,736)	(9.6)
Labor and related expenses	66,545	34.0	(1)	72,238	33.1	(1)	(5,693)	(7.9)
Occupancy and other operating expenses	46,797	23.9	(1)	48,136	22.1	(1)	(1,339)	(2.8)
Total restaurant operating expenses	167,279	85.5	(1)	180,047	82.6	(1)	(12,768)	(7.1)
General and administrative	19,298	9.0		21,314	9.0		(2,016)	(9.5)
Franchise advertising expenses	5,994	2.8		6,590	2.8		(596)	(9.0)
Depreciation and amortization	12,422	5.8		11,720	5.0		702	6.0
Occupancy and other-franchise subleases and other	3,322	1.5		1,847	0.8		1,475	79.9
Pre-opening costs	296	0.1		255	0.1		41	16.1
Impairment of goodwill	87,277	40.7		—	—		87,277	*
Impairment of trademarks	11,900	5.6		—	—		11,900	*
Impairment of long-lived assets	8,287	3.9		3,694	1.6		4,593	124.3
Restaurant closure charges, net	993	0.5		1,130	0.5		(137)	(12.1)
Loss on disposal of assets and adjustments to assets held for sale, net	557	0.3		884	0.4		(327)	(37.0)
Total operating expenses	317,625	148.2		227,481	96.5		90,144	39.6
(Loss) income from operations	(103,245)	(48.2)		8,176	3.5		(111,421)	*
Other expense (income), net
Interest expense	2,789	1.3		3,506	1.5		(717)	(20.5)
Other income	—	—		(201)	(0.1)		201	(100.0)
Total other expense, net	2,789	1.3		3,305	1.4		(516)	(15.6)
(Loss) income from operations before (benefit) provision for income taxes	(106,034)	(49.5)		4,871	2.1		(110,905)	*
(Benefit) provision for income taxes	(2,990)	(1.4)		1,354	0.6		(4,344)	*
Net (loss) income	$(103,044)	(48.1)%		$3,517	1.5%		$(106,561)	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales decreased $22.5 million, or 10.3%, for the twenty-four weeks ended June 16, 2020, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and the negative impact of COVID-19 on company-operated same store sales. Company-operated same store sales decreased 7.7%. Delivery represented approximately 5% of company restaurant sales during the twenty-four weeks ended June 16, 2020 and is expected to remain elevated as a result of the COVID-19 pandemic.
Franchise Revenue
Franchise revenue increased $0.2 million, or 2.4%, for the twenty-four weeks ended June 16, 2020, primarily due to additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity, partially offset by a decrease in franchise-operated same store sales of 5.6%.
Franchise Advertising Contributions
Franchise advertising contributions decreased $0.6 million, or 9.0%, for the twenty-four weeks ended June 16, 2020 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks. The Company adjusted the advertising contribution percentage back to 4.0% starting with the eighth fiscal week of the second quarter of 2020.
Franchise Sublease and Other Income
Franchise sublease and other income increased $1.6 million, or 70.1%, for the twenty-four weeks ended June 16, 2020, primarily due to sublease income related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs decreased $5.7 million, or 9.6%, for the twenty-four weeks ended June 16, 2020 due to the reduction in company restaurant sales, partially offset by commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.6% for the twenty-four weeks ended June 16, 2020 compared to 27.4% for the twenty-four weeks ended June 18, 2019. This percentage increase was the result of commodity inflation, partially offset by menu price increases.
Labor and Related Expenses
Labor and related expenses decreased $5.7 million, or 7.9%, for the twenty-four weeks ended June 16, 2020, primarily due to a decrease in company restaurant sales and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, partially offset by a California minimum wage increase on January 1, 2020. As a percentage of company restaurant sales, labor and related expenses were 34.0% for the twenty-four weeks ended June 16, 2020 compared to 33.1% for the twenty-four weeks ended June 18, 2019. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above and impact from the negative same store sales including impact from COVID-19, partially offset by the impact of menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses decreased $1.3 million, or 2.8%, for the twenty-four weeks ended June 16, 2020, primarily due to reduced advertising, credit card fees and repairs and maintenance expenses, partially offset by increased third party delivery fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.9% for the twenty-four weeks ended June 16, 2020 compared to 22.1% for the twenty-four weeks ended June 18, 2019. This percentage increase was primarily related to increased third party delivery fees and negative same store sales including impact from COVID-19, partially offset by reduced advertising and repairs and maintenance expenses.

General and Administrative Expenses
General and administrative expenses decreased $2.0 million, or 9.5%, for the twenty-four weeks ended June 16, 2020, primarily due to reduced management incentive compensation, lower stock-based compensation and reduced salaries. As a percentage of total revenue, general and administrative expense was 9.0% for both the twenty-four weeks ended June 16, 2020 and the twenty-four weeks ended June 18, 2019.
Franchise Advertising Expenses
Franchise advertising expenses decreased $0.6 million, or 9.0%, for the twenty-four weeks ended June 16, 2020 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. Starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Depreciation and Amortization
Depreciation and amortization expenses were $12.4 million and $11.7 million for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively. The increase primarily reflects the addition of new assets, partially offset by the impact of refranchising. As a percentage of total revenue, depreciation and amortization expenses were 5.8% for the twenty-four weeks ended June 16, 2020 compared to 5.0% for the twenty-four weeks ended June 18, 2019. The increase as a percent of total revenue was primarily due to the impact of lower revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $3.3 million and $1.8 million for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which the Company retained the leasehold interest to the real estate.
Pre-opening Costs
Pre-opening costs were $0.3 million for both the twenty-four weeks ended June 16, 2020 and the twenty-four weeks ended June 18, 2019.
Impairment of Goodwill
The Company recorded a non-cash impairment charge of $87.3 million during the twenty-four weeks ended June 16, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment. No impairment charges were recorded during the twenty-four weeks ended June 18, 2019.
Impairment of Trademarks
The Company also recorded a non-cash impairment charge of $11.9 million during the twenty-four weeks ended June 16, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment. No impairment charges were recorded during the twenty-four weeks ended June 18, 2019.
Impairment of Long-Lived Assets
The Company recorded a non-cash impairment charge of $8.3 million during the twenty-four weeks ended June 16, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment. The Company recorded a non-cash impairment charge of $3.7 million during the twenty-four weeks ended June 18, 2019 related to the evaluation of long-lived assets underlying two restaurants in California and Nevada which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $1.0 million and $1.1 million for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively. The decrease was due to lower rent and property tax expense related to previously closed restaurants.

Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.6 million and $0.9 million for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment resulting from the reclassification of 14 company-operated restaurants from held for sale to held for use, losses on the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets reclassified as held for sale and losses on the sale of six company-operated restaurants, partially offset by a gain from one sale-leaseback transaction. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to the closure of three company-operated restaurants, the replacement of certain restaurant equipment, losses on the sale of 13 company-operated restaurants and losses on two sale-leaseback transactions, partially offset by a gain on one sale-leaseback transaction.
Interest Expense
Interest expense was $2.8 million and $3.5 million for the twenty-four weeks ended June 16, 2020 and June 18, 2019, respectively. The decrease is primarily due to lower weighted average interest rates, partially offset by higher average outstanding balances during the twenty-four weeks ended June 16, 2020.
Other Income
There was no other income for the twenty-four weeks ended June 16, 2020. Other income was $0.2 million for the twenty-four weeks ended June 18, 2019 and consisted of insurance proceeds related to a fire at a company-operated restaurant.
(Benefit) Provision for Income Taxes
The effective income tax rates were (2.8%) for the twenty-four weeks ended June 16, 2020 and 27.8% for the twenty-four weeks ended June 18, 2019. The (benefit) provision for income taxes consisted of income tax benefit of $3.0 million for the twenty-four weeks ended June 16, 2020 and income tax provision of $1.4 million for the twenty-four weeks ended June 18, 2019. The income tax benefit for the twenty-four weeks ended June 16, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twenty-four weeks ended June 18, 2019 is driven by our estimated annual effective income tax rate, which primarily consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2019 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
As sales declined from the impact of the COVID-19 pandemic, we proactively implemented several actions to reduce cash outlays and expenses. On March 16, 2020, we borrowed $25.0 million under our Senior Credit Facility as a precautionary measure to enhance our financial flexibility. On March 30, 2020, we borrowed an additional $25.0 million under our Senior Credit Facility. As our efforts to reduce cash outlays and expenses proved effective and as our business began to stabilize, we subsequently repaid the $50.0 million of precautionary borrowings prior to June 16, 2020.
In our restaurants, we adjusted our operating expenses, which included adjusting labor hours to align with reduced demand and reducing non-essential controllable costs. We negotiated temporary rent deferrals with our landlords during the second quarter of 2020 and expect to repay the rent deferrals during the third quarter of 2020. During the second quarter of 2020, we also implemented voluntary salary reductions for our executive officers and all Vice Presidents and above and reduced board member compensation. Subsequently, during the third quarter of 2020, the compensation for all our executive officers and Vice Presidents and above, as well as board members, was restored to their previous levels. Additional actions taken during the second quarter of 2020 in response to the COVID-19 pandemic include elimination of all non-essential general and administrative expense, deferral or elimination of all open support center positions, a small reduction in force at the restaurant support center and deferral of certain planned non-essential capital expenditures.
We believe that cash from operations, together with our cash balance of $10.7 million and available borrowing capacity of $87.7 million at June 16, 2020, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. Should our business take longer to recover than we currently anticipate, there are other actions we can take to further conserve liquidity.

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
The following table presents summary cash flow information for the periods indicated (in thousands).

	24 Weeks Ended
	June 16, 2020	June 18, 2019
Net cash provided by (used in)
Operating activities	$21,461	$25,795
Investing activities	(11,917)	(7,005)
Financing activities	(216)	(20,693)
Net increase (decrease) in cash	$9,328	$(1,903)
Cash Flows Provided by Operating Activities
During the twenty-four weeks ended June 16, 2020, cash flows provided by operating activities were $21.5 million. The cash flows provided by operating activities resulted from a net loss of $103.0 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $12.6 million, amortization of operating lease assets of $10.2 million, stock-based compensation of $2.6 million, a loss on disposal of assets and adjustments to assets held for sale of $0.6 million, restaurant closure charges of $0.04 million and net working capital requirements of $1.4 million, partially offset by a non-cash adjustment for deferred income taxes of $10.4 million.
During the twenty-four weeks ended June 18, 2019, cash flows provided by operating activities were $25.8 million. The cash flows provided by operating activities resulted from net income of $3.5 million, non-cash adjustments for asset depreciation and amortization of $12.0 million, amortization of operating lease assets of $9.9 million, stock-based compensation of $3.2 million, impairment of long-lived assets of $3.7 million, restaurant closure charges of $0.1 million and a loss on disposal of assets of $0.9 million, partially offset by deferred income taxes of $0.1 million and net working capital requirements of $7.4 million.
Cash Flows Used in Investing Activities
During the twenty-four weeks ended June 16, 2020, cash flows used in investing activities were $11.9 million, which were primarily the result of purchase of property and equipment and other assets of $14.6 million, partially offset by proceeds from the disposal of property and equipment of $1.4 million and proceeds from the sale of company-operated restaurants to franchisees of $1.3 million.
During the twenty-four weeks ended June 18, 2019, cash flows used in investing activities were $7.0 million, which were primarily the result of purchase of property and equipment and other assets of $18.7 million and the acquisition of three franchise-operated restaurants for $3.1 million, partially offset by proceeds from the disposal of property and equipment of $12.7 million and proceeds from the sale of 13 company-operated restaurants of $2.1 million.
Cash Flows Used in Financing Activities
During the twenty-four weeks ended June 16, 2020, cash flows used in financing activities were $0.2 million. The cash flows used in financing activities were primarily the result of payments of tax withholding of $0.1 million related to restricted stock vesting and payments on finance leases totaling $0.1 million. In addition, during the twenty-four weeks ended June 16, 2020, the Company borrowed $65.0 million on its revolving credit facility and made payments of $65.0 million on its revolving credit facility.

During the twenty-four weeks ended June 18, 2019, cash flows used in financing activities were $20.7 million. The cash flows used in financing activities were primarily the result of the repurchase of 574,481 shares of our common stock and 846,441 warrants for an aggregate purchase price of $7.4 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $0.1 million related to restricted stock vesting and payments on finance leases totaling $0.2 million, partially offset by proceeds from exercise of stock options of $31,000. In addition, during the twenty-four weeks ended June 18, 2019, the Company borrowed $14.0 million on its revolving credit facility and made payments of $27.0 million on its revolving credit facility
Debt and Other Obligations
Senior Credit Facility
During the fourth quarter of 2019, the Company refinanced the Senior Credit Facility, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 16, 2020.
As of June 16, 2020, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 2.17%. As of June 16, 2020, there were $145.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at June 16, 2020 was $87.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had an initial notional amount of $70.0 million of the Senior Credit Facility that effectively converted that portion of the outstanding balance of the Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During fiscal year 2020 through the expiration on March 31, 2020 the Company did not receive any payments related to the 2016 Interest Rate Cap Agreement.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twenty-four weeks ended June 16, 2020, the Company did not repurchase any common stock or warrants. As of June 16, 2020, there was approximately $22.3 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. We have no obligations to repurchase shares under the share repurchase program, and the timing and value of shares purchased (if any) will depend on our stock price, market conditions and other factors.
Construction Defect Issues
During the twelve weeks ended June 16, 2020, we identified various construction defects related to three closed restaurants in Texas. We believe the issues are attributable to defective construction performed by the same general contractor for all three restaurants. We plan to undertake voluntary rehabilitation of the three properties, and while the full extent of voluntary rehabilitation costs are not yet known, we are pursuing legal remedies against the general contractor to recover future incurred costs.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Company restaurant sales	$95,261	$112,180	$195,594	$218,083
Restaurant operating expenses	79,640	90,896	167,279	180,047
Restaurant contribution	$15,621	$21,284	$28,315	$38,036
Restaurant contribution margin	16.4%	19.0%	14.5%	17.4%

A reconciliation of income (loss) from operations to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Income (loss) from operations	$3,706	$4,517	$(103,245)	$8,176
Less:
Franchise revenue	(4,520)	(4,638)	(8,911)	(8,703)
Franchise advertising contributions	(2,783)	(3,459)	(5,994)	(6,590)
Franchise sublease income and other	(2,006)	(1,183)	(3,881)	(2,281)
Plus:
General and administrative	9,432	10,849	19,298	21,314
Franchise advertising expenses	2,783	3,459	5,994	6,590
Depreciation and amortization	6,285	5,813	12,422	11,720
Occupancy and other - franchise subleases and other	1,727	993	3,322	1,847
Pre-opening costs	63	155	296	255
Impairment of goodwill	—	—	87,277	—
Impairment of trademarks	—	—	11,900	—
Impairment of long-lived assets	—	3,694	8,287	3,694
Restaurant closure charges, net	499	490	993	1,130
Loss on disposal of assets and adjustments to assets held for sale, net	435	594	557	884
Restaurant contribution	$15,621	$21,284	$28,315	$38,036
Company restaurant sales	$95,261	$112,180	$195,594	$218,083
Restaurant contribution margin	16.4%	19.0%	14.5%	17.4%

The following table sets forth reconciliations of net (loss) income to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 16, 2020	June 18, 2019	June 16, 2020	June 18, 2019
Net (loss) income	$(576)	$2,092	$(103,044)	$3,517
Non-GAAP adjustments:
Provision (benefit) for income taxes	3,001	800	(2,990)	1,354
Interest expense	1,281	1,722	2,789	3,506
Depreciation and amortization	6,285	5,813	12,422	11,720
EBITDA	9,991	10,427	(90,823)	20,097
Stock-based compensation expense (a)	1,413	1,676	2,638	3,253
Loss on disposal of assets and adjustments to assets held for sale, net (b)	435	594	557	884
Impairment of goodwill (c)	—	—	87,277	—
Impairment of trademarks (d)	—	—	11,900	—
Impairment of long-lived assets (e)	—	3,694	8,287	3,694
Restaurant closure charges, net (f)	499	490	993	1,130
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(66)	(23)	(115)	63
Pre-opening costs (h)	63	155	296	255
Sublease income for closed restaurants (i)	(248)	(180)	(498)	(381)
Executive transition costs (j)	—	—	287	—
Other income (k)	—	(97)	—	(201)
Adjusted EBITDA	$12,087	$16,736	$20,799	$28,794

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of June 16, 2020, we had outstanding variable rate borrowings of $145.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.5 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 326 restaurants in California of which 206 are company-operated and 120 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, $14.25 per hour on July 1, 2019 and finally to $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a sick paid leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 21 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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

On July 1, 2016, the Santa Monica minimum wage rates increased to $10.50 per hour and allow employees working within the Santa Monica city limits to earn one hour of paid sick leave for every 30 hours worked. The minimum wage increased to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, $14.25 per hour on July 1, 2019 and $15.00 per hour on July 1, 2020. This local ordinance impacted one company-operated restaurant.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020. There have been no material changes in any of our critical accounting policies during the twelve week period ended June 16, 2020.
Recently Issued Accounting Standards
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the notes to the accompanying unaudited consolidated financial statements, included elsewhere in this quarterly report on Form 10-Q, for a description of the recently issued accounting standards.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We have evaluated our disclosure controls and procedures which are based on assumptions. Additionally, even effective controls and procedures only provide reasonable assurance of achieving their objectives. Accordingly, we cannot guarantee that our controls and procedures will succeed or be adhered to in all circumstances.
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
Based on the above evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the twelve weeks ended June 16, 2020, we continued to make progress on the implementation of an integrated comprehensive cloud-based human resource and payroll system which replaced our previous application. We continue to review our controls as part of the transition to ensure we adequately evaluate our HR and Payroll processes and the impact of the new system on our financial statements.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
During the twelve weeks ended June 16, 2020, the Company did not repurchase any shares or warrants. As of June 16, 2020, there was approximately $22.3 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. The amount and timing of additional purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and general market conditions.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: July 23, 2020

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)