Form 10-Q
period 2020-09-08
Del Taco Restaurants, Inc.
filed 2020-10-19
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 8, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of October 12, 2020, there were 37,324,593 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 8, 2020 (Unaudited) and December 31, 2019	1
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Twelve and Thirty-Six Weeks Ended September 8, 2020 and the Twelve and Thirty-Six Weeks Ended September 10, 2019	2
Unaudited Consolidated Statements of Stockholders' Equity for the Twelve and Thirty-Six Weeks Ended September 8, 2020 and the Twelve and Thirty-Six Weeks Ended September 10, 2019	3
Unaudited Consolidated Statements of Cash Flows for the Thirty-Six Weeks Ended September 8, 2020 and the Thirty-Six Weeks Ended September 10, 2019	5
Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	43
Item 4. Control and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6. Exhibits	48

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 8, 2020	December 31, 2019
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,359	$1,421
Accounts and other receivables, net	3,731	3,580
Inventories	2,640	3,123
Prepaid expenses and other current assets	2,541	2,289
Assets held for sale	1,495	8,411
Total current assets	15,766	18,824
Property and equipment, net	147,569	156,921
Operating lease right-of-use assets	250,154	258,278
Goodwill	108,979	192,739
Trademarks	208,400	220,300
Intangible assets, net	10,202	10,827
Other assets, net	4,610	4,568
Total assets	$745,680	$862,457
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,616	$19,652
Other accrued liabilities	45,690	34,577
Current portion of finance lease obligations and other debt	199	220
Current portion of operating lease liabilities	20,116	17,848
Total current liabilities	83,621	72,297
Long-term debt, finance lease obligations and other debt, excluding current portion, net	123,380	144,581
Operating lease liabilities, excluding current portion	253,121	257,361
Deferred income taxes	61,466	69,510
Other non-current liabilities	16,274	16,601
Total liabilities	537,862	560,350
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 37,324,593 shares issued and outstanding at September 8, 2020; 37,059,202 shares issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	336,285	333,379
Accumulated other comprehensive loss	—	(52)
Accumulated deficit	(128,471)	(31,224)
Total shareholders’ equity	207,818	302,107
Total liabilities and shareholders’ equity	$745,680	$862,457
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Revenue:
Company restaurant sales	$109,522	$111,059	$305,116	$329,142
Franchise revenue	5,169	4,490	14,080	13,193
Franchise advertising contributions	4,001	3,458	9,995	10,048
Franchise sublease and other income	2,090	1,191	5,971	3,472
Total revenue	120,782	120,198	335,162	355,855
Operating expenses:
Restaurant operating expenses:
Food and paper costs	29,051	30,761	82,988	90,434
Labor and related expenses	35,450	36,304	101,995	108,542
Occupancy and other operating expenses	25,302	25,386	72,099	73,522
General and administrative	10,841	10,421	30,139	31,735
Franchise advertising expenses	4,001	3,458	9,995	10,048
Depreciation and amortization	6,055	5,941	18,477	17,661
Occupancy and other - franchise subleases and other	1,766	1,011	5,088	2,858
Pre-opening costs	63	465	359	720
Impairment of goodwill	—	—	87,277	—
Impairment of trademarks	—	—	11,900	—
Impairment of long-lived assets	—	1,407	8,287	5,101
Restaurant closure charges, net	413	588	1,406	1,718
Loss on disposal of assets and adjustments to assets held for sale, net	140	7,906	697	8,790
Total operating expenses	113,082	123,648	430,707	351,129
Income (loss) from operations	7,700	(3,450)	(95,545)	4,726
Other expense (income), net
Interest expense	941	1,663	3,730	5,169
Other income	—	—	—	(201)
Total other expense, net	941	1,663	3,730	4,968
Income (loss) from operations before provision (benefit) for income taxes	6,759	(5,113)	(99,275)	(242)
Provision (benefit) for income taxes	962	2,556	(2,028)	3,910
Net income (loss)	5,797	(7,669)	(97,247)	(4,152)
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	—	(75)	—	(345)
Reclassification of interest rate cap amortization included in net income, net of tax	—	32	52	79
Total other comprehensive (loss) income, net	—	(43)	52	(266)
Comprehensive income (loss)	$5,797	$(7,712)	$(97,195)	$(4,418)
Earnings (loss) per share:
Basic	$0.16	$(0.21)	$(2.62)	$(0.11)
Diluted	$0.15	$(0.21)	$(2.62)	$(0.11)
Weighted-average shares outstanding
Basic	37,293,390	37,023,287	37,152,419	37,000,331
Diluted	37,420,043	37,023,287	37,152,419	37,000,331
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

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	$—	37,059,202	$4	$333,379	$(52)	$(31,224)	$302,107
Net loss	—	—	—	—	—	(102,468)	(102,468)
Other comprehensive income, net of tax	—	—	—	—	45	—	45
Comprehensive loss							(102,423)
Stock-based compensation	—	—	—	1,225	—	—	1,225
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	21,758	—	(105)	—	—	(105)
Balance at March 24, 2020	—	37,080,960	4	334,499	(7)	(133,692)	200,804
Net loss	—	—	—	—	—	(576)	(576)
Other comprehensive income, net of tax	—	—	—	—	7	—	7
Comprehensive loss							(569)
Stock-based compensation	—	—	—	1,413	—	—	1,413
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	42,016	—	—	—	—	—
Balance at June 16, 2020	—	37,122,976	4	335,912	—	(134,268)	201,648
Net income	—	—	—	—	—	5,797	5,797
Comprehensive income							5,797
Stock-based compensation	—	—	—	1,267	—	—	1,267
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	201,617	—	(894)	—	—	(894)
Balance at September 8, 2020	$—	37,324,593	$4	$336,285	$—	$(128,471)	$207,818

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	36 Weeks Ended
	September 8, 2020	September 10, 2019
Operating activities
Net loss	$(97,247)	$(4,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for doubtful accounts	15	—
Depreciation and amortization	18,477	17,661
Amortization of deferred financing costs, debt discount and interest rate cap	251	376
Amortization of operating lease assets	15,200	14,886
Stock-based compensation	3,905	4,601
Impairment of goodwill	87,277	—
Impairment of trademarks	11,900	—
Impairment of long-lived assets	8,287	5,101
Deferred income taxes	(8,059)	1,210
Loss on disposal of assets and adjustments to assets held for sale, net	697	8,790
Restaurant closure charges	92	118
Changes in operating assets and liabilities:
Accounts and other receivables, net	(166)	394
Inventories	483	55
Prepaid expenses and other current assets	1,071	(330)
Other assets	(252)	(124)
Accounts payable	(365)	1,293
Operating lease liabilities	(14,513)	(13,584)
Other accrued liabilities	13,148	2,307
Other non-current liabilities	(678)	161
Net cash provided by operating activities	39,523	38,763
Investing activities
Purchases of property and equipment	(16,335)	(28,440)
Proceeds from disposal of property and equipment, net	1,440	14,130
Purchases of other assets	(1,094)	(1,051)
Acquisition of franchisees	—	(4,833)
Proceeds from sale of company-operated restaurants	2,558	2,090
Net cash used in investing activities	(13,431)	(18,104)
Financing activities
Repurchase of common stock and warrants	—	(7,373)
Payment of tax withholding related to restricted stock vesting	(999)	(2,602)
Payments on finance leases and other debt	(155)	(389)
Proceeds from revolving credit facility	65,000	27,000
Payments on revolving credit facility	(86,000)	(36,000)
Proceeds from exercise of stock options	—	120
Net cash used in financing activities	(22,154)	(19,244)
Increase in cash and cash equivalents	3,938	1,415
Cash and cash equivalents at beginning of period	1,421	7,153
Cash and cash equivalents at end of period	$5,359	$8,568
Supplemental cash flow information:
Cash paid during the period for interest	$3,255	$4,720
Cash paid during the period for income taxes	1,060	1,764
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$1,783	$5,768
Write-offs of accounts receivables	—	21
Amortization of interest rate cap into net income, net of tax	52	79
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	—	(345)
Operating lease right-of-use assets obtained in exchange for lease obligations	13,139	262,369
Finance lease right-of-use assets obtained in exchange for lease obligations	—	1,185
Impairment on operating lease right-of-use assets related to the adoption of new accounting pronouncements	—	3,116

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 8, 2020, there were 295 company-operated and 301 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam. At September 10, 2019, there were 312 company-operated and 274 franchise-operated Del Taco restaurants located in 14 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2020 is a fifty-two week period ending December 29, 2020. Fiscal year 2019 is the fifty-two week period ended December 31, 2019. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2020, the Company’s accompanying financial statements reflect the twelve weeks ended September 8, 2020. For fiscal year 2019, the Company’s accompanying financial statements reflect the twelve weeks ended September 10, 2019.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
During the twelve and thirty-six weeks ended September 8, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in elevated impairment charges for the thirty-six weeks ended September 8, 2020. No impairment charges were recorded during the twelve weeks ended September 8, 2020. During the thirty-six weeks ended September 8, 2020, the Company recorded a non-cash impairment charge totaling $8.3 million related to eight restaurants based on the estimate of future recoverable cash flows.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
During the twelve weeks ended September 10, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $1.4 million related to one restaurant based on the estimate of future recoverable cash flows. During the thirty-six weeks ended September 10, 2019, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $5.1 million related to three restaurants based on the estimate of future recoverable cash flows.
Restaurant Closure Charges
The restaurant closure liability was $0.5 million and $0.4 million at September 8, 2020 and December 31, 2019, respectively, and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

	36 Weeks Ended
	September 8, 2020	September 10, 2019
Beginning Balance	$437	$2,092
Reclassified to operating lease right-of-use assets	—	(1,900)
Cash payments	(2)	(192)
Adjustments to estimates based on current activity	—	118
Accretion	16	—
Ending Balance	$451	$118

During the thirty-six weeks weeks ended September 10, 2019, in connection with the adoption of ASU 2016-02, Leases, the Company reclassified $1.9 million of the lease-related restaurant closure liability to offset the respective operating lease right-of-use assets.
The current portion of the restaurant closure liability was $0.2 million and $0.1 million as of September 8, 2020 and December 31, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.3 million as of both September 8, 2020 and December 31, 2019, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2022.

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
The Company sold six company-operated restaurants to franchisees during the thirty-six weeks ended September 8, 2020 and 13 company-operated restaurants to franchisees during the thirty-six weeks ended September 10, 2019. The following table summarizes the net loss recognized related to these transactions (dollars in thousands):

	36 Weeks Ended September 8, 2020	36 Weeks Ended September 10, 2019
Company-operated restaurants sold to franchisees	6	13

Proceeds from the sale of company-operated restaurants, net of selling costs	$2,558	$2,090
Net assets sold (primarily furniture, fixtures and equipment) (a)	(2,086)	(2,051)
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)	(83)
Allocation to deferred franchise fees	(193)	(281)
Sublease assets, net	220	260
Gain on lease termination	40	—
Loss on sale of company-operated restaurants, net (b)	$(657)	$(65)

(a) Of the net assets sold during the thirty-six weeks ended September 8, 2020, $0.7 million was included in assets held for sale as of December 31, 2019. The net assets sold during the thirty-six weeks ended September 10, 2019 were all included in assets held for sale as of January 1, 2019.
(b) Of the loss related to the company-operated restaurants sold during the thirty-six weeks ended September 8, 2020, $0.6 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive income (loss).

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
As of December 31, 2019, the Company classified 19 company-operated restaurants as held for sale. During the twelve weeks ended March 24, 2020, the Company sold five of these restaurants as discussed in the Refranchising section above and determined that the remaining 14 company-operated restaurants would not be sold within the next year and therefore reclassified the related long-lived assets back to held for use. The Company reclassified the assets back to held for use at their carrying amount before they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held for use. As such, the Company recognized a loss of $0.5 million related to the reclassification which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statement of comprehensive income (loss). As of September 8, 2020, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale and recorded a $0.2 million adjustment to assets held for sale in order to recognize the assets at their estimated net realizable value less estimated costs to sell. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include previous negotiations with a third party. Assets held for sale at September 8, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 8, 2020	December 31, 2019
Land	$561	$—
Building	934	—
Other property and equipment	—	4,025
Goodwill	—	4,386
	$1,495	$8,411

Franchise Acquisitions
There were no franchise acquisitions during the thirty-six weeks ended September 8, 2020. The Company acquired four franchise-operated restaurants during the thirty-six weeks ended September 10, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes. The following table provides detail of the combined acquisitions for the thirty-six weeks ended September 10, 2019 (dollars in thousands):

36 Weeks Ended September 10, 2019
Franchise-operated restaurants acquired from franchisees	4

Goodwill	$4,302
Restaurant and other equipment and leasehold improvements	660
Operating lease right-of-use assets	2,006
Operating lease liabilities	(2,006)
Unfavorable lease liabilities	(130)
Total consideration	$4,832

The unfavorable lease liability of $0.1 million was recorded as an adjustment to the respective operating lease right-of-use asset.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the thirty-six weeks ended September 8, 2020 are as follows (in thousands):

Goodwill
Balance as of December 31, 2019	$192,739
Goodwill reclassified from held for sale	3,517
Impairment of goodwill	(87,277)
Balance as of September 8, 2020	$108,979

The decrease in goodwill was primarily due to an impairment of $87.3 million during the thirty-six weeks ended September 8, 2020. In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close restaurant dining rooms and operate with only drive-thru, take-out and delivery orders. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment during the first quarter of 2020 using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, a discount rate that approximates the Company's weighted average cost of capital and a selection of comparable companies. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $87.3 million, equal to the excess of the reporting unit's carrying value above its fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive income (loss). Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million and $118.3 million as of September 8, 2020 and December 31, 2019, respectively.
In conjunction with the quantitative goodwill impairment assessment during the first quarter of 2020, the Company also performed a quantitative impairment assessment of its indefinite-lived trademarks. Using Level 3 inputs, the Company used the relief from royalty method to determine the fair value of its trademarks. Significant assumptions and estimates used in determining fair value include future revenues, the royalty rate, franchise attrition, brand maintenance expenses and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined the fair value of its trademarks was less than its carrying value and recognized a non-cash impairment charge of $11.9 million during the thirty-six weeks ended September 8, 2020, equal to the excess of the trademarks' carrying value above their fair value. The impairment charge was recorded in impairment of trademarks on the consolidated statements of comprehensive income (loss).
The Company’s other intangible assets at September 8, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 8, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	$1,820	$(157)	$1,663	$1,340	$(82)	$1,258
Franchise rights	13,995	(6,118)	7,877	14,298	(5,465)	8,833
Reacquired franchise rights	943	(281)	662	943	(207)	736
Total amortized other intangible assets	$16,758	$(6,556)	$10,202	$16,581	$(5,754)	$10,827

The Company recorded sublease assets of $0.5 million and $1.0 million during the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively, in connection with the sale of company-operated restaurants (see Note 4 for more information).

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
During the thirty-six weeks ended September 8, 2020, the Company wrote off $0.3 million of franchise rights associated with the closure of five franchise-operated restaurants. During the thirty-six weeks ended September 10, 2019, the Company reclassified $0.5 million of franchise rights as reacquired franchise rights related to the Company's acquisition of four franchise-operated restaurants and wrote off $11,000 of franchise rights associated with the closure of one franchise-operated restaurant.
6. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at September 8, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 8, 2020	December 31, 2019
Senior Credit Facility, as amended, net of unamortized debt discount of $197 and $231 and deferred financing costs of $888 and $1,038 at September 8, 2020 and December 31, 2019, respectively	$122,915	$143,731
Total outstanding indebtedness	122,915	143,731
Obligations under finance leases and other debt	664	1,070
Total debt	123,579	144,801
Less: amounts due within one year	199	220
Total amounts due after one year, net	$123,380	$144,581

At September 8, 2020 and December 31, 2019, the Company assessed the amounts recorded under the Senior Credit Facility and determined that such amounts approximated fair value.

During the thirty-six weeks ended September 8, 2020, the Company wrote off a finance lease obligation of $0.3 million related to the modification of a lease from a finance lease to an operating lease.
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

The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 8, 2020. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
At September 8, 2020, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 2.16%. At September 8, 2020, the Company had a total of $108.7 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $124.0 million of outstanding borrowings and $17.3 million of letters of credit outstanding, which reduce availability under the Senior Credit Facility, as amended.
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
The components of lease cost for the twelve and thirty-six weeks ended September 8, 2020 were as follows (in thousands):

	Classification	Twelve Weeks Ended September 8, 2020	Thirty-Six Weeks Ended September 8, 2020
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,251	$28,060
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	33	123
Interest on lease liabilities	Interest expense	5	23
Short-term lease cost	Occupancy and other operating expenses	71	238
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	440	1,097
Sublease income	Franchise sublease and other income	(1,716)	(4,988)
Total lease cost		$8,084	$24,553

The components of lease cost for the twelve and thirty-six weeks ended September 10, 2019 were as follows (in thousands):

	Classification	Twelve Weeks Ended September 10, 2019	Thirty-Six Weeks Ended September 10, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$8,792	$26,196
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	86	329
Interest on lease liabilities	Interest expense	21	72
Short-term lease cost	Occupancy and other operating expenses	53	231
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	444	1,282
Sublease income	Franchise sublease and other income	(1,125)	(3,261)
Total lease cost		$8,271	$24,849

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of September 8, 2020 and December 31, 2019 was as follows (in thousands):

	September 8, 2020	December 31, 2019
Operating lease assets:
Operating lease right-of-use assets	$250,154	$258,278
Operating lease liabilities:
Current portion of operating lease liabilities	$20,116	$17,848
Operating lease liabilities, excluding current portion	253,121	257,361
Total operating lease liabilities	$273,237	$275,209

Finance lease assets:
Buildings under finance leases	$441	$871
Accumulated depreciation	(240)	(334)
Finance lease assets, net	$201	$537
Finance lease obligations:
Current portion of finance lease obligations and other debt	$138	$162
Long-term debt, finance lease obligations and other debt, excluding current portion, net	70	412
Total finance lease obligations	$208	$574

Weighted Average Remaining Lease Term (in years)	September 8, 2020
Operating leases	12.5
Finance leases	2.1

Weighted Average Discount Rate	September 8, 2020
Operating leases	6.58%
Finance leases	10.44%

Supplemental cash flow information related to leases was as follows (in thousands):

	Thirty-Six Weeks Ended September 8, 2020	Thirty-Six Weeks Ended September 10, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$25,529	$22,617
Operating cash flows used for finance leases	$23	$72
Financing cash flows used for finance leases	$119	$353

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The estimated future lease payments as of September 8, 2020, are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2020	$38	$9,957	$(1,562)	$8,433
2021	138	39,240	(6,140)	33,238
2022	19	41,029	(6,678)	34,370
2023	17	35,892	(6,005)	29,904
2024	16	30,076	(5,358)	24,734
Thereafter	4	253,707	(59,927)	193,784
Total lease payments	$232	$409,901	$(85,670)	$324,463
Amounts representing interest	(24)	(136,664)		(136,688)
Present value of lease obligations	$208	$273,237		$187,775

During the thirty-six weeks ended September 8, 2020, the Company entered into one sale-leaseback arrangement with a third party private investor during the first quarter of 2020. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease where the Company intends to use the property during the lease term. The lease has been accounted for as an operating lease. The net proceeds from the transaction totaled approximately $1.4 million. Under the arrangement, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. The sale of this property resulted in a gain of approximately $0.6 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive income (loss).
During the thirty-six weeks ended September 10, 2019, the Company entered into three sale-leaseback arrangements with third party private investors, with two arrangements occurring during the first quarter of 2019 and one during the second quarter of 2019. These sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the property during the lease term. The leases have been accounted for as operating leases. The net proceeds from the transactions totaled approximately $12.7 million. Under two of the arrangements, the Company sold the land and buildings related to restaurants constructed during 2018 and leased them back for a term of 20 years. Under one of the arrangements, the Company sold the land related to a restaurant constructed during 2018 and leased it back for a term of 20 years. The sale of these properties resulted in a net loss of approximately $0.2 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive income (loss). The assets sold were included in assets held for sale as of January 1, 2019.
During the twelve weeks ended June 16, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 19 years, expiring in 2039, and remaining lease payments total approximately $1.6 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of September 8, 2020, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
Additionally, another Del Taco franchisee has a direct sublease with a third party where the Company is a guarantor on the sublease. The lease has a remaining term of 11 years, expiring in 2031, and remaining lease payments total approximately $1.6 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. In 2019, the franchisee defaulted on the lease payments. The Company had a liability of $0.04 million and $0.08 million as of September 8, 2020 and December 31, 2019, respectively, representing the estimated payments that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.
During the twelve weeks ended June 16, 2020, in response to the COVID-19 pandemic, the Company negotiated temporary deferrals of certain rent payments until future periods. As permitted by recent FASB staff guidance, the Company elected to not evaluate whether these concessions were considered lease modifications and adopted a policy to not account for these concessions as lease modifications. As such, the Company continued to account for the related lease liabilities and right-of-use assets using the rights and obligations of the existing leases and included $1.3 million related to temporary rent payment

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
deferrals in accounts payable in the consolidated balance sheet as of June 16, 2020. The Company repaid these deferrals during the twelve weeks ended September 8, 2020.
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
During the thirty-six weeks ended September 8, 2020, the Company reclassified approximately $67,000 of interest expense related to the hedges of these transactions into earnings.
The effective portion of the 2016 Interest Rate Cap Agreement through the expiration on March 31, 2020 was included in accumulated other comprehensive loss.
9. Fair Value Measurements
The fair values of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate their carrying amounts due to their short maturities. The carrying value of the Senior Credit Facility, as amended, approximated its fair value. The 2016 Interest Rate Cap Agreement was recorded at fair value in the Company’s consolidated balance sheets.
As of December 31, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including a derivative instrument related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contracts. Therefore, the Company categorized these interest rate cap contracts as Level 2 fair value measurements. The 2016 Interest Rate Cap Agreement expired on March 31, 2020. The fair value of the 2016 Interest Rate Cap Agreement was $0.0 million at December 31, 2019 and was included in other assets in the Company's consolidated balance sheets.

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
10. Other Accrued Liabilities and Other Non-current Liabilities
A summary of other accrued liabilities follows (in thousands):

	September 8, 2020	December 31, 2019
Employee compensation and related items	$15,212	$10,008
Accrued income tax	6,575	1,605
Accrued insurance	5,389	5,900
Accrued sales tax	4,475	4,099
Accrued advertising	3,249	1,345
Accrued real property tax	2,708	1,652
Accrued rent and related items	1,451	1,382
Deferred gift card income	1,218	1,585
Accrued property and equipment purchases	915	3,190
Restaurant closure liabilities	198	129
Other	4,300	3,682
	$45,690	$34,577

A summary of other non-current liabilities follows (in thousands):

	September 8, 2020	December 31, 2019
Insurance reserves	$8,325	$8,110
Deferred development and initial franchise fees	4,510	4,241
Sublease liabilities	1,409	1,223
Deferred gift card income	733	1,474
Restaurant closure liability	253	308
Unearned trade discount, non-current	128	320
Other	916	925
	$16,274	$16,601

11. Stock-Based Compensation
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At September 8, 2020, there were 172,422 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.3 million for both the twelve weeks ended September 8, 2020 and September 10, 2019, respectively, and $3.9 million and $4.6 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of September 8, 2020 and changes during the period from December 31, 2019 through September 8, 2020 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,142,718	$12.92
Granted	614,518	6.36
Vested	(429,936)	12.52
Forfeited	(79,650)	12.64
Nonvested at September 8, 2020	1,247,650	$9.85
For the thirty-six weeks ended September 8, 2020 and September 10, 2019, the Company made payments of $1.0 million and $2.6 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 164,545 and 204,494 shares withheld, respectively.
As of September 8, 2020, there was $8.6 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.7 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.
Stock Options
A summary of stock option activity as of September 8, 2020 and changes during the period from December 31, 2019 through September 8, 2020 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 31, 2019	412,750	$11.71	3.8	$—
Granted	236,453	6.40
Exercised	—	—
Forfeited/Expired	(74,250)	11.37
Options outstanding at September 8, 2020	574,953	$9.57	4.7	$443
Options exercisable at September 8, 2020	274,625	$11.34	3.1	$—
Options exercisable and expected to vest at September 8, 2020	499,064	$9.91	4.5	$319

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on September 8, 2020 and December 31, 2019, respectively.
As of September 8, 2020, there was $0.6 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants that is expected to be recognized over a weighted-average remaining period of 3.2 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve and thirty-six weeks ended September 8, 2020, the Company did not repurchase any shares or warrants. During the twelve weeks ended September 10, 2019, the Company did not repurchase any shares or warrants. During the thirty-six weeks ended September 10, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,441 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants.
As of September 8, 2020, there was approximately $22.3 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. The Company has no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
13. Earnings (Loss) Per Share
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
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Numerator:
Net income (loss)	$5,797	$(7,669)	$(97,247)	$(4,152)
Denominator:
Weighted-average shares outstanding - basic	37,293,390	37,023,287	37,152,419	37,000,331
Dilutive effect of unvested restricted stock	126,653	—	—	—
Dilutive effect of stock options	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Weighted-average shares outstanding - diluted	37,420,043	37,023,287	37,152,419	37,000,331
Net income (loss) per share - basic	$0.16	$(0.21)	$(2.62)	$(0.11)
Net income (loss) per share - diluted	$0.15	$(0.21)	$(2.62)	$(0.11)
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	1,929,726	897,881	5,137,453	4,587,387

On June 30, 2020, the Company's 5,105,982 outstanding warrants expired. As such, the Company no longer has any outstanding warrants and will no longer have any potential dilutive impact to its earnings per share from outstanding warrants.
14. Income Taxes
The effective income tax rates were 14.2% and (50.0)% for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The provision for income taxes was $1.0 million and $2.6 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The effective income tax rates were 2.0% and (1,615.7)% for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. The (benefit) provision for income taxes was $(2.0) million and $3.9 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The income tax expense for the twelve weeks ended September 8, 2020 is driven by the estimated effective income tax rate and consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended September 10, 2019, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
The income tax benefit for the thirty-six weeks ended September 8, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense for the thirty-six weeks ended September 10, 2019, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized, and therefore, no valuation allowance as of September 8, 2020 and December 31, 2019 is required.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. The Company has benefited from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation, recognizing accelerated tax depreciation deductions of $1.2 million and $2.0 million for 2018 and 2019, respectively. Beginning with pay dates on and after April 14, 2020, the Company has elected to defer the employer-paid portion of social security taxes. The Company is also currently assessing its eligibility for certain employee retention tax credits.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volume of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 8, 2020 are approximately $28.6 million. The Company has excluded agreements that are cancellable without penalty.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 8, 2020.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII and are seeking an unspecified amount of damages. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. The parties are engaged in settlement discussions which are now expected to give rise to a loss in excess of the Company's insurance retention, but less than the coverage limit, that is both probable and estimable. Therefore, the Company has recorded an expense for this overall action as of September 8, 2020. In the opinion of management, based on information currently available, and in consideration of the Company's insurance coverage, the ultimate liability with respect to this action will not have a material effect on the operating results, cash flows or financial position of the Company.
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
Construction Defect Issues
During the second quarter of 2020, the Company identified various construction defects related to three closed restaurants in Texas. The Company believes the issues are attributable to defective construction performed by the same general contractor for all three restaurants. The Company plans to undertake voluntary rehabilitation of the three properties, and while the full extent of voluntary rehabilitation costs are not yet known, the Company is pursuing legal remedies against the general contractor to recover future incurred costs.

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of September 8, 2020, we have 596 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With an average system check of $8.06 during Fiscal 2019, we offer a compelling value proposition relative to both QSR and fast casual peers.

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

Highlights and Trends
Third Quarter 2020 Highlights
Our third quarter 2020 results and highlights include the following:
•Total revenues increased 0.5% for the twelve weeks ended September 8, 2020 to $120.8 million compared to $120.2 million for the twelve weeks ended September 10, 2019. Total revenues decreased 5.8% for the thirty-six weeks ended September 8, 2020 to $335.2 million compared to $355.9 million for the thirty-six weeks ended September 10, 2019. The increase in the twelve weeks ended September 8, 2020 is primarily due to additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and positive company-operated and franchise-operated same store sales. This is partially offset by fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity. The decrease in the thirty-six weeks ended September 8, 2020 is primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and negative company-operated and franchise-operated same store sales primarily driven by the impact of the COVID-19 pandemic. This is partially offset by additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity.
•For the twelve weeks ended September 8, 2020, system-wide same store sales increased 4.1%, company-operated same store sales increased 2.0% and franchise-operated same store sales increased 6.5%. For the thirty-six weeks ended September 8, 2020, system-wide same store sales decreased 3.0%, company-operated same store sales decreased 4.4% and franchise-operated same store sales decreased 1.4%.
•During the twelve weeks ended September 8, 2020, we opened one new company-operated restaurant, opened four new franchise-operated restaurants, and closed two franchise-operated restaurants. During the twelve weeks ended September 10, 2019, we opened two new company-operated restaurants, opened two new franchise-operated restaurants, purchased one franchise-operated restaurant from a franchisee, and closed one company-operated restaurant.
•During the thirty-six weeks ended September 8, 2020, we opened three new company-operated restaurants, opened five new franchise-operated restaurants, sold six company-operated restaurants to franchisees, closed two company-operated restaurants and closed six franchise-operated restaurants. During the thirty-six weeks ended September 10, 2019, we opened three new company-operated restaurants, opened eight new franchise-operated restaurants, purchased four franchise-operated restaurants from franchisees, sold thirteen company-operated restaurants to franchisees, closed four company-operated restaurants and closed one franchise-operated restaurant.
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and thirty-six weeks ended September 8, 2020 and September 10, 2019:

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Company-operated same store sales	2.0%	0.4%	(4.4)%	0.5%
Franchise-operated same store sales	6.5%	1.8%	(1.4)%	1.7%
System-wide same store sales	4.1%	1.0%	(3.0)%	1.0%

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks and thirty-six weeks ended September 8, 2020 and September 10, 2019, were as follows:

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Company-operated restaurant activity:
Beginning of period	294	310	300	322
Openings	1	2	3	3
Closures	—	(1)	(2)	(4)
Purchased from franchisees	—	1	—	4
Sold to franchisees	—	—	(6)	(13)
Restaurants at end of period	295	312	295	312
Franchise-operated restaurant activity:
Beginning of period	299	273	296	258
Openings	4	2	5	8
Closures	(2)	—	(6)	(1)
Purchased from Company	—	—	6	13
Sold to Company	—	(1)	—	(4)
Restaurants at end of period	301	274	301	274
Total restaurant activity:
Beginning of period	593	583	596	580
Openings	5	4	8	11
Closures	(2)	(1)	(8)	(5)
Restaurants at end of period	596	586	596	586

The closures presented in the table above represent permanent closures of restaurants. Temporary closures, which can occur for a variety of reasons, are not reflected as a reduction in this table. Our franchisees are independent businesses and decisions to close restaurants can be impacted by numerous factors that are outside of our control, including but not limited to, franchisees' agreements with their landlords and lenders.

For the full year of 2020, we believe our initial expectations regarding net restaurant development and closures by our franchisees will be materially impacted by COVID-19. Following the fiscal third quarter, one new franchise-operated restaurant has opened, and we are currently evaluating the appropriate timing for the remainder of the originally planned fiscal 2020 system-wide openings. Given the significant uncertainties related to the COVID-19 pandemic, including the timing of lifting dine-in operating restrictions and various social-distancing and stay-at-home orders, customer re-engagement with our brand and the short- and long-term impact on consumer discretionary spending, we have previously withdrawn our 2020 net restaurant development and closure guidance issued on March 11, 2020.
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

Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of September 8, 2020 and September 10, 2019, there were 283 and 292 restaurants, respectively, in the comparable company-operated restaurant base. As of September 8, 2020 and September 10, 2019, there were 285 and 254 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended September 8, 2020 and Twelve Weeks Ended September 10, 2019
The following table presents operating results for the twelve weeks ended September 8, 2020 and twelve weeks ended September 10, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	September 8, 2020			September 10, 2019			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$109,522	90.7%		$111,059	92.4%		$(1,537)	(1.4)%
Franchise revenue	5,169	4.3		4,490	3.7		679	15.1
Franchise advertising contributions	4,001	3.3		3,458	2.9		543	15.7
Franchise sublease and other income	2,090	1.7		1,191	1.0		899	75.5
Total revenue	120,782	100.0		120,198	100.0		584	0.5
Operating expenses
Restaurant operating expenses:
Food and paper costs	29,051	26.5	(1)	30,761	27.7	(1)	(1,710)	(5.6)
Labor and related expenses	35,450	32.4	(1)	36,304	32.7	(1)	(854)	(2.4)
Occupancy and other operating expenses	25,302	23.1	(1)	25,386	22.9	(1)	(84)	(0.3)
Total restaurant operating expenses	89,803	82.0	(1)	92,451	83.2	(1)	(2,648)	(2.9)
General and administrative	10,841	9.0		10,421	8.7		420	4.0
Franchise advertising expenses	4,001	3.3		3,458	2.9		543	15.7
Depreciation and amortization	6,055	5.0		5,941	4.9		114	1.9
Occupancy and other-franchise subleases and other	1,766	1.5		1,011	0.8		755	74.7
Pre-opening costs	63	0.1		465	0.4		(402)	(86.5)
Impairment of long-lived assets	—	—		1,407	1.2		(1,407)	(100.0)
Restaurant closure charges, net	413	0.3		588	0.5		(175)	(29.8)
Loss on disposal of assets and adjustments to assets held for sale, net	140	0.1		7,906	6.6		(7,766)	(98.2)
Total operating expenses	113,082	93.6		123,648	102.9		(10,566)	(8.5)
Income (loss) from operations	7,700	6.4		(3,450)	(2.9)		11,150	*
Other expense, net
Interest expense	941	0.8		1,663	1.4		(722)	(43.4)
Total other expense, net	941	0.8		1,663	1.4		(722)	(43.4)
Income (loss) from operations before provision for income taxes	6,759	5.6		(5,113)	(4.3)		11,872	*
Provision for income taxes	962	0.8		2,556	2.1		(1,594)	(62.4)
Net income (loss)	$5,797	4.8%		$(7,669)	(6.4)%		$13,466	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales decreased $1.5 million, or 1.4%, for the twelve weeks ended September 8, 2020, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity, partially offset by the increase in company-operated same store sales of 2.0%. Delivery represented approximately 6% of company restaurant sales during the twelve weeks ended September 8, 2020 and is expected to remain elevated as a result of the COVID-19 pandemic.
Franchise Revenue
Franchise revenue increased $0.7 million, or 15.1%, for the twelve weeks ended September 8, 2020, primarily due to additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and an increase in franchise-operated same store sales of 6.5%.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.5 million, or 15.7%, for the twelve weeks ended September 8, 2020 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.9 million, or 75.5%, for the twelve weeks ended September 8, 2020, primarily due to sublease income related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs decreased $1.7 million, or 5.6%, for the twelve weeks ended September 8, 2020 due to the reduction in company restaurant sales, partially offset by commodity inflation. As a percentage of company restaurant sales, food and paper costs were 26.5% for the twelve weeks ended September 8, 2020 compared to 27.7% for the twelve weeks ended September 10, 2019. This percentage decrease was the result of menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses decreased $0.9 million, or 2.4%, for the twelve weeks ended September 8, 2020, primarily due to a decrease in company restaurant sales and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, partially offset by a California minimum wage increase on January 1, 2020. As a percentage of company restaurant sales, labor and related expenses were 32.4% for the twelve weeks ended September 8, 2020 compared to 32.7% for the twelve weeks ended September 10, 2019. This percentage decrease resulted primarily from the impact of menu price increases, operational efficiencies related to less required staffing due to the closure of dining rooms due to COVID-19, and reduced workers compensation expense, partially offset by the impact of the increased California minimum wage discussed above.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses decreased $0.1 million, or 0.3%, for the twelve weeks ended September 8, 2020, primarily due to a decrease in company restaurant sales and reduced advertising expense, mostly offset by increased third party delivery fees and direct costs related to COVID-19. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.1% for the twelve weeks ended September 8, 2020 compared to 22.9% for the twelve weeks ended September 10, 2019. This percentage increase was primarily related to the impact of increased third party delivery fees and direct costs related to COVID-19, partially offset by reduced advertising expense.

General and Administrative Expenses
General and administrative expenses increased $0.4 million, or 4.0%, for the twelve weeks ended September 8, 2020, primarily due to higher management incentive compensation for the twelve weeks ended September 8, 2020 as compared to an insignificant amount during the twelve weeks ended September 10, 2019, partially offset by lower legal and related expense, stock based compensation expense, salaries and executive transition costs. As a percentage of total revenue, general and administrative expense was 9.0% for the twelve weeks ended September 8, 2020 compared to 8.7% for the twelve weeks ended September 10, 2019. The increase as a percent of total revenue was primarily due to higher management incentive compensation, partially offset by lower legal and related expense, stock based compensation expense, salaries and executive transition costs.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.5 million, or 15.7%, for the twelve weeks ended September 8, 2020 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses were $6.1 million and $5.9 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The increase primarily reflects the addition of new assets, partially offset by the impact of refranchising. As a percentage of total revenue, depreciation and amortization expenses was 5.0% for the twelve weeks ended September 8, 2020 compared to 4.9% for the twelve weeks ended September 10, 2019. The increase as a percent of total revenue was primarily due to the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $1.8 million and $1.0 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which the Company retained the leasehold interest to the real estate.
Pre-opening Costs
Pre-opening costs were $0.1 million and $0.5 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The decrease was due to less restaurant opening activity during the twelve weeks ended September 8, 2020 compared to the twelve weeks ended September 10, 2019.
Impairment of Long-Lived Assets
There were no impairments of long-lived assets during the twelve weeks ended September 8, 2020. The Company recorded a non-cash impairment charge of $1.4 million during the twelve weeks ended September 10, 2019 related to the evaluation of long-lived assets underlying one restaurant in Georgia which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $0.4 million and $0.6 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The decrease was due to lower rent and property tax expense related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.1 million and $7.9 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to the write-off of certain restaurant equipment. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to the adjustment to estimated net realizable value for assets reclassified as held for sale and the closure of one company-operated restaurant, partially offset by a gain on lease termination.

Interest Expense
Interest expense was $0.9 million and $1.7 million for the twelve weeks ended September 8, 2020 and September 10, 2019, respectively. The decrease is primarily due to lower weighted average interest rates and lower average outstanding balances during the twelve weeks ended September 8, 2020 compared to the prior year.
Provision for Income Taxes
The effective income tax rate was 14.2% for the twelve weeks ended September 8, 2020 compared to (50.0)% for the twelve weeks ended September 10, 2019. The provision for income taxes was $1.0 million for the twelve weeks ended September 8, 2020 and $2.6 million for the twelve weeks ended September 10, 2019. The income tax expense of $1.0 million for the twelve weeks ended September 8, 2020 was driven by our estimated annual effective income tax rate and consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense of $2.6 million for the twelve weeks ended September 10, 2019, despite a pre-tax loss, was primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Thirty-Six Weeks Ended September 8, 2020 and Thirty-Six Weeks Ended September 10, 2019
The following table presents operating results for the thirty-six weeks ended September 8, 2020 and thirty-six weeks ended September 10, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	36 Weeks Ended
	September 8, 2020			September 10, 2019			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$305,116	91.0%		$329,142	92.5%		$(24,026)	(7.3)%
Franchise revenue	14,080	4.2		13,193	3.7		887	6.7
Franchise advertising contributions	9,995	3.0		10,048	2.8		(53)	(0.5)
Franchise sublease and other income	5,971	1.8		3,472	1.0		2,499	72.0
Total revenue	335,162	100.0		355,855	100.0		(20,693)	(5.8)
Operating expenses
Restaurant operating expenses:
Food and paper costs	82,988	27.2	(1)	90,434	27.5	(1)	(7,446)	(8.2)
Labor and related expenses	101,995	33.4	(1)	108,542	33.0	(1)	(6,547)	(6.0)
Occupancy and other operating expenses	72,099	23.6	(1)	73,522	22.3	(1)	(1,423)	(1.9)
Total restaurant operating expenses	257,082	84.3	(1)	272,498	82.8	(1)	(15,416)	(5.7)
General and administrative	30,139	9.0		31,735	8.9		(1,596)	(5.0)
Franchise advertising expenses	9,995	3.0		10,048	2.8		(53)	(0.5)
Depreciation and amortization	18,477	5.5		17,661	5.0		816	4.6
Occupancy and other-franchise subleases and other	5,088	1.5		2,858	0.8		2,230	78.0
Pre-opening costs	359	0.1		720	0.2		(361)	(50.1)
Impairment of goodwill	87,277	26.0		—	—		87,277	*
Impairment of trademarks	11,900	3.6		—	—		11,900	*
Impairment of long-lived assets	8,287	2.5		5,101	1.4		3,186	62.5
Restaurant closure charges, net	1,406	0.4		1,718	0.5		(312)	(18.2)
Loss on disposal of assets and adjustments to assets held for sale, net	697	0.2		8,790	2.5		(8,093)	(92.1)
Total operating expenses	430,707	128.5		351,129	98.7		79,578	22.7
(Loss) income from operations	(95,545)	(28.5)		4,726	1.3		(100,271)	*
Other expense (income), net
Interest expense	3,730	1.1		5,169	1.5		(1,439)	(27.8)
Other income	—	—		(201)	(0.1)		201	(100.0)
Total other expense, net	3,730	1.1		4,968	1.4		(1,238)	(24.9)
Loss from operations before (benefit) provision for income taxes	(99,275)	(29.6)		(242)	(0.1)		(99,033)	*
(Benefit) provision for income taxes	(2,028)	(0.6)		3,910	1.1		(5,938)	*
Net loss	$(97,247)	(29.0)%		$(4,152)	(1.2)%		$(93,095)	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales decreased $24.0 million, or 7.3%, for the thirty-six weeks ended September 8, 2020, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and the negative impact of COVID-19 on company-operated same store sales. Company-operated same store sales decreased 4.4%. Delivery represented approximately 6% of company restaurant sales during the thirty-six weeks ended September 8, 2020 compared to approximately 1% of company restaurant sales during the thirty-six weeks ended September 10, 2019. Delivery sales are expected to remain elevated as a result of the COVID-19 pandemic and the addition of new delivery service providers.
Franchise Revenue
Franchise revenue increased $0.9 million, or 6.7%, for the thirty-six weeks ended September 8, 2020, primarily due to additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity, partially offset by a decrease in franchise-operated same store sales of 1.4%.
Franchise Advertising Contributions
Franchise advertising contributions decreased $0.1 million, or 0.5%, for the thirty-six weeks ended September 8, 2020 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks. The Company adjusted the advertising contribution percentage back to 4.0% starting with the eighth fiscal week of the second quarter of 2020.
Franchise Sublease and Other Income
Franchise sublease and other income increased $2.5 million, or 72.0%, for the thirty-six weeks ended September 8, 2020, primarily due to sublease income related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which we retained the leasehold interest to the real estate.
Food and Paper Costs
Food and paper costs decreased $7.4 million, or 8.2%, for the thirty-six weeks ended September 8, 2020 due to the reduction in company restaurant sales, partially offset by commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.2% for the thirty-six weeks ended September 8, 2020 compared to 27.5% for the thirty-six weeks ended September 10, 2019. This percentage decrease was the result of menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses decreased $6.5 million, or 6.0%, for the thirty-six weeks ended September 8, 2020, primarily due to a decrease in company restaurant sales and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, partially offset by a California minimum wage increase on January 1, 2020. As a percentage of company restaurant sales, labor and related expenses were 33.4% for the thirty-six weeks ended September 8, 2020 compared to 33.0% for the thirty-six weeks ended September 10, 2019. This percentage increase resulted primarily from the impact of the increased California minimum wage discussed above and impact from the negative same store sales including impact from COVID-19, partially offset by the impact of menu price increases, operational efficiencies related to less required staffing due to the closure of dining rooms due to COVID-19, and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses decreased $1.4 million, or 1.9%, for the thirty-six weeks ended September 8, 2020, primarily due to a decrease in company restaurant sales, reduced advertising expense, repairs and maintenance, credit card fees, insurance and utilities, partially offset by increased third party delivery fees and direct costs related to COVID-19. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.6% for the thirty-six weeks ended September 8, 2020 compared to 22.3% for the thirty-six weeks ended September 10, 2019. This percentage increase was primarily related to increased third party delivery fees, direct costs related to COVID-19 and negative same store sales including impact from COVID-19, partially offset by reduced advertising expense.

General and Administrative Expenses
General and administrative expenses decreased $1.6 million, or 5.0%, for the thirty-six weeks ended September 8, 2020, primarily due to lower stock-based compensation, salaries and travel expense. As a percentage of total revenue, general and administrative expense was 9.0% for the thirty-six weeks ended September 8, 2020 compared to 8.9% for the thirty-six weeks ended September 10, 2019. The increase was primarily related to the impact of lower revenue.
Franchise Advertising Expenses
Franchise advertising expenses decreased $0.1 million, or 0.5%, for the thirty-six weeks ended September 8, 2020 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. Starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks. The Company adjusted the advertising contribution back to 4.0% starting with the eighth fiscal week of the second quarter of 2020.
Depreciation and Amortization
Depreciation and amortization expenses were $18.5 million and $17.7 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. The increase primarily reflects the addition of new assets, partially offset by the impact of refranchising. As a percentage of total revenue, depreciation and amortization expenses were 5.5% for the thirty-six weeks ended September 8, 2020 compared to 5.0% for the thirty-six weeks ended September 10, 2019. The increase as a percent of total revenue was primarily due to the impact of lower revenue and the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $5.1 million and $2.9 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 and the sale of five company-operated restaurants to franchisees during the first quarter of 2020, in which the Company retained the leasehold interest to the real estate.
Pre-opening Costs
Pre-opening costs were $0.4 million and $0.7 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. The decrease was due to less restaurant opening activity during the thirty-six weeks ended September 8, 2020 compared to the twelve weeks ended September 10, 2019.
Impairment of Goodwill
The Company recorded a non-cash impairment charge of $87.3 million during the thirty-six weeks ended September 8, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment. No impairment charges were recorded during the thirty-six weeks ended September 10, 2019.
Impairment of Trademarks
The Company also recorded a non-cash impairment charge of $11.9 million during the thirty-six weeks ended September 8, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment. No impairment charges were recorded during the thirty-six weeks ended September 10, 2019.
Impairment of Long-Lived Assets
The Company recorded a non-cash impairment charge of $8.3 million during the thirty-six weeks ended September 8, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment. The Company recorded a non-cash impairment charge of $5.1 million during the thirty-six weeks ended September 10, 2019 related to the evaluation of long-lived assets underlying three restaurants in California, Nevada and Georgia which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $1.4 million and $1.7 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. The decrease was due to lower rent and property tax expense related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.7 million and $8.8 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment resulting from the reclassification of 14 company-operated restaurants from held for sale to held for use, losses on the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets reclassified as held for sale, the write-off of certain restaurant equipment, and losses on the sale of six company-operated restaurants, partially offset by a gain from one sale-leaseback transaction. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to the adjustment to estimated net realizable value for assets reclassified as held for sale, the closure of four company-operated restaurants, the replacement of certain restaurant equipment, losses on the sale of 13 company-operated restaurants and losses on two sale sale-leaseback transactions, partially offset by gains on one sale-leaseback transaction and one lease termination.
Interest Expense
Interest expense was $3.7 million and $5.2 million for the thirty-six weeks ended September 8, 2020 and September 10, 2019, respectively. The decrease is primarily due to lower weighted average interest rates, partially offset by higher average outstanding balances, during the thirty-six weeks ended September 8, 2020 compared to the prior year.
Other Income
There was no other income for the thirty-six weeks ended September 8, 2020. Other income was $0.2 million for the thirty-six ended September 10, 2019 and consisted of insurance proceeds related to a fire at a company-operated restaurant.
(Benefit) Provision for Income Taxes
The effective income tax rate was 2.0% for the thirty-six weeks ended September 8, 2020 compared to (1,615.7)% for the thirty-six weeks ended September 10, 2019. The (benefit) provision for income taxes was $(2.0) million for the thirty-six weeks ended September 8, 2020 and $3.9 million for the thirty-six weeks ended September 10, 2019. The income tax benefit of $(2.0) million for the thirty-six weeks ended September 8, 2020 was primarily impacted by the impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense of $3.9 million for the thirty-six weeks ended September 10, 2019, despite a pre-tax loss, was primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
As sales declined from the impact of the COVID-19 pandemic, we proactively implemented several actions to reduce cash outlays and expenses. On March 16, 2020, we borrowed $25.0 million under our Senior Credit Facility as a precautionary measure to enhance our financial flexibility. On March 30, 2020, we borrowed an additional $25.0 million under our Senior Credit Facility. As our efforts to reduce cash outlays and expenses proved effective and as our business began to stabilize, we subsequently repaid the $50.0 million of precautionary borrowings prior to the end of our second fiscal quarter.

In our restaurants, we adjusted our operating expenses, which included adjusting labor hours to align with reduced demand and reducing non-essential controllable costs. We negotiated temporary rent deferrals with our landlords during the second quarter of 2020 and repaid the rent deferrals during the third quarter of 2020. During the second quarter of 2020, we also implemented voluntary salary reductions for our executive officers and all Vice Presidents and above and reduced board member compensation. During the third quarter of 2020, the compensation for all our executive officers and Vice Presidents and above, as well as board members, was restored to their previous levels. Additional actions taken during the second quarter of 2020 in response to the COVID-19 pandemic include elimination of all non-essential general and administrative expense, deferral or elimination of all open support center positions, a small reduction in force at the restaurant support center and deferral of certain planned non-essential capital expenditures.
We believe that cash from operations, together with our cash balance of $5.4 million and available borrowing capacity of $108.7 million at September 8, 2020, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. Should our business take longer to recover than we currently anticipate, there are other actions we can take to further conserve liquidity.
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
The following table presents summary cash flow information for the periods indicated (in thousands).

	36 Weeks Ended
	September 8, 2020	September 10, 2019
Net cash provided by (used in)
Operating activities	$39,523	$38,763
Investing activities	(13,431)	(18,104)
Financing activities	(22,154)	(19,244)
Net increase in cash	$3,938	$1,415
Cash Flows Provided by Operating Activities
During the thirty-six weeks ended September 8, 2020, cash flows provided by operating activities were $39.5 million. The cash flows provided by operating activities resulted from a net loss of $97.3 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $18.7 million, amortization of operating lease assets of $15.2 million, stock-based compensation of $3.9 million, a loss on disposal of assets and adjustments to assets held for sale, net of $0.7 million, restaurant closure charges of $0.1 million, partially offset by a non-cash adjustment for deferred income taxes of $8.1 million and net working capital requirements of $1.2 million.
During the thirty-six weeks ended September 10, 2019, cash flows provided by operating activities were $38.8 million. The cash flows provided by operating activities resulted from a net loss of $4.2 million, non-cash adjustments for asset depreciation and amortization of $18.0 million, amortization of operating lease assets of $14.9 million, loss on disposal of assets and adjustments to assets held for sale, net of $8.8 million, impairment of long-lived assets of $5.1 million, stock-based compensation of $4.6 million, deferred income taxes of $1.2 million, and restaurant closure charges of $0.1 million, partially offset by net working capital requirements of $9.7 million.

Cash Flows Used in Investing Activities
During the thirty-six weeks ended September 8, 2020, cash flows used in investing activities were $13.4 million, which were primarily the result of purchase of property and equipment and other assets of $17.4 million, partially offset by proceeds from the sale of six company-operated restaurants of $2.6 million and proceeds from the disposal of property and equipment of $1.4 million.
During the thirty-six weeks ended September 10, 2019, cash flows used in investing activities were $18.1 million, which were primarily the result of purchase of property and equipment and other assets of $29.5 million and the acquisition of four franchise-operated restaurants for $4.8 million, partially offset by proceeds from the disposal of property and equipment of $14.1 million and proceeds from the sale of thirteen company-operated restaurants of $2.1 million.
Cash Flows Used in Financing Activities
During the thirty-six weeks ended September 8, 2020, cash flows used in financing activities were $22.2 million. The cash flows used in financing activities were primarily the result of payments of tax withholding of $1.0 million related to restricted stock vesting and payments on finance leases totaling $0.2 million. In addition, during the thirty-six weeks ended September 8, 2020, the Company borrowed $65.0 million on its revolving credit facility and made payments of $86.0 million on its revolving credit facility.
During the thirty-six weeks ended September 10, 2019, cash flows used in financing activities were $19.2 million. The cash flows used in financing activities were primarily the result of the repurchase of 574,481 shares of our common stock and 846,441 warrants for an aggregate purchase price of $7.3 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $2.6 million related to restricted stock vesting and payments on finance leases totaling $0.4 million, partially offset by proceeds from exercise of stock options of $0.1 million. In addition, during the thirty-six weeks ended September 10, 2019, the Company borrowed $27.0 million on its revolving credit facility and made payments of $36.0 million on its revolving credit facility.
Senior Credit Facility
During the fourth quarter of 2019, the Company refinanced the Senior Credit Facility, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 8, 2020.
As of September 8, 2020, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 2.16%. As of September 8, 2020, there were $124.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at September 8, 2020 was $108.7 million.
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

Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the thirty-six weeks ended September 8, 2020, the Company did not repurchase any common stock or warrants. As of September 8, 2020, there was approximately $22.3 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. We have no obligations to repurchase shares under the share repurchase program, and the timing and value of shares purchased (if any) will depend on our stock price, market conditions and other factors.
Construction Defect Issues
During the second quarter of 2020, we identified various construction defects related to three closed restaurants in Texas. We believe the issues are attributable to defective construction performed by the same general contractor for all three restaurants. We plan to undertake voluntary rehabilitation of the three properties, and while the full extent of voluntary rehabilitation costs are not yet known, we are pursuing legal remedies against the general contractor to recover future incurred costs.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Company restaurant sales	$109,522	$111,059	$305,116	$329,142
Restaurant operating expenses	89,803	92,451	257,082	272,498
Restaurant contribution	$19,719	$18,608	$48,034	$56,644
Restaurant contribution margin	18.0%	16.8%	15.7%	17.2%

A reconciliation of income (loss) from operations to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Income (loss) from operations	$7,700	$(3,450)	$(95,545)	$4,726
Less:
Franchise revenue	(5,169)	(4,490)	(14,080)	(13,193)
Franchise advertising contributions	(4,001)	(3,458)	(9,995)	(10,048)
Franchise sublease income and other	(2,090)	(1,191)	(5,971)	(3,472)
Plus:
General and administrative	10,841	10,421	30,139	31,735
Franchise advertising expenses	4,001	3,458	9,995	10,048
Depreciation and amortization	6,055	5,941	18,477	17,661
Occupancy and other - franchise subleases and other	1,766	1,011	5,088	2,858
Pre-opening costs	63	465	359	720
Impairment of goodwill	—	—	87,277	—
Impairment of trademarks	—	—	11,900	—
Impairment of long-lived assets	—	1,407	8,287	5,101
Restaurant closure charges, net	413	588	1,406	1,718
Loss on disposal of assets and adjustments to assets held for sale, net	140	7,906	697	8,790
Restaurant contribution	$19,719	$18,608	$48,034	$56,644
Company restaurant sales	$109,522	$111,059	$305,116	$329,142
Restaurant contribution margin	18.0%	16.8%	15.7%	17.2%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 8, 2020	September 10, 2019	September 8, 2020	September 10, 2019
Net income (loss)	$5,797	$(7,669)	$(97,247)	$(4,152)
Non-GAAP adjustments:
Provision (benefit) for income taxes	962	2,556	(2,028)	3,910
Interest expense	941	1,663	3,730	5,169
Depreciation and amortization	6,055	5,941	18,477	17,661
EBITDA	13,755	2,491	(77,068)	22,588
Stock-based compensation expense (a)	1,267	1,347	3,905	4,601
Loss on disposal of assets and adjustments to assets held for sale, net (b)	140	7,906	697	8,790
Impairment of goodwill (c)	—	—	87,277	—
Impairment of trademarks (d)	—	—	11,900	—
Impairment of long-lived assets (e)	—	1,407	8,287	5,101
Restaurant closure charges, net (f)	413	588	1,406	1,718
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(70)	(19)	(185)	44
Pre-opening costs (h)	63	465	359	720
Sublease income for closed restaurants (i)	(247)	(173)	(745)	(554)
Executive transition costs (j)	—	438	287	438
Other income (k)	—	—	—	(201)
Adjusted EBITDA	$15,321	$14,450	$36,120	$43,245

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of September 8, 2020, we had outstanding variable rate borrowings of $124.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.2 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020 and will then increase by an additional dollar per hour each calendar year through 2022 when it reaches $15.00 per hour. Based on our current number of restaurants in California, this is expected to impact 327 restaurants in California of which 207 are company-operated and 120 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, increased to $11.00 per hour in 2019 and increased to $12.00 per hour in 2020. The law provides up to five days of paid sick leave per year. The new law impacted 40 franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 13, 2020. There have been no material changes in any of our critical accounting policies during the twelve week period ended September 8, 2020.
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
Changes in Internal Control over Financial Reporting
During the twelve weeks ended September 8, 2020, we have fully implemented the integrated comprehensive cloud-based human resource and payroll system which replaced our previous application but continue to periodically review our controls as part of the transition to ensure we adequately evaluate for any potential impacts of the new system on our financial statements.
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In many areas where we operate our restaurants, individuals are being encouraged to practice social distancing and are restricted from gathering in groups. In response to the COVID-19 pandemic and government restrictions, we have closed all dining rooms system-wide and are continuing operations through limited contact or contactless channels such as drive-thru, takeout and delivery only. The stay-at-home orders and the sudden increase in unemployment caused by the closure of businesses in earlier response to the COVID-19 pandemic have adversely affected and will continue to adversely affect our guest traffic, which adversely impacts our liquidity, financial condition and results of operations. Even after stay-at-home orders were loosened or lifted, some guests were still reluctant to return to restaurants, and the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for some time in the future.
Our restaurant operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19. Restaurant closures or modified hours of operation due to staffing shortages could further materially adversely affect our liquidity, financial position and results of operations. In certain areas, face coverings for all restaurant employees are required, and to support our employees and protect the health and safety of our employees and guests, we have offered enhanced health and welfare benefits, provided bonuses to restaurant employees, and purchased additional sanitation supplies and personal protective materials. These measures have and will continue to increase our operating costs and adversely affect our liquidity.
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
During the twelve weeks ended September 8, 2020, the Company did not repurchase any shares or warrants. As of September 8, 2020, there was approximately $22.3 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. The amount and timing of additional share purchases (if any) will depend upon a number of factors, including the price and availability of our common stock and general market conditions.

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

Date: October 19, 2020

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)