Form 10-K
period 2020-12-29
Del Taco Restaurants, Inc.
filed 2021-03-11
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2020
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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Capital Market as of June 16, 2020, was $199.8 million.
As of March 5, 2021, there were 36,757,296 shares of the registrant’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to the registrant's 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year end of December 29, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Del Taco Restaurants, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K may contain a number of “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, information concerning Del Taco Restaurant, Inc.'s ("Del Taco") possible or assumed future results of operations, business strategies, competitive position, industry environment, potential growth opportunities and the effects of regulation. These statements are based on Del Taco management’s current expectations and beliefs, as well as a number of assumptions concerning future events. When used in this Annual Report, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “target,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance,” “on track” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements. Such forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside Del Taco management’s control that could cause actual results to differ materially from the results discussed in the forward-looking statements. These risks include, without limitation, the impact of the COVID-19 pandemic, consumer demand, our inability to successfully open company-operated or franchise-operated restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, changes in, or the discontinuation of the Company's repurchase program, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors. Additional risks and uncertainties are identified and discussed in Item 1A. Risk Factors in this Annual Report on Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these risk factors. Del Taco undertakes no obligation to update any of its forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
ITEM 1.    Business

Company Overview

Del Taco Restaurants, Inc. ("Del Taco") is a nationwide operator and franchisor of restaurants featuring fresh and fast made-to-order cuisine, including both Mexican inspired and American classic dishes. As of December 29, 2020, there were 596 Del Taco restaurants, a majority of these in the Pacific Southwest. We serve our guests high-quality, freshly prepared food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants ("QSRs"). With attributes of both a fast casual restaurant and a QSR—a combination we call QSR+—we occupy a place in the restaurant market distinct from most competitors. Our food is prepared in working kitchens where our guests see cooks grilling marinated chicken and steak, chopping tomatoes and cilantro for salsa, grating cheddar cheese, slicing avocados and slow cooking whole pinto beans. And we believe that we are poised for growth, operating within a fast growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment.

Our distinctive menu offers a combination of Mexican-inspired food, such as tacos and burritos, and American classics, such as “Double Del” cheeseburgers, crinkle-cut fries and milkshakes. The dual menu offers something for everyone, helping us attract a broader customer base than other Mexican LSRs while eliminating the “veto vote.” Additionally, our menu features both premium items such as our Beyond Tacos, our signature plant-based protein taco, Platos plated meals, Epic Burritos®, Handcrafted Ensaladas and Fresca Bowls, as well as lower priced items on our Del's Dollar Deals menu. While the lower priced items appeal to a value-oriented customer, the Del's Dollar Deals menu is also designed to increase the average check by offering variety for customers wishing to supplement their order with an additional menu item. With our tiered pricing strategy we appeal to customers from a wide variety of socio-economic backgrounds and price sensitivities.

We opened our first restaurant in Yermo, California in 1964. The original restaurant had a simple menu consisting of 19 cent tacos, tostadas and french fries and 24 cent cheeseburgers. Over the last 56 years, located now in 16 states, we have grown to 295 company-operated and 301 franchise-operated restaurants as of December 29, 2020.

Competitive Strengths

We believe the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Meeting Many Needs, our Concept has Broad Appeal. We are able to appeal to a broad group of customers due to our diverse menu featuring both Mexican and American staples, our 24-hour service model in most restaurants, the range of options we offer for any time of day or night, the comfort of our dining room paired with the convenience of our drive-thru, and our carefully considered pricing strategy with items of exceptional quality and value at a variety of price points. Our QSR+ positioning sources traffic from both QSR and fast casual dining segments and we believe our diversified sales mix creates a flexible business model with multiple levers to drive restaurant sales growth. Because we are able to meet the varied needs of a wide range of customers, we have broad appeal in a variety of urban, suburban and other settings and in many different parts of the United States.

Unfreshing Believable® Food. We are committed to delivering made-to-order food, using fresh high quality ingredients in working kitchens. We emphasize both quality and speed and effectively market these strengths to customers both within the restaurants and beyond. The menu offers items that have been enjoyed by customers for decades in combination with newer offerings addressing market trends, such as the launch of Crispy Chicken Tacos with sauce offerings that included ranch, habenero, Cholula and a new honey mango sauce, Beyond Tacos, made with plant-based proteins, Queso Blanco, made with real cheese, real milk, jalapeños and heavy cream, The Del Taco, our bigger, better-tasting crunchy beef taco, and Platos, our premium menu offering of individually-plated meals complete with an entrée, two sides, and chips and salsa. Historically, we also use limited-time specials to drive traffic, such as Tamales, Carnitas, Jumbo Shrimp Tacos and Shredded Beef. With our menu variety including tacos, burritos, quesadillas, bowls and handcrafted ensaladas, as well as burgers and fries, we are able to be highly responsive to customer demands and target underutilized day-parts with new menu innovation. We prepare entrées to order, but are able to deliver the entrée to the customer, on average, in just over 2 minutes across all day-parts and service modes. Even with the addition of new products, the coordinated work of operational and marketing leadership helps ensure that a new item is only launched when operations are ready to deliver on our promises of speed, quality and value. We believe that the way we combine freshly prepared food in working kitchens with our speed of service model and the skill of our trained and certified team members provides a layer of competitive insulation.

Inviting Atmosphere. In order to enhance our competitive positioning, we recently debuted our new Fresh Flex prototype for our restaurants. In the design, restaurant exteriors offer an attractive curb appeal with a signature Del Taco logo, an open, well-

illuminated building structure, back-lit towers and a vibrant color palette that reinforces the brand identity. Restaurant interiors feature open kitchens and visual freshness cues, such as built-in freshness coolers, to highlight our commitment to high-quality ingredients and freshly prepared food. Freshness coolers are located near the point-of-order and showcase our fresh produce, 40 pound blocks of cheddar cheese and handmade pico de gallo. In addition to being used for new restaurants, the new design will also be used in the remodeling of existing restaurants.

Promising Industry Segment. According to the NPD Group Inc., a market research firm servicing the food service industry, 2019 consumer spending increased 4.0% to $280.2 billion for Quick Service Restaurants (“QSRs”)1. With our QSR+ model, we believe that we offer QSR convenience and value with high quality fresh food associated with fast casual dining.  We believe that our differentiated menu, enhanced restaurant design, aligned service model and convenient locations with drive-thrus position us to compete successfully against other QSR concepts, providing us with a large addressable market.

Positive Demographic Trends. We believe we are well positioned to benefit from a number of culinary and demographic trends in the United States. We expect that over time an improving macroeconomic environment will raise consumer demand for restaurant services, increasing sales. Furthermore, we expect to benefit from increased acceptance of and preference for Mexican food in the United States. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to 60.1 million people in 2019, and is projected to reach 74.8 million in 2030.

Data Driven Operations Culture. To deliver on our brand promise and ensure that “every guest leaves happy,” we utilize a balanced measurement system for all our restaurants. Elements included are customer surveys, internal audits, staffing metrics, speed of service metrics, sales metrics, and key controllable costs. This provides corporate and field management, as well as restaurant-level operators, insight into how they are performing both from the customer’s perspective but also through the lens of our internal standards, enabling operational initiatives to be tied to the needs of the customer. We take a disciplined approach to developing operational improvement initiatives. We evaluate results-driven behaviors in top performing restaurants using restaurant questing studies, general manager roundtables, and a formal Operations Advisory Committee comprised of both company and franchise operators. We believe our deep attention to research and customer feedback gives us a competitive advantage over restaurants less committed to understanding their customers and allows us to be proactive in our initiatives instead of merely responding to the competition.

Experienced Leadership. Our senior management team has extensive operating experience, with an average of over 15 years of experience each in the restaurant industry. We are led by President and Chief Executive Officer, John Cappasola, who joined Del Taco in 2008, as a Vice President in Marketing through 2011 when he became our Chief Brand Officer until he became President in January 2017 and Chief Executive Officer in July 2017. Other key members of our senior leadership team include Steven Brake, Chief Financial Officer, and Chad Gretzema, Chief Operating Officer. We believe the proven ability of the senior officers to work as a team will play a critical role in our ability to continue to achieve success in the future. We believe the senior management team is a key driver of Del Taco’s success and has positioned it well for long-term growth.

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

Growing the Restaurant Base. We believe we are in the early stages of our growth story with 596 locations in 16 states (including one franchise-operated restaurant in Guam) as of December 29, 2020. We estimate, based on internal analysis and a study prepared by a leading national consulting firm, a long-term total restaurant potential in the United States of 2,000 locations. For the year ended December 29, 2020, we opened three new company-operated and seven new franchise-operated restaurants. The majority of our future restaurant openings and growth of the brand will come primarily from the development of franchise restaurants. We believe that our development will have a continued focus on new restaurants in markets where the brand is well established as well as certain new or emerging markets.

•Within in-fill markets, which we define as the Western one-third of the United States, where there is strong brand awareness and a loyal following, we have identified an in-fill opportunity of an additional 300+ potential new trade
1 Source: The NPD Group/CREST®, year ending December 2019

areas for restaurant development. We believe this presents a lower risk expansion strategy leveraging brand awareness, infrastructure and efficiencies of scale. We are currently in the process of accelerating our pipeline of in-fill locations, particularly in the Western United States.
•As we continue to increase and strengthen our position in in-fill markets, we also intend to continue to expand our presence in key emerging markets such as Ohio, Michigan, Oklahoma, Georgia and Florida.
•We view our franchise program as an important resource for expanding the brand. In many new markets, the knowledge of a strategically selected franchisee as to local real estate, customers, employees, and marketing may enhance each restaurant’s prospects for greater success more quickly. Where appropriate, we may consider opportunities to seed new territories with company-operated restaurants, but ultimately expect to have the majority of emerging market growth occur through franchisees. In both in-fill and emerging markets, we expect we will continue to strategically develop franchise relationships and grow our franchise restaurant base. We believe we are well positioned for growth in comparison to other national QSR concepts, many of which are heavily saturated in the United States and/or are highly limited by existing franchise commitments.

Growing Same Store Sales. We have developed an integrated strategic approach that aligns restaurant operations initiatives with marketing, menu innovation and digital strategies. This is the foundation for our sales growth within our existing restaurants. We plan to drive continued same store sales growth by improving customer frequency, attracting new customers and improving per transaction spend. To accomplish this, we aim to enhance our QSR+ positioning and customer perceptions with targeted capital investment in technology and the restaurant experience, optimized marketing spend across traditional and non-traditional channels, and continued introduction of new products driven by customer demand, industry trends, and a focus on day-part opportunities. We also believe we are well positioned in the Mexican LSR segment to benefit from shifting culinary and demographic trends in the United States.

Menu Strategy and Innovation. We intend to continue to evolve our menu to create platforms that convey the differentiated QSR+ positioning and reinforce our “We Start with Fresh and Serve with Value” brand position. We believe we have opportunities for menu innovation as we look to provide customers more choices through quality/value platforms such as The Del Taco, Beyond Tacos, Platos, Epic Burritos®, Handcrafted Ensaladas, Fresca Bowls and Queso Blanco. In addition, we expect to continue to tap in to the need for price/value offerings by building on our value/variety Del's Dollar Deals menu and mid-tier products. Our marketing and operations teams have demonstrated an ability to collaborate to ensure that the items developed in our test kitchen can be executed to high standards in the restaurants with the speed, value and quality that our customers expect.

Driving Brand Awareness and Consumer Engagement. We engage consumers through 9 to 11 annual promotional windows which feature seasonal favorites such as Tamales or Jumbo Shrimp Tacos, quality enhancing platforms such as Carnitas, Platos, Fresca Bowls and Handcrafted Salads, and strong value propositions showcased by the Del's Dollar Deals menu. The key points of differentiation are communicated through our advertising and merchandising.

Launching Mobile and Digital Initiatives. We are positioning the brand to grow sales by expanding points of access through digital initiatives. In 2018, we launched the Del Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency. In 2019, we launched third party delivery through Grubhub, Postmates and DoorDash at substantially all company-operated restaurants. In 2020, we added third party delivery through UberEats and expanded third party delivery across substantially all franchise-operated restaurants. We believe a multiple delivery service provider approach will position us to optimize driver coverage and maximize consumer demand across trade areas. In 2021, we expect to re-launch the Del Taco Mobile App, including a loyalty program, built on a holistic customer relationship management platform to drive personalized and valued experiences for our guests.

Restaurant Portfolio Optimization. We plan to continue to optimize our restaurant portfolio to help stimulate growth in new restaurants and existing restaurant average unit volumes ("AUVs").  This effort included refranchising five company-operated restaurants in the Yuma, Arizona and El Centro, California markets in the first quarter of fiscal 2020 and one company-operated restaurant in an emerging market in the second quarter of fiscal 2020 to existing franchisees with proven operational and development capabilities who commit to additional development in the same or other markets. Our restaurant portfolio optimization strategy positions the brand for accelerated franchise growth and focuses company operations on our core Western markets and strategic seed markets to support emerging market growth. The optimization actions completed in 2019 and 2020 helped shift our company ownership from approximately 55% in 2018 to 50% in 2019 and to 49% in 2020.
Leverage Our Infrastructure. Over time we believe we can continue to optimize our margins with effective menu pricing, by maintaining fiscal discipline, increasing fixed-cost leverage and enhancing our supply chain efforts. We currently have an infrastructure that allows us and our franchisees to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe over time, as our restaurant base matures and AUVs increase, we will be able to leverage corporate costs as over time general and administrative expenses are expected to grow at a slower rate than revenue. As the restaurant base and restaurant sales expand, we will potentially have larger media budgets, allowing us to target specific opportunistic areas with incremental marketing campaigns.

Site Selection and Expansion

New Restaurant Development
We believe we are positioned for growth with unit economics that enable desirable returns on invested capital and have cash flow available for investment. For the year ended December 29, 2020, we opened three new company-operated restaurants and our franchisees opened seven new restaurants despite the COVID-19 pandemic during 2020. We will continue to focus on restaurants in in-fill markets where the brand is well established, as well as certain new or emerging markets.

The strategy for restaurant development is three fold. First, in the near term, with an identified in-fill opportunity of an additional 300+ potential new trade areas for restaurant development (company-operated and franchise-operated), we are accelerating our pipeline of in-fill locations to leverage the brand awareness, infrastructure and efficiencies of scale through what we believe is a lower risk, higher return expansion opportunity. Second, we will continue to develop company-operated restaurants in emerging markets such as Oklahoma City and Orlando, establishing operational expertise, while recruiting additional franchisees to enable us to embed and scale our brand more rapidly. In some markets, we may employ a re-franchising strategy to help stimulate new restaurant growth if we believe it will enhance growth opportunities and longer term earnings per share. Finally, over time we will be entering emerging new markets, primarily with new franchise partners and, where appropriate, with company-operated restaurants. With substantial growth opportunities in established and emerging markets, efforts to expand into new markets will be carefully vetted and researched before they are undertaken.

Site Selection Process
We consider the location of a restaurant to be a critical variable in our long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations, utilizing quantitative and qualitative modeling. Our in-house development team has significant prior experience working at other limited and full service brands. For company-operated restaurants, we use a combination of our in-house development team and outside real estate brokers to locate, evaluate and negotiate leases for new sites, taking into account demographic characteristics, residential and daytime population thresholds, retail presence, traffic counts and traffic patterns, along with the potential visibility and accessibility of the restaurant. The process for selecting locations applies management’s experience and expertise to an extensive set of objective third party data to support the site selection process. Because our restaurants typically perform well across a variety of neighborhoods and demographics, we have flexibility in selecting new restaurant locations without taking on excessive operating risk.

We have primarily focused on developing freestanding or end-cap sites with drive-thrus. With the recent debut of our new Fresh Flex prototype, our new store design offers multiple buildout options, including small footprint drive-thru only sites in addition to freestanding or end-cap sites with drive-thrus, allowing more flexibility in the site selection process and potentially broader access to real estate opportunities.

New company-operated and franchise-operated restaurants are reviewed by our real estate committee, which includes senior management. The committee monitors ongoing performance to inform future site selection decisions.

Restaurant Design
A typical Del Taco restaurant is a free-standing building with drive-thru service that ranges in size from 2,000 to 2,600 square feet. The new Fresh Flex design offers multiple buildout options, including small footprint drive-thru only sites with no dining rooms, that range in size from 1,200 to 2,400 square feet. In the design, restaurant exteriors offer an attractive curb appeal with a signature Del Taco logo, an open, well-illuminated building structure, back-lit towers and a vibrant color palette that reinforces the brand identity. Restaurant interiors feature open kitchens and visual cues, such as built-in freshness coolers, to highlight our commitment to high-quality ingredients and freshly prepared food. Colorful and contemporary dining rooms, typically with seating for up to approximately 60 people, include a variety of comfortable booths and seating arrangements with contemporary surfaces.

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

Restaurant Management and Operations

COVID-19 Response
In response to the COVID-19 pandemic, we have instituted strict protocols to ensure the safety of our employees and guests, including:

•Increasing the frequency of disinfecting and cleaning procedures
•Extending the use of disposable gloves to cashiers and other employees
•Following a strict employee sick policy ensuring employees who are ill stay home until completely healthy
•Establishing policies and procedures to accommodate any employee impacted by COVID-19
•Performing employee health and temperature checks before each shift

Additionally, we have provided options for limited contact ordering through the Del Taco mobile app, delivery service providers and drive-thru. We have also provided options for limited contact payment through the Del Taco mobile app and delivery service providers.

We continue to closely monitor and consult with local health authorities and follow the guidance of the Centers for Disease Control and Prevention along with the World Health Organization.

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

Managers and Team Members
Each Del Taco restaurant typically has a general manager, four to six shift leaders, and two or three team leaders. There are also typically between 15 and 20 team members who prepare food and serve customers. Area Directors lead company-operated restaurants, with each typically responsible for approximately 5 to 12 restaurants. Overseeing the Area Directors are five Regional Directors, each responsible for approximately 14 to 80 restaurants, and they report up to the Vice President of Company Operations. The franchise operations team utilizes six Franchise Business Consultants who each coach and oversee up to 73 franchise-operated restaurants. The Franchise Business Consultants report to the Vice President of Franchise Operations. The Chief Operating Officer has full accountability for both company-operated and franchise-operated restaurants, managing both sales and profitability targets and customer experience metrics.

Our hiring process is focused on identifying team members that are genuinely friendly, committed to preparing fresh food, and willing to ensure “every guest leaves happy.” We frequently cross-train our team members so they can fill any one of several positions to maximize labor efficiency. The investment in helping team members learn multiple skills and our internal promotion path has helped us build loyal teams that care about the success of their restaurant. Many team members and managers have been employed by us for longer than five years, and it is not uncommon to have team members with more than ten years of seniority.

Training
Our senior management team fosters a culture of continuous learning and career growth at Del Taco. On the first day of employment, every team member receives the first of three training modules focused on helping the team member clearly understand the brand and their role. Subsequent modules focus on the specifics of how to provide a consistent customer experience. The current training program is a blended learning approach including self-paced reading, hands-on exercises and written knowledge validation tests. In 2015, we added tablet-based bilingual e-learning which includes interactive exercises, video tutorials and online testing.

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

Franchise Program

Overview
We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of December 29, 2020, there were a total of 301 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 55 locations. As of December 29, 2020 and December 31, 2019, our top 12 franchisees operated 61% and 64% of our franchise-operated restaurants, respectively. As of December 29, 2020 and December 31, 2019, our top 20 franchisees operated approximately 73% and 75%, respectively, of our franchise-operated restaurants. The existing franchise base consists of numerous successful, longstanding restaurant operators.

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

We have two groups to enhance participation and engagement with the franchise community. The Franchise Marketing Advisory Team provides input and feedback on marketing strategy and initiatives. Our Operations Advisory Committee (“OAC”), comprised of experienced franchise and company operators, proposes and analyzes new equipment, training and procedures.

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

For the first two restaurant openings in a market, we typically provide significant on-site support, with more modest support for subsequent locations. On an ongoing basis, we collect and disseminate customer experience feedback on a real time basis through a third party vendor. We also conduct regular on-site audits at each franchise location. Our Franchise Business Consultants are dedicated to ongoing franchise support and oversight, regularly visiting each franchise territory. We also employ dedicated Franchise Field Marketing Managers to assist franchisees with local marketing programs. We typically communicate with franchisees through an operations newsletter and hold regular regional and system-wide workshops to update franchise teams and conduct training. We also hold an annual conference for franchisees, vendors and company operations leaders to review overall performance, celebrate shared success, communicate best practices, and plan for the year ahead.

Marketing and Advertising

We run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. We complement this with email marketing to our Raving Fan E-Club, which allows us to reach approximately 2,200,000 members, and via social media through Facebook, Instagram, Twitter and YouTube, which allows us to reach over 700,000 followers. We use our Raving Fan e-Club database to invite sub-sets of members to the taste panel facility, located at our corporate office. In November 2018, we launched the Del

Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency and currently allows us to engage with approximately 1,350,000 registered users.

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

We contract with a single primary foodservice distributor for substantially all of our food and supplies. Our relationship with our primary distributor has been in place since 1990, and we believe the long-term relationship yields benefits to us and our franchisees in terms of reliability and pricing. Franchisees are required to use the primary distributor and must purchase all food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Ground beef is the largest product cost item and represented approximately 10% of the total cost for food and paper for 2020. Fluctuations in supply and prices can significantly impact our restaurant profit performance. We actively manage cost volatility for our significant food and paper items by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions.

Intellectual Property

We have registered Del Taco®, Un freshing Believable®, Epic Burritos®, Beyond TacoTM and certain other names used by our restaurants as trademarks or service marks with the United States Patent and Trademark Office and in approximately nine foreign countries. In addition, the Del Taco logo, website name and domain name and the content on its Facebook, Twitter and Instagram accounts are our intellectual property. We maintain the recipes for our taco meat, marinated grilled chicken and signature salsas, as well as certain proprietary standards, specifications and operating procedures, as trade secrets or confidential proprietary information.

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

Certain of our properties may be located on sites that have been used by prior owners or operators as retail gas stations or other historical uses with the potential for environmental impacts. It is possible that properties on which our restaurants are located or which we owned in the past may contain forms of environmentally hazardous materials. We are aware of contamination from a release of hazardous materials by a previous owner, operator or adjacent business at four of our leased properties. We do not believe that we contributed to the contamination at these properties. The appropriate state agencies have been notified and these issues are being handled without disruption to our business. Under applicable federal and state environmental laws, the current owner or operator of these sites may be jointly and severally liable for the costs of investigation and remediation of any contamination. Although we lease almost all of our properties, when we own the property, we seek to obtain certain assurances from the prior owner or seek to obtain indemnity agreements from third parties. However, we cannot assure that we will not be liable for environmental conditions relating to prior, existing or future restaurants or restaurant sites. If we are found liable for the costs of remediation of contamination at or emanating from any of our properties, operating expenses would likely increase and operating results could be materially adversely affected.

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

Human Capital

As of December 29, 2020, we had 7,892 employees, which includes 308 salaried general managers and 7,378 hourly restaurant employees comprised of 5,756 crewmembers, 1,489 shift leaders and 133 assistant managers. The remaining 206 employees were corporate office personnel or above restaurant level management. We do not have any employees represented by unions. While we partner with all our franchise business owners to foster a strong workforce culture, they are independent businesses with their own employees and are not included in this information.

Across the enterprise, our decision making is guided by our company values. These values were developed through a series of restaurant and support center employee roundtables ensuring that our employees have a strong voice on “how” we do business. We believe that these values, and the culture that arises from them, allows us to attract and retain top talent enabling the brand to grow.

Culture
Fostering a people-first culture is a strategic priority for Del Taco. These efforts are guided through our PRIDE core values:

People Driven
Results Focused
Innovative Thinkers
Delighting our Guests
Elevating Others

These core values are instilled as part of our training for all new employees and are used as barometers when making key decisions for the brand. PRIDE is not just an acronym; our aim is for our employees to be proud of what they do every day as essential workers providing fresh food at a very affordable price to our guests.

Diversity, Equity & Inclusion
We believe that the diversity we have sought and fostered in our workforce has played an integral role in our success. The atmosphere of inclusion and the feeling of being part of something bigger than ourselves is something we celebrate within our company. We view our responsibility to create an inclusive, equitable, safe and respectful workplace as one of our most critical objectives. To that end, our Operations leadership is regularly engaged with our Human Resource and our Risk Management teams to monitor for any potential workplace opportunities and works to continually enhance our approach on recruiting, training, communication and coaching to ensure we are living up to our values.

Based on the Q4 2020 Black Box Workforce Intelligence Executive Scorecard for Del Taco, we were in the top 25th percentile in our industry segment for composite diversity of hourly employees and management. Based on that same Black Box report, we rank above average in the industry with women representing the majority of our General Manager leaders at the restaurants. We are committed to providing equitable opportunities for everyone to grow their career at Del Taco.

Oversight and Management
To ensure a positive workplace culture that lives up to our commitment on diversity, equality and employee safety, our Human Resources team provides oversight managing any employee-related issues. To clearly communicate our expectations and requirements related to our people, we have a written company Code of Conduct that is reviewed and acknowledged by all employees during onboarding. We also administer an Ethics Hotline where our employees can ask questions or raise concerns anonymously if they so choose. The hotline is available to all employees 24 hours a day. We established an Employee Relations Task force that is headed by select members of our senior leadership team. This group meets regularly to discuss employee-related challenges - with a recent focus on the impact of the COVID pandemic. Our Board of Directors also provides oversight on elements of our Human Capital strategy through governance vehicles like our Compensation Committee. The Compensation Committee reviews and approves the annual compensation plan and audits the attainment of goals tied to annual incentive compensation.

Development, Training & Engagement
We believe that time spent at Del Taco should be time well spent. Whether an employee is working a summer job or looking to build a career, we aim to provide the opportunity to learn and grow. This commitment shines through in our people development program that results in most of our operations management and operations support positions being filled through internal promotions. We conduct an annual employee survey to measure employee engagement and leverage the feedback to make improvements in the employee experience. Investing in the development of people and actively listening to our teams have been two of the essential building blocks of our commitment to people.

Benefits & Total Rewards
We offer competitive compensation to our hourly employees and provide additional benefits outside of their pay including free employee meals, discounted meals for family members, on-demand pay, a 401(k) plan and paid time-off. Healthcare is available to all our restaurant hourly employees who work a minimum of 30+ hours per week on average. For salaried employees, we offer competitive base compensation which is augmented by a 401(k) plan, core benefit programs supplemented with a variety of voluntary benefits, and a robust performance-based bonus program that has historically been paid to a high percentage of our salaried employees annually.

COVID-19
At the outset of the COVID-19 pandemic, we set a demonstrative requirement to be a “Trusted & Safe” restaurant for both our teams and our guests. We have made several dozen changes to our operating systems to deliver on this requirement including providing personal protective equipment to employees, enhancing sanitation practices, administering employee wellness and temperature checks, providing gloves for all positions in the restaurant and installing counter/drive thru window shields. For our support center staff, we implemented our “Virtual Support Center” protocol enabling all employees to work from home. We also created a COVID Hotline to allow employees to reach out with any COVID-related concerns or questions.

Additionally, we have gone above and beyond the government required paid time off laws and provided pay to workers who were impacted by COVID either personally or due to close contact. For our restaurant managers and our above store management, we guaranteed minimum quarterly bonuses during the second and third fiscal quarters of 2020. Lastly, despite the closure of the majority of our dining rooms, we did not have any furloughs or layoffs in our restaurants. We remain highly committed to our “Trusted & Safe” approach and evaluate where we can improve via employee feedback and our guest experience measurement program.

Available Information

We maintain a website at www.deltaco.com, including an investor relations section at http://investor.deltaco.com in which we routinely post important information, such as webcasts of quarterly earnings calls and other investor events in which we participate or host, and any related materials. Our Code of Ethics is also available in this section of our website. You may access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as well as other reports relating to us that are filed with or furnished to the SEC, free of charge in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The public may also read and copy materials we file with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites mentioned above are not incorporated into and should not be considered a part of this report. The references to the URLs for these websites are intended to be inactive textual references only.

Information about our Executive Officers

The following table sets forth our current executive officers:

Name	Age	Position
John D. Cappasola, Jr.	47	President and Chief Executive Officer
Steven L. Brake	48	Executive Vice President and Chief Financial Officer
Chad Gretzema	49	Chief Operating Officer

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

Overview

•The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time, including the potential for litigation risk related to COVID-19.
•Our long-term success depends in part on opening new restaurants in existing and new markets and expanding our franchise system.
•Our ability to effectively identify and secure appropriate sites for new restaurants is critical to our success but also subjects us to the risks associated with leasing space subject to long-term non-cancelable leases.
•Opening new restaurants in existing markets may negatively impact sales at our existing restaurants.
•Average restaurant revenue and same store sales that we have experienced in the past may not be indicative of future results and could be less than we expect.
•Intense competition in the restaurant industry could make it more difficult to grow our business or otherwise have a negative impact on our operating results.
•We have limited control with respect to the operations of our franchisees, which could negatively impact our business.
•If we or our franchisees face labor shortages, unionization activities or labor disputes, it could negatively impact our growth and have an adverse impact on our business.
•The minimum wage, particularly in California, continues to increase and is subject to factors outside our control.
•Restaurant companies have also been the target of class action lawsuits and other legal proceedings alleging, among other things, violations of federal and state workplace and employment laws.
•Changes in food and supply costs, including the impact of tariffs, could have an adverse effect on our business.
•We rely on only one company to distribute substantially all of our products to company-operated and franchise-operated restaurants. Failure to receive timely deliveries of food or other supplies could result in significant interruptions to our business.
•Food safety and foodborne illness concerns, as well as failure to obtain and maintain required licenses and permits or to comply with food control regulations, could impede our restaurant operations.
•Our business is geographically concentrated in Southern California, and we could be negatively affected by conditions specific to that region, such as natural disasters or local regulations and guidelines.

Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, operations and outlook for an extended period of time.

The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and will continue to disrupt our business. In many areas where we operate our restaurants, individuals are being encouraged to practice social distancing and are restricted from gathering in groups. In response to the COVID-19 pandemic and government restrictions, we have closed substantially all dining rooms system-wide and are continuing operations through limited contact or contactless channels such as drive-thru, takeout and delivery only. The stay-at-home orders and the sudden increase in unemployment caused by the closure of businesses in response to the COVID-19 pandemic have adversely affected and will continue to adversely affect our guest traffic, which adversely impacts our liquidity, financial condition and results of operations. Even after certain stay-at-home orders were loosened or lifted, some guests were still reluctant to return to restaurants, and the impact of lost wages due to COVID-19 related unemployment may dampen consumer spending for an extended time into the future.

Our restaurant operations could be further disrupted if a significant number of our employees are unable or unwilling to work, whether because of illness, quarantine, restrictions on travel or fear of contracting COVID-19. Restaurant closures or modified hours of operation due to staffing shortages have adversely impacted and could further materially adversely affect our liquidity, financial position and results of operations. Face coverings for all restaurant employees are required, and to support our employees and protect the health and safety of our employees and guests, we have offered enhanced health and welfare benefits, provided bonuses to restaurant employees, and purchased additional sanitation supplies and personal protective materials. These measures have and will continue to increase our operating costs and adversely affect our liquidity, financial position and results of operations.

The COVID-19 pandemic may also adversely affect the ability of our suppliers to fulfill their obligations to us, which may negatively affect our restaurant operations. These suppliers include third parties that supply our ingredients, packaging and other necessary operating materials, distribution centers, and other logistics providers. If our suppliers are unable to fulfill their obligation to us, we could face shortages of food items or other supplies at our restaurants, and our operations and sales could be adversely impacted.

We and our franchisees have also modified our plans for opening new restaurants and remodeling existing restaurants due to the COVID-19 pandemic. To preserve our liquidity, we initially delayed certain planned capital expenditures. These changes may adversely affect our ability to grow our business, particularly if these or other projects are delayed for a significant amount of time.

As more business and activities have shifted online due to restrictions on congregating and physical movements, we have seen an increase in cyber security threats and attempts to breach our security networks.

We cannot predict how long the COVID-19 pandemic will last or if it will recur, if new government restrictions and mandates will be imposed or how long they will be effective, or how quickly, if at all, guests will return to their pre-COVID-19 purchasing behaviors, so we cannot predict how long our results of operations and financial performance will be adversely impacted, including the potential for litigation risk related to COVID-19.

Risks Related to Our Growth and Business Strategy
Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchise-operated restaurants or establishing new markets, which could materially adversely affect our growth.
One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened three new company-operated restaurants and seven new franchise restaurants in 2020. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:
•identify available and suitable restaurant sites;
•compete for restaurant sites;
•identify, hire and train employees;
•reach acceptable agreements regarding the lease or purchase of locations;
•obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs, and managing such costs;
•respond to unforeseen engineering or environmental problems with leased or purchased premises;
•avoid the impact of inclement weather, natural disasters and other calamities;
•hire, train and retain the skilled management and other employees necessary to meet staffing needs;
•obtain, in a timely manner and for an acceptable cost, required licenses, permits and regulatory approvals and respond effectively to any changes in local, state or federal law and regulations that adversely affect our and franchisees’ costs or ability to open new restaurants; and
•control construction and equipment cost increases for new restaurants.
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
We may not realize the anticipated benefits from opening new restaurants in existing and new markets or from expanding our franchise system. For example, in Fiscal 2020, we recorded an impairment of long-lived assets charge of $8.3 million related to eight underperforming restaurants that generated atypically low sales volumes and negative restaurant contribution. If opening new restaurants in existing and new markets or the expansion of our franchise system is not successful, our operating results could be materially adversely affected.
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
Some of our restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, our new restaurants have stabilized sales after approximately 26 to 52 weeks of operation, at which time the restaurant’s sales typically begin to grow on a consistent basis. However, we cannot assure you that this will occur for future restaurant openings. In new markets, the length of time before average sales for new restaurants stabilize is less predictable and can be longer as a result of our limited knowledge of these markets and consumers’ limited awareness of our brand. In addition, our average restaurant revenue and same store sales may not increase at the rates achieved over the past several years, if at all. Our ability to operate new restaurants profitably and increase average restaurant revenue and same store sales will depend on many factors, some of which are beyond our control, including:
•consumer awareness and understanding of our brand;
•general economic conditions, which can affect restaurant traffic, local labor costs and prices we pay for the food products and other supplies we use;
•changes in consumer preferences and discretionary spending;

•difficulties obtaining or maintaining adequate relationships with distributors or suppliers in new markets;
•increases in prices for commodities, including beef and other proteins;
•inefficiency in our labor costs as our staff gains experience;
•competition, either from our competitors in the restaurant industry or our own restaurants;
•temporary and permanent site characteristics of new restaurants;
•changes in government regulation; and
•other unanticipated increases in costs, any of which could give rise to delays or cost overruns.

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
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics, cost of construction and real estate and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:
•evaluating size of the site, traffic patterns, local retail, residential and business attractions and infrastructure that will drive high levels of customer traffic and sales;
•competition in new markets, including competition for restaurant sites;
•financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market (including the potential for rising interest rates), which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;
•developers and potential landlords obtaining licenses or permits for development projects on a timely basis;
•proximity of potential restaurant sites to existing restaurants;
•anticipated commercial, residential and infrastructure development near the potential restaurant site; and
•availability of acceptable lease terms and arrangements, including construction costs.
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
As of December 29, 2020, we only own land related to one surplus property. Payments under our operating leases account for a significant portion of our operating expenses and we expect that substantially all of the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have an initial term of 15 to 20 years with two or four renewal options of five years each. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.
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
Our company-operated and franchise-operated restaurants in Southern California generated, in the aggregate, approximately 74% of our revenue for both the years ended December 29, 2020 and December 31, 2019. During the prior economic crisis and recession, our business was materially adversely affected by a decrease in revenues from these restaurants due to adverse economic conditions in Southern California, including increased unemployment, declining home prices and increased foreclosures. In addition, there is the potential for catastrophic events such as local strikes, increases in energy prices, fires, earthquakes, explosions or other natural or man-made disasters which could materially adversely affect our business. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California as a whole, including but not limited to enforcement policies for and changes in immigration law and COVID-19 regulations, have had and may continue to have material adverse effects on our business. As of December 2020, unemployment in California was 8.8% compared to the U.S. unemployment rate of 6.7%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in this market, we will be disproportionately affected by any adverse economic conditions in this market compared to other national chain restaurants.

Risks Related to Our Restaurant Business and the Restaurant Industry
We may not be able to compete successfully with other quick service and fast casual restaurants. Intense competition in the restaurant industry could make it more difficult to expand our business and could also have a negative impact on our operating results if customers favor our competitors or we are forced to change our pricing and other marketing strategies.
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
We have a vigorous food safety program in our restaurants designed to meet local and state regulations that we continue to update, optimize and strengthen. We have established in our 56-year history, systems and standards with our suppliers and in our restaurants to ensure the safety of our food for our guests.
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
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging restaurant environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a material adverse effect on our business due to loss or delay in payments of royalties, information technology (“IT”) support service fees, contributions to our advertising funds, and other fees. Our top 12 franchisees accounted for approximately 65% and 61% of total franchise revenue for the years ended December 29, 2020 and December 31, 2019, respectively, and the top 20 franchisees accounted for approximately 76% and 72% of total franchise revenue for the years ended December 29, 2020 and December 31, 2019, respectively. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, thereby negatively impacting our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.
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
The restaurant industry depends on consumer discretionary spending. The United States in general or the specific markets in which we operate may suffer from depressed economic activity, recessionary economic cycles, higher fuel or energy costs, low consumer confidence, high levels of unemployment, reduced home values, increases in home foreclosures, investment losses, personal bankruptcies, reduced access to credit, increased interest rates, or other economic factors that may affect consumer discretionary spending, including impacts related to COVID-19. Average restaurant revenue could decline if consumers choose to dine out less frequently or reduce the amount they spend on meals while dining out. Negative economic conditions might cause consumers to make long-term changes to their discretionary spending behavior, including dining out less frequently on a permanent basis, which could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Related to Labor and Supply Chain
The minimum wage, particularly in California, continues to increase and is subject to factors outside of our control.
We have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage, and increases in the minimum wage will increase our labor costs.
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020, increased to $14.00 per hour on January 1, 2021 and will then increase to $15.00 per hour on January 1, 2022. Based on our current number of restaurants in California, this is expected to impact 328 restaurants in California, of which 207 are company-operated and 121 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
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

On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, $11.00 per hour in 2019, $12.00 per hour in 2020, and $12.15 per hour on January 1, 2021. The law provides up to five days of paid sick leave per year. The law impacted 39 franchise-operated restaurants, excluding certain Arizona restaurants with local minimum wage requirements that are higher than the Arizona state requirements.
On January 1, 2021, the minimum wage in Flagstaff, Arizona increased to $15.00 per hour. It will then increase to $15.50 per hour or $2.00 per hour higher than the Arizona state minimum wage, whichever is higher, on January 1, 2022. Starting January 1, 2023, the minimum wage will increase based on the Consumer Price Index or will increase to $2.00 per hour higher than the Arizona state minimum wage, whichever is higher. This local ordinance in Flagstaff impacted two franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law impacted 39 company-operated restaurants and nine franchise-operated restaurants.
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
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, a health epidemic or pandemic, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Any increase in the prices of the food products most critical to our menu, such as beef, beverage syrup, chicken, cheese, french fries, tortillas, taco shells, fresh produce, soybean oil and other proteins, could have a material adverse effect on our business, financial condition and results of operations. Particularly, the cost of ground beef, our largest commodity expenditure that accounts for approximately 10% of our total food and paper costs, increased significantly several years ago as a result of a reduction in the U.S. cattle supply, coupled with an increase in world demand for beef. The market for beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand, relative strength of the U.S. dollar and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, potential cross-border taxes or tariffs, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For instance, several years ago our cost of eggs increased materially due to the impact of the avian flu which infected much of the domestic egg laying flock and created a temporary but significant reduction in supply. Additionally, a substantial volume of produce and other items are procured from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
We have contracts with a limited number of suppliers for the food and supplies of our restaurants. If any of our suppliers perform inadequately, or our supply relationships are disrupted for any reason, including impacts from COVID-19, there could be a material adverse effect on our business, financial condition, results of operations or cash flows. Although we often enter into contracts for the purchase of food products and supplies, we do not have long-term contracts for the purchase of all such food products and supplies. As a result, we may not be able to anticipate or react to changing food costs by adjusting our purchasing practices or menu prices, which could cause our operating results to deteriorate. If we cannot replace or engage suppliers who meet our specifications in a short period of time, that could increase our expenses and cause shortages of food and other items at our restaurants, which could cause a restaurant to remove items from our menu. If that were to happen, affected restaurants could experience significant reductions in sales during the shortage or thereafter, if customers change their dining habits as a result. In addition, although we provide modestly priced food, we may choose not to, or may be unable to, pass along commodity price increases to consumers. These potential changes in food and supply costs could have a material adverse effect on our business, financial condition and results of operations.
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
Various federal, state and local labor laws govern the relationship with our employees and impact operating costs. These laws include employee classification as exempt or non-exempt for overtime and other purposes, minimum wage requirements, paid sick leave requirements, unemployment tax rates, workers’ compensation rates, immigration status and other wage and benefit requirements. Significant additional federal, state or local government-imposed increases in the following areas could have a material adverse effect on our business, financial condition and results of operations:
•minimum wages;
•mandatory health benefits;
•vacation accruals;
•paid leaves of absence, including paid sick leave; and
•tax reporting.
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

Risks Related to Legal, Regulatory and Compliance
Governmental regulation may adversely affect our ability to open new restaurants or otherwise adversely affect our business, financial condition and results of operations.
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
Additionally, we are a party to one unlawful employment practice class action lawsuit with the Equal Employment Opportunity Commission ("EEOC"). The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million in Fiscal 2019. In Fiscal 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the first quarter of 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff in the first quarter of 2021 with the remainder to be paid at a later date. In consideration of the Company's insurance coverage, the ultimate liability with respect to this action did not have a material effect on the operating results, cash flows or financial position of the Company during Fiscal 2020.
In addition, from time to time, our customers file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from alleged food-borne illness or accidents in our restaurants. We also have been subject to claims from a former franchisee. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission or others alleging violations of federal and state laws regarding workplace and employment conditions, discrimination and similar matters. We have also been subject to claims alleging our restaurants do not comply with the Americans for Disabilities Act of 1990.
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

It is possible that legislation will be passed by the U.S. Congress and signed into law that revises the PPACA, in whole or in part, and/or introduces a new form of health care reform. It is unclear at this point what the scope of such legislation would be and when it would become effective. Because of the uncertainty surrounding possible replacement health care reform legislation, we cannot predict with any certainty the likely impact of the PPACA's potential revision or the adoption of any other health care reform legislation on our business, financial condition or results of operations. Whether or not there is alternative health care legislation enacted in the United States, there is likely to be significant disruption to the health care market in the coming months and years, including impact from COVID-19, and the costs of our health care expenditures may increase.

Risks Related to IT Systems and Cybersecurity
We may incur costs resulting from breaches of security of confidential consumer information related to our electronic processing of credit and debit card transactions.
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

General Risk Factors
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
At December 29, 2020, we had total debt obligations of $115.0 million outstanding under our revolving credit facility (excluding any debt discount and deferred financing costs), and $117.7 million available for borrowings under our revolving credit facility. Our level of indebtedness could have significant effects on our business, such as:
•limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy and other purposes;
•requiring us to dedicate a portion of our cash flow from operations to pay interest on our debt, which would reduce availability of our cash flow to fund working capital, capital expenditures, potential acquisitions, execution of our growth strategy and other general corporate purposes;
•making us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our ability to plan for and react to changing conditions;
•placing us at a competitive disadvantage compared with our competitors that have less debt; and
•exposing us to risks inherent in interest rate fluctuations and the risk of increased interest rates because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.
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
Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:
•a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the ability of our board of directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at a special meeting of our stockholders;
•the requirement that an annual meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•limiting the liability of, and providing indemnification to, our directors and officers;
•controlling the procedures for the conduct and scheduling of stockholder meetings;
•providing that directors may be removed prior to the expiration of their terms by stockholders only for cause; and

•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our board of directors.
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
Goodwill is recorded at fair value at the time of acquisition and is not amortized. Instead, we review goodwill for impairment at least annually or more frequently if impairment indicators, such as disruptions to the business or unexpected significant declines in operating results or market capitalization, arise. If the carrying value of our reporting unit is in excess of its fair value, a goodwill impairment charge is recognized for the excess carrying value. In the first quarter of Fiscal 2020, the impact of the COVID-19 pandemic coupled with a sustained decline in our stock price were determined to be indicators of impairment. As such, the Company performed a quantitative goodwill impairment assessment and recorded a goodwill impairment charge of $87.3 million during the first quarter of Fiscal 2020.
The fair value is determined based on the guideline public company method and discounted cash flow method, which require us to make significant estimates and assumptions regarding future operating performance, business trends and market and economic conditions. Such analyses further require us to make certain assumptions about our restaurant sales, operating margins, growth rates and discount rates. Our estimates and assumptions are based on historical experience, current market trends and other information. In estimating future cash flows, we rely on internally generated forecasts for operating profits, capital expenditures and other operating and financial metrics. There are inherent uncertainties related to these factors and in applying these factors to the assessment of goodwill recoverability. Changes in estimates of future cash flows caused by unforeseen events or changes in market conditions could adversely affect our reporting unit’s fair value and result in additional impairment charges, which could adversely affect our financial condition and operating results.

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
We will be subject to income taxes in the United States, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•recently enacted significant tax reform or future changes in tax laws, regulations or interpretations thereof;
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; or
•changes in the excess of the amount for financial reporting over the tax basis of an investment in a domestic subsidiary.
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
Our quarterly operating results may fluctuate significantly because of several factors, including:
•the timing of new restaurant openings and related expense;
•restaurant operating costs for our newly-opened restaurants;
•labor availability and costs for hourly and management personnel;
•profitability of our restaurants, especially in new markets;
•changes in interest rates;
•increases and decreases in AUVs and same store sales growth;
•impairment of long-lived assets and any loss on restaurant closures;
•macroeconomic conditions, both nationally and locally;
•negative publicity relating to products we serve;
•changes in consumer preferences and competitive conditions;
•expansion to new markets;
•increases in infrastructure costs; and
•fluctuations in commodity prices.
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
In recent years the stock market in general has been highly volatile. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock has been and could in the future be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this proxy statement and others such as:
•variations in our operating performance and the performance of our competitors or restaurant companies in general;

•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the “SEC”);
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•additions and departures of key personnel;
•strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments affecting us or our industry;
•speculation in the press or investment community;
•changes in accounting principles;
•terrorist acts, acts of war or periods of widespread civil unrest;
•alleged or actual occurrences of food-borne illnesses;
•alleged or actual occurrences of security breaches in which credit and debit card information has been stolen;
•natural disasters, a health epidemic or pandemic, and other calamities; and
•changes in general market and economic conditions.
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
There are 3,300,000 shares of common stock reserved and authorized for issuance under our equity incentive plans. As of December 29, 2020, we had an aggregate of 165,797 shares of common stock available for grant under our equity incentive plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
The amount and frequency of dividend payments made on our common stock could change.
Our board of directors has the power to determine the amount and frequency of the payment of dividends. Decisions regarding whether or not to pay dividends and the amount of any dividends are based on earnings, capital, and future expense requirements, financial conditions, contractual limitations and other factors our board may consider.
Any inability to continue to pay cash dividends may negatively impact investor confidence in us and negatively impact our stock price.
Our recently announced dividend program requires the use of a substantial amount of our free cash flow. Our ability to pay our dividends over time will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay or increase our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.
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
We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the SEC and the Public Company Accounting Oversight Board. These provisions provide for the identification of material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Should we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate the material weaknesses identified in a timely manner or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal controls over financial reporting may limit our ability to report our financial results accurately and timely or to detect and prevent fraud. Any such failure may subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, or cause a breach of certain covenants under our financing arrangements. There also may be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements also may suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This may materially adversely affect us and lead to a decline in the price of our common stock.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our restaurants are primarily free-standing or, to a much lesser extent, end-cap facilities. Ninety-nine percent of our restaurants feature a drive-thru. As of December 29, 2020, we lease the land on which all our company-operated restaurants are built. Our restaurant leases generally have initial terms of 15 to 20 years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of December 29, 2020, we only own land related to one surplus property. In addition, we lease 362 properties, which include 60 properties subleased to franchisees and third parties. As of December 29, 2020, our restaurant system consisted of 596 restaurants, comprised of 295 company-operated restaurants and 301 franchise-operated restaurants located in 16 states throughout the United States with one franchise-operated restaurant located in Guam.

We lease our executive offices, consisting of approximately 40,000 square feet in Lake Forest, California, for a term expiring in 2026, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of December 29, 2020:

State	Company-Operated	Franchise-Operated	Total
California	232	138	370
Nevada	39	9	48
Arizona	—	41	41
Utah	—	33	33
Georgia	14	9	23
Colorado	—	21	21
New Mexico	—	11	11
Oklahoma	10	—	10
Idaho	—	10	10
Oregon	—	9	9
Michigan	—	9	9
Washington	—	5	5
Florida	—	2	2
South Carolina	—	1	1
Alabama	—	1	1
Ohio	—	1	1
Guam	—	1	1
Total	295	301	596

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
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that this proceeding gives rise to a probable and estimable loss and therefore, Del Taco has not recorded any amount for the claim as of December 29, 2020.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company has tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the first quarter of 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff in the first quarter of 2021 with the remainder to be paid at a later date. In consideration of the Company's insurance coverage, the ultimate liability with respect to this action did not have a material effect on the operating results, cash flows or financial position of the Company for the fifty-two weeks ended December 29, 2020.
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

PART II
ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
Market Information
Our common stock is currently quoted on NASDAQ under the symbol "TACO."

Holders
As of March 2, 2021, there were 12 holders of record of our common stock. A number of our stockholders held their shares in street name and some shares are held of record by banks, brokers and other financial institutions; therefore, we believe there are substantially more beneficial owners of our common stock.

Dividends
In January 2021, the Board of Directors authorized the initiation of a quarterly cash dividend program. The Company’s first quarterly dividend of $0.04 per share of common stock was paid on February 23, 2021 to shareholders of record at the close of business on February 2, 2021. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements, and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fourth quarter of Fiscal 2020.
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the fifty-two weeks ended December 29, 2020, we repurchased 496,356 shares of common stock in open market transactions under the share repurchase program for an average price per share of $8.49 for an aggregate cost of approximately $4.2 million, including incremental direct costs to acquire the shares. As of December 29, 2020, there was approximately $18.1 million remaining under the share repurchase program. The amount and timing of additional purchases, if any, will depend upon a number of factors, including the price and availability of our common stock and general market conditions.
The following table summarizes shares repurchased during the fourth fiscal quarter ended December 29, 2020. The average price paid per share in column (b) does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
September 9, 2020 - October 6, 2020	—	$—	—	$22,306,208
October 7, 2020 - November 3, 2020	—	$—	—	$22,306,208
November 4, 2020 - December 1, 2020	268,975	$8.08	268,975	$20,133,921
December 2, 2020 - December 29, 2020	227,381	$8.97	227,381	$18,094,548
Total	496,356

Comparative Share Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite, and (3) the S&P 600 Restaurants Index, for the period December 29, 2015 through December 29, 2020. The graph assumes the value of the investment in our common stock and each index was $100.00 on December 29, 2015 and that all dividends were reinvested. We have not paid any cash dividends through December 29, 2020, and therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. Note that historic stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Del Taco Restaurants, Inc., the NASDAQ Composite Index
and the S&P 600 Restaurants Index

$270
$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Del Taco Restaurants, Inc.
Nasdaq Composite
S&P 600 Restaurants Index

*$100 invested on December 29, 2015 in stock or index, including reinvestment of dividends

	December 29, 2015	January 3, 2017	January 2, 2018	January 1, 2019	December 31, 2019	December 29, 2020
Del Taco Restaurants, Inc.	$100.00	$133.83	$113.18	$93.36	$73.93	$84.30
NASDAQ Composite	$100.00	$106.29	$137.18	$129.90	$175.66	$251.57
S&P 600 Restaurants Index	$100.00	$115.28	$121.99	$133.13	$148.07	$185.81

ITEM 6.    Selected Financial Data

	52 Weeks Ended (1)	52 Weeks Ended (1)	52 Weeks Ended (1)	52 Weeks Ended (1)	53 Weeks Ended (1)
(Amounts in thousands)	December 29, 2020	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017
Statement of Operations Data:
Revenue:
Company restaurant sales	$446,805	$473,991	$471,193	$452,148	$434,064
Franchise revenue	20,763	19,002	17,569	16,464	15,676
Franchise advertising contributions	15,116	14,516	13,300	—	—
Franchise sublease and other income	9,199	5,442	3,428	2,844	2,343
Total revenue	491,883	512,951	505,490	471,456	452,083
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,845	130,711	128,873	125,391	120,116
Labor and related expenses	148,183	156,095	151,954	145,012	135,725
Occupancy and other operating expenses	105,666	105,376	97,745	92,825	88,908
General and administrative	43,996	43,877	43,773	38,154	37,220
Franchise advertising expenses	15,116	14,516	13,300	—	—
Depreciation and amortization	26,599	25,488	25,794	23,362	23,129
Occupancy and other - franchise subleases and other	8,083	4,463	3,167	2,608	2,207
Pre-opening costs	471	1,650	1,584	1,591	731
Impairment of goodwill	87,277	118,250	—	—	—
Impairment of trademarks	11,900	—	—	—	—
Impairment of long-lived assets	8,287	7,159	3,861	—	—
Restaurant closure charges, net	2,048	2,961	394	191	435
Loss on disposal of assets and adjustments to assets held for sale, net	401	9,448	1,012	1,075	312
Total operating expenses	578,872	619,994	471,457	430,209	408,783
(Loss) income from operations	(86,989)	(107,043)	34,033	41,247	43,300
Other expense (income), net:
Interest expense	4,811	7,235	9,075	7,200	6,327
Other income	—	(364)	(660)	—	—
Transaction-related costs	—	—	—	—	731
Total other expense, net	4,811	6,871	8,415	7,200	7,058
(Loss) income from operations before (benefit) provision for income taxes	(91,800)	(113,914)	25,618	34,047	36,242
(Benefit) provision for income taxes	(2,062)	4,371	6,659	(15,824)	15,329
Net (loss) income	$(89,738)	$(118,285)	$18,959	$49,871	$20,913

	52 Weeks Ended (1)	52 Weeks Ended (1)	52 Weeks Ended (1)	52 Weeks Ended (1)	53 Weeks Ended (1)
(Amounts in thousands)	December 29, 2020	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$59,763	$49,045	$61,832	$57,788	$57,546
Net cash used in investing activities	(17,553)	(29,273)	(50,024)	(40,689)	(47,654)
Net cash used in financing activities	(35,719)	(25,504)	(11,214)	(19,335)	(11,291)

(Amounts in thousands)	December 29, 2020	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017
Balance Sheet Data:
Cash and cash equivalents	$7,912	$1,421	$7,153	$6,559	$8,795
Property and equipment, net (2)	146,706	156,921	161,429	156,124	138,320
Total assets	747,309	862,457	758,956	742,324	727,157
Total debt, net (3)	114,608	144,801	179,697	172,054	175,331
Total shareholders' equity	212,754	302,107	422,274	416,249	377,333

	52 Weeks Ended (1)	52 Weeks Ended (1)	52 Weeks Ended (1)	52 Weeks Ended (1)	53 Weeks Ended (1)
(Amounts in thousands)	December 29, 2020	December 31, 2019	January 1, 2019	January 2, 2018	January 3, 2017
Other Operating Data (unaudited):
Restaurant Contribution (4)	$72,111	$81,809	$92,621	$88,920	$89,315
As a % of Company Restaurant Sales	16.1%	17.3%	19.7%	19.7%	20.6%
EBITDA (5)	(60,390)	(81,191)	60,487	64,609	65,698
As a % of Total Revenue	(12.3)%	(15.8)%	12.0%	13.7%	14.5%
Adjusted EBITDA (5)	54,561	63,773	71,990	71,533	71,396
As a % of Total Revenue	11.1%	12.4%	14.2%	15.2%	15.8%
_________________________________________________________

(1)    We use a 52- or 53-week fiscal year ending on the Tuesday closest to December 31. Fiscal year 2020, fiscal year 2019, fiscal year 2018, fiscal year 2017 and fiscal year 2016 ended on December 29, 2020, December 31, 2019, January 1, 2019, January 2, 2018 and January 3, 2017, respectively. In a 52-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 16 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 12 weeks of operations and the fourth quarter includes 17 weeks of operations. A 53-week year occurs approximately every six or seven years. Fiscal year 2016 was a 53-week fiscal year. Fiscal year 2020, fiscal year 2019, fiscal year 2018 and fiscal year 2017 were 52-week fiscal years.

(2)    Property and equipment, net consists of land, buildings, restaurant and other equipment, leasehold improvements, restaurant property leased to others and construction-in-progress, net of accumulated depreciation.

(3)    Total debt, net consists of borrowings under our revolving credit facility, finance lease obligations, other debt and deemed landlord financing liabilities. We refinanced our senior credit facility in August 2015 and September 2019.

(4)    See Restaurant Contribution and Restaurant Contribution Margin in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K for a discussion of restaurant contribution and Management's Use of Non-GAAP Financial Measures in Item 7. for a reconciliation to the most directly comparable generally accepted accounting principles ("GAAP") financial measure.
Restaurant contribution is neither required by, nor presented in accordance with, United States generally accepted accounting principles ("U.S. GAAP") and is defined as company restaurant sales less restaurant operating expenses. Restaurant contribution is a supplemental measure of operating performance for our restaurants and the calculation thereof may not be comparable to that reported by other companies.
Restaurant contribution has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Management believes that restaurant contribution is an important tool for investors because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution as a key metric to evaluate the profitability of incremental sales at our restaurants, to evaluate restaurant performance across periods, and to evaluate restaurant financial performance compared with competitors.

(5)    See EBITDA and Adjusted EBITDA in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K for a discussion of EBITDA and Adjusted EBITDA and Management's Use of Non-GAAP Financial Measures in Item 7. for a reconciliation to the most directly comparable GAAP financial measure.
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

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open, possible stock repurchases and estimates of our effective tax rates that could cause actual results to differ materially from Del Taco management’s expectations. Factors that could cause such differences are discussed in “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. Risk Factors included in this Annual Report on Form 10-K. We assume no obligation to update any of these forward-looking statements as a result of new information, future events or any other reason.

Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2020 is the 52-week period ended December 29, 2020 ("Fiscal 2020"). Fiscal year 2019 is the 52-week period ended December 31, 2019 ("Fiscal 2019"). Fiscal year 2018 is the 52-week period ended January 1, 2019 ("Fiscal 2018").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of December 29, 2020, we have 596 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within a fast growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With high quality food and attractive price points, we believe we offer a compelling value proposition relative to both QSR and fast casual peers.
Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2020	December 31, 2019	January 1, 2019
Company-operated same store sales	(2.9)%	0.5%	1.5%
Franchise-operated same store sales	1.4%	1.3%	3.8%
System-wide same store sales	(0.9)%	0.9%	2.5%

Restaurant Development
Del Taco restaurant counts at the end of the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019 are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 29, 2020	December 31, 2019	January 1, 2019
Company-operated restaurant activity:
Beginning of period	300	322	312
Openings	3	10	13
Closures	(2)	(5)	(6)
Purchased from franchisee	—	4	3
Sold to franchisees	(6)	(31)	—
Restaurants at end of period	295	300	322
Franchise-operated restaurant activity:
Beginning of period	296	258	252
Openings	7	14	12
Closures	(8)	(3)	(3)
Restaurants sold to Company	—	(4)	(3)
Restaurants purchased from Company	6	31	—
Restaurants at end of period	301	296	258
Total restaurant activity:
Beginning of period	596	580	564
Openings	10	24	25
Closures	(10)	(8)	(9)
Restaurants at end of period	596	596	580

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

Since 2012, we have focused on repositioning our brand, increasing brand awareness, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. While the COVID-19 pandemic impacted our restaurant development plans for Fiscal 2020 due to the significant uncertainties which resulted from the impact of dine-in operating restrictions, various social distancing and stay-at-home orders on customer re-engagement with our brand and the short- and long-term impact on consumer discretionary spending, we and our franchisees plan to continue restaurant development during 2021 including the recent launch of our new "Fresh Flex" prototype restaurant design. We plan to open 12 system-wide restaurants in Fiscal 2021. From time to time, we and our franchisees may close restaurants.

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
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of December 29, 2020, December 31, 2019 and January 1, 2019, there were 284, 282 and 296 restaurants, respectively, in the comparable company-operated restaurant base. As of December 29, 2020, December 31, 2019 and January 1, 2019, there were 286, 272 and 244 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings and closures is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with United stated generally accepted accounting principles ("U.S. GAAP"). Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of results as reported under U.S. GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of restaurant contribution to the most directly comparable GAAP financial measure.
Number of New Restaurant Openings
The number of restaurant openings reflects the number of new restaurants opened by us and our franchisees during a particular reporting period. Before a new restaurant opens, we and our franchisees incur pre-opening costs, as described below. Some new restaurants open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. Typically, new restaurants experience normal inefficiencies in the form of higher food and paper, labor and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. Typically, the average start-up period after which new company restaurant sales and restaurant operating expenses normalize is approximately 26 to 52 weeks. In new and outer markets, the length of time before average company restaurant sales and restaurant operating expenses for new restaurants stabilize is less predictable and can be longer as a result of limited knowledge of these markets and consumers’ limited awareness of our brand. When we enter new markets, we may be exposed to start-up times that are longer and restaurant contribution margins that are lower than typical historical experience, and these new restaurants may not be profitable and their sales performance may not follow historical patterns.

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
Franchise Revenue
Franchise revenue consists of franchise royalty income from franchisees and, to a lesser extent, franchise renewal fees and franchise fees from franchise owners for new franchise restaurant openings. Franchise fees are collected upon signing a franchise agreement and deferred and recognized as revenue over the term of the franchise agreement and franchise renewal fees are deferred and recognized over the term of the franchise renewal agreement. To a lesser extent, franchise revenue also includes pass-through fees for services, such as software maintenance and technology subscriptions, since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Franchise Advertising Contributions
Franchise advertising contributions consist of a percentage of a franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides. The offset is recorded to franchise advertising expenses.
Franchise Sublease and Other Income
Franchise sublease and other income primarily consists of rental income received from franchisees related to properties where we have subleased a leasehold interest to the franchisee but remain primarily liable to the landlord. The related expenses are recognized in occupancy and other - franchise subleases and other. Franchise sublease and other income also includes rental income for closed restaurant properties where we have subleased to a third party but remain primarily liable to the landlord. The related expenses are recognized in restaurant closure charges, net. Franchise sublease and other income also includes information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as franchise sublease and other income upon transfer of the hardware. The related expenses are recognized in occupancy and other - franchise subleases and other.
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
Occupancy and Other Operating Expenses
Occupancy and other operating expenses include all other restaurant-level operating expenses, such as rent, utilities, restaurant supplies, repairs and maintenance, credit and debit card processing fees, advertising, insurance, common area maintenance, real estate taxes, third party delivery fees and other restaurant operating costs, including net expenses incurred for employees who are not providing services due to COVID-19.
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
Depreciation and Amortization
Depreciation and amortization expenses are periodic non-cash charges that consist of depreciation of fixed assets, including leasehold improvements and restaurant and other equipment, and amortization of various intangible assets primarily including franchise rights and capitalized software.
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
Impairment of Long-Lived Assets
We review long-lived assets such as leasehold improvements, restaurant and other equipment and operating lease right-of-use assets on a unit-by-unit basis for impairment. When events or circumstances indicate the carrying value of the assets may not be recoverable, an appropriate impairment charge is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.
Restaurant Closure Charges, Net
Prior to 2019, restaurant closure charges, net, consists primarily of (1) future obligations associated with the closure or net sublease shortfall of a restaurant, including the present value of future lease and non-lease obligations net of estimated sublease income, if any; (2) accretion of the liability during the reporting period; (3) any positive or negative adjustments to the liability as more information becomes available; and (4) direct costs related to restaurant closures including lease termination costs. Starting in 2019, restaurant closure charges, net, consist primarily of (1) rent, property tax and common area maintenance related to previously closed restaurants; (2) the present value of non-lease executory costs for closed restaurants, net of estimated sublease income, including any positive or negative adjustments to these amounts as more information becomes available; and (3) direct costs related to restaurant closures.
Loss on Disposal of Assets and Adjustments to Assets Held For Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net includes the loss on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements, furniture, fixtures or equipment in the ordinary course of business, impairment losses to reduce the carrying amount for assets held for sale to estimated fair value less costs to sell, remeasurement losses for assets held for sale reclassified back to held for use, gains or losses associated with sale-leaseback transactions, gains or losses associated with the sale of company-operated restaurants to franchisees and gains or losses from the write-off of right-of-use assets and operating lease liabilities related to the termination of leases.
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

Results of Operations

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 29, 2020 and Fifty-Two Weeks Ended December 31, 2019
The following table presents operating results for the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	52 Weeks Ended December 29, 2020			52 Weeks Ended December 31, 2019			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$446,805	90.8%		$473,991	92.4%		$(27,186)	(5.7)%
Franchise revenue	20,763	4.2		19,002	3.7		1,761	9.3
Franchise advertising contributions	15,116	3.1		14,516	2.8		600	4.1
Franchise sublease and other income	9,199	1.9		5,442	1.1		3,757	69.0
Total revenue	491,883	100.0		512,951	100.0		(21,068)	(4.1)
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,845	27.0	(1)	130,711	27.6	(1)	(9,866)	(7.5)	(1)
Labor and related expenses	148,183	33.2	(1)	156,095	32.9	(1)	(7,912)	(5.1)	(1)
Occupancy and other operating expenses	105,666	23.6	(1)	105,376	22.2	(1)	290	0.3	(1)
Total restaurant operating expenses	374,694	83.9	(1)	392,182	82.7	(1)	(17,488)	(4.5)	(1)
General and administrative	43,996	8.9		43,877	8.6		119	0.3
Franchise advertising expenses	15,116	3.1		14,516	2.8		600	4.1
Depreciation and amortization	26,599	5.4		25,488	5.0		1,111	4.4
Occupancy and other - franchise subleases and other	8,083	1.6		4,463	0.9		3,620	81.1
Pre-opening costs	471	0.1		1,650	0.3		(1,179)	(71.5)
Impairment of goodwill	87,277	17.7		118,250	23.1		(30,973)	(26.2)
Impairment of trademarks	11,900	2.4		—	—		11,900	*
Impairment of long-lived assets	8,287	1.7		7,159	1.4		1,128	15.8
Restaurant closure charges, net	2,048	0.4		2,961	0.6		(913)	(30.8)
Loss on disposal of assets and adjustments to assets held for sale, net	401	0.1		9,448	1.8		(9,047)	(95.8)
Total operating expenses	578,872	117.7		619,994	120.9		(41,122)	(6.6)
Loss from operations	(86,989)	(17.7)		(107,043)	(20.9)		20,054	(18.7)
Other expense (income), net:
Interest expense	4,811	1.0		7,235	1.4		(2,424)	(33.5)
Other income	—	—		(364)	(0.1)		364	(100.0)
Total other expense, net	4,811	1.0		6,871	1.3		(2,060)	(30.0)
Loss from operations before (benefit) provision for income taxes	(91,800)	(18.7)		(113,914)	(22.2)		22,114	(19.4)
(Benefit) provision for income taxes	(2,062)	(0.4)		4,371	0.9		(6,433)	(147.2)
Net loss	$(89,738)	(18.2)%		$(118,285)	(23.1)%		$28,547	(24.1)%
(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales decreased $27.2 million, or 5.7%, for the fifty-two weeks ended December 29, 2020, primarily due to fewer company-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and the negative impact of COVID-19 on company-operated same store sales, which decreased 2.9%.
Franchise Revenue
Franchise revenue increased $1.8 million, or 9.3%, for the fifty-two weeks ended December 29, 2020, primarily due to additional franchise-operated restaurants open during 2020 compared to 2019 due to our refranchising activity and an increase in franchise-operated same store sales of 1.4%.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.6 million, or 4.1%, for the fifty-two weeks ended December 29, 2020 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks and then adjusted the advertising contribution percentage back to 4.0% for the balance of 2020.
Franchise Sublease and Other Income
Franchise sublease and other income increased $3.8 million, or 69.0%, for the fifty-two weeks ended December 29, 2020, primarily due to sublease income related to the sale of 31 company-operated restaurants to franchisees during 2019 and the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other income related to the sale of information technology hardware to franchisees.
Food and Paper Costs
Food and paper costs decreased $9.9 million, or 7.5% for the fifty-two weeks ended December 29, 2020, consisting of an $8.5 million decrease in food costs and a $1.4 million decrease in paper costs. The decrease in food and paper costs was primarily due to the reduction in company restaurant sales, partially offset by commodity inflation. As a percentage of company restaurant sales, food and paper costs were 27.0% for the fifty-two weeks ended December 29, 2020, compared to 27.6% for the fifty-two weeks ended December 31, 2019. The percentage decrease resulted from menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses decreased $7.9 million, or 5.1%, for the fifty-two weeks ended December 29, 2020, primarily due to the reduction in company restaurant sales and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity, partially offset by the California minimum wage increase on January 1, 2020. As a percentage of company restaurant sales, labor and related expenses were 33.2% for the fifty-two weeks ended December 29, 2020, compared to 32.9% for the fifty-two weeks ended December 31, 2019. The percentage increase resulted primarily from the impact of the increased California minimum wage, partially offset by the impact of menu price increases and reduced workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $0.3 million, or 0.3%, for the fifty-two weeks ended December 29, 2020, primarily due to increased third party delivery costs associated with the increase in delivery sales and net expenses incurred for employees when not providing services due to COVID-19, partially offset by decreased advertising, repairs and maintenance, credit card fees, utilities and rent expenses. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.6% for the fifty-two weeks ended December 29, 2020, compared to 22.2% for the fifty-two weeks ended December 31, 2019. The percentage increase was primarily from increased third party delivery costs, net expenses related to COVID-19 and the impact of negative same store sales, including the impact from the COVID-19 pandemic, partially offset by the impact of menu price increases, decreased advertising, repairs and maintenance, credit card fees, utilities and rent expenses.

General and Administrative Expenses
General and administrative expenses increased $0.1 million, or 0.3%, for the fifty-two weeks ended December 29, 2020, primarily due to higher incentive compensation, partially offset by lower travel expenses and stock based compensation. General and administrative expenses as a percentage of total revenue were 8.9% for the fifty-two weeks ended December 29, 2020, compared to 8.6% for the fifty-two weeks ended December 31, 2019. The percentage increase was primarily related to the impact of lower revenue.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.6 million, or 4.1%, for the fifty-two weeks ended December 29, 2020 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue as discussed above.
Depreciation and Amortization
Depreciation and amortization expenses were $26.6 million and $25.5 million for the fifty-two weeks ended December 29, 2020 and December 31, 2019, respectively. The increase primarily reflects the addition of new assets, partially offset by the impact of refranchising. As a percentage of total revenue, depreciation and amortization expenses were 5.4% for the fifty-two weeks ended December 29, 2020 compared to 5.0% for the fifty-two weeks ended December 31, 2019. The increase as a percent of total revenue was primarily due to the impact of lower revenue and the addition of new assets.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other - franchise sublease and other was $8.1 million and $4.5 million for the fifty-two weeks ended December 29, 2020 and December 31, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 31 company-operated restaurants to franchisees during 2019 and the sale of six company-operated restaurants to franchisees during 2020, in which the Company retained the leasehold interest to the real estate, as well as an increase in other expense related to the sale of information technology hardware to franchisees.
Pre-opening Costs
Pre-opening costs were $0.5 million and $1.7 million for the fifty-two weeks ended December 29, 2020 and December 31, 2019, respectively. The decrease was due to a lower level of restaurant opening activity during the fifty-two weeks ended December 29, 2020 compared to the fifty-two weeks ended December 31, 2019.
Impairment of Goodwill
The Company recorded a non-cash impairment charge of $87.3 million during the fifty-two weeks ended December 29, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment. The Company recorded a non-cash impairment charge of $118.3 million during the fifty-two weeks ended December 31, 2019 related to the Company's annual goodwill impairment assessment during the fourth quarter of 2019 following a sustained decrease in the Company's stock price, which was an indicator of potential goodwill impairment.
Impairment of Trademarks
The Company also recorded a non-cash impairment charge of $11.9 million during the fifty-two weeks ended December 29, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment. No trademark impairment charges were recorded during the fifty-two weeks ended December 31, 2019.

Impairment of Long-Lived Assets
The Company recorded a non-cash impairment charge of $8.3 million during the fifty-two weeks ended December 29, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment. The Company recorded $7.2 million during the fifty-two weeks ended December 31, 2019 related to the evaluation of long-lived assets underlying seven restaurants in California, Nevada and Georgia which had indicators of impairment.
Restaurant Closure Charges, net
Restaurant closure charges, net, were $2.0 million and $3.0 million for the fifty-two weeks ended December 29, 2020 and December 31, 2019, respectively. The decrease was primarily due to lower rent and property tax expense related to a previously closed restaurant for which the lease was assigned to a third party at the end of Fiscal 2019 as well as charges recorded in Fiscal 2019 for accruals related to non-lease executory costs for previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.4 million and $9.4 million for the fifty-two weeks ended December 29, 2020 and December 31, 2019, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment resulting from the reclassification of 14 company-operated restaurants from held for sale to held for use, losses on the closure of two company-operated restaurants, an adjustment to estimated net realizable value for assets reclassified as held for sale, the write-off of certain restaurant equipment and losses on the sale of six company-operated restaurants, partially offset by gains from two sale-leaseback transactions. Prior year net loss on disposal of assets and adjustments to assets held for sale, net primarily related to the adjustment to estimated net realizable value for assets reclassified as held for sale, the closure of five company-operated restaurants, the replacement of certain restaurant equipment, losses on the sale of company-operated restaurants and losses on two sale-leaseback transactions, partially offset by gains on lease terminations and a gain on one sale-leaseback transaction.
Interest Expense
Interest expense was $4.8 million and $7.2 million for the fifty-two weeks ended December 29, 2020 and December 31, 2019, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the fifty-two weeks ended December 29, 2020 compared to the prior year.
Other Income
There was no other income for the fifty-two weeks ended December 29, 2020. Other income was $0.4 million for the fifty-two weeks ended December 31, 2019 and consisted of insurance proceeds related to a fire at a company-operated restaurant.
(Benefit) Provision for Income Taxes
The effective income tax rates were 2.2% for the fifty-two weeks ended December 29, 2020 and (3.8)% for the fifty-two weeks ended December 31, 2019. The (benefit) provision for income taxes consisted of income tax benefit of $2.1 million for the fifty-two weeks ended December 29, 2020 and income tax expense of $4.4 million for the fifty-two weeks ended December 31, 2019. The income tax benefit of $2.1 million for the fifty-two weeks ended December 29, 2020 was primarily impacted by the impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from assets held for sale, as well as statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits and the reversal of unrecognized tax benefits of $0.2 million as they related to an uncertain tax position for a year prior to 2017 which is no longer subject to federal income tax audit. The income tax expense of $4.4 million for the fifty-two weeks ended December 31, 2019, despite a pre-tax loss, was primarily impacted by the impairment of non-tax deductible goodwill of $118.3 million and the reclassification of $14.8 million of non-tax deductible goodwill to assets held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 31, 2019 and Fifty-Two Weeks Ended January 1, 2019

The following table presents operating results for the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	52 Weeks Ended December 31, 2019			52 Weeks Ended January 1, 2019			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$473,991	92.4%		$471,193	93.2%		$2,798	0.6%
Franchise revenue	19,002	3.7		17,569	3.5		1,433	8.2
Franchise advertising contributions	14,516	2.8		13,300	2.6		1,216	9.1
Franchise sublease and other income	5,442	1.1		3,428	0.7		2,014	58.8
Total revenue	512,951	100.0		505,490	100.0		7,461	1.5
Operating expenses:
Restaurant operating expenses:
Food and paper costs	130,711	27.6	(1)	128,873	27.4	(1)	1,838	1.4	(1)
Labor and related expenses	156,095	32.9	(1)	151,954	32.2	(1)	4,141	2.7	(1)
Occupancy and other operating expenses	105,376	22.2	(1)	97,745	20.7	(1)	7,631	7.8	(1)
Total restaurant operating expenses	392,182	82.7	(1)	378,572	80.3	(1)	13,610	3.6	(1)
General and administrative	43,877	8.6		43,773	8.7		104	0.2
Franchise advertising expenses	14,516	2.8		13,300	2.6		1,216	9.1
Depreciation and amortization	25,488	5.0		25,794	5.1		(306)	(1.2)
Occupancy and other - franchise subleases and other	4,463	0.9		3,167	0.6		1,296	40.9
Pre-opening costs	1,650	0.3		1,584	0.3		66	4.2
Impairment of goodwill	118,250	23.1		—	—		118,250	*
Impairment of long-lived assets	7,159	1.4		3,861	0.8		3,298	85.4
Restaurant closure charges, net	2,961	0.6		394	0.1		2,567	651.5
Loss on disposal of assets and adjustments to assets held for sale, net	9,448	1.8		1,012	0.2		8,436	833.6
Total operating expenses	619,994	120.9		471,457	93.3		148,537	31.5
(Loss) income from operations	(107,043)	(20.9)		34,033	6.7		(141,076)	(414.5)
Other expense (income), net:
Interest expense	7,235	1.4		9,075	1.8		(1,840)	(20.3)
Other income	(364)	(0.1)		(660)	(0.1)		296	(44.8)
Total other expense, net	6,871	1.3		8,415	1.7		(1,544)	(18.3)
(Loss) income from operations before provision for income taxes	(113,914)	(22.2)		25,618	5.1		(139,532)	(544.7)
Provision for income taxes	4,371	0.9		6,659	1.3		(2,288)	(34.4)
Net (loss) income	$(118,285)	(23.1)%		$18,959	3.8%		$(137,244)	(723.9)%
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
Franchise Sublease and Other Income
Franchise sublease and other income increased $2.0 million, or 58.8%, for the fifty-two weeks ended December 31, 2019 primarily due to an increase in sublease income related to the sale of 13 company-operated restaurants to franchisees during the first quarter of 2019 and the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 in which we retained the leasehold interest to the real estate, as well as sublease income related to previously closed stores included in franchise sublease and other income as part of the adoption of Topic 842, partially offset by a reduction in sublease income due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Food and Paper Costs
Food and paper costs increased $1.8 million, or 1.4%, for the fifty-two weeks ended December 31, 2019, consisting of a $1.6 million increase in food costs and a $0.2 million increase in paper costs. The increase in food and paper costs was primarily due to commodity cost inflation. As a percentage of company restaurant sales, food and paper costs were 27.6% for the fifty-two weeks ended December 31, 2019, compared to 27.4% for the fifty-two weeks ended January 1, 2019. The percentage increase resulted from commodity cost inflation partially offset by menu price increases.
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
Occupancy and Other—Franchise Sublease and Other
Occupancy and other - franchise sublease and other was $4.5 million and $3.2 million for the fifty-two weeks ended December 31, 2019 and January 1, 2019, respectively. The increase is primarily due to sublease expense related to the sale of 13 company-operated restaurants to franchisees during the first quarter of 2019 and the sale of 18 company-operated restaurants to franchisees during the fourth quarter of 2019 in which we retained the leasehold interest to the real estate, partially offset by a reduction in sublease expense due to the purchase of one franchise-operated restaurant where we had a sublease with a franchisee during the first quarter of 2019.
Pre-opening Costs
Pre-opening costs increased $0.1 million, or 4.2%, for the fifty-two weeks ended December 31, 2019, primarily due to a similar level of pre-opening activity compared to the prior year. As a percentage of total revenue, pre-opening costs were 0.3% for both the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019.
Impairment of Goodwill

The Company recorded an impairment charge of $118.3 million during the fifty-two weeks ended December 31, 2019 related to its goodwill impairment assessment during the fourth quarter of 2019 following a sustained decrease in the Company's stock price which was an indicator of potential goodwill impairment. No such impairment charges were recorded during the fifty-two weeks ended January 1, 2019.
Impairment of Long-Lived Assets

The Company recorded impairment charges of $7.2 million during the fifty-two weeks ended December 31, 2019 related to its evaluation of long-lived assets underlying seven restaurants in California, Nevada and Georgia which had indicators of impairment. During the fifty-two weeks ended January 1, 2019, the Company recorded impairment charges of $3.9 million related to five restaurants in California, Oklahoma and Georgia which had indicators of impairment.

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
Interest Expense
Interest expense was $7.2 million and $9.1 million for the fifty-two weeks ended December 31, 2019 and January 1, 2019, respectively. The decrease is primarily due to a reduction from the adoption of Topic 842 (which changed the accounting for deemed landlord financing restaurants), partially offset by an increase in interest rates compared to the prior year.

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
Provision for Income Taxes

The effective income tax rates were (3.8)% for the fifty-two weeks ended December 31, 2019 and 26.0% for the fifty-two weeks ended January 1, 2019. The provision for income taxes consisted of income tax expense of $4.4 million for the fifty-two weeks ended December 31, 2019 and $6.7 million for the fifty-two weeks ended January 1, 2019. The income tax expense of $4.4 million for the fifty-two weeks ended December 31, 2019, despite a pre-tax loss, is primarily impacted by $14.8 million of non-tax deductible goodwill that was reclassified to assets held for sale and impairment of non-tax deductible goodwill of $118.3 million, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax provision for the fifty-two weeks ended January 1, 2019 primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by target job credits and adjustments related to the Tax Cuts and Jobs Act.

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
As sales declined from the impact of the COVID-19 pandemic, we proactively implemented several actions to reduce cash outlays and expenses. On March 16, 2020, we borrowed $25.0 million under our Senior Credit Facility as a precautionary measure to enhance our financial flexibility. On March 30, 2020, we borrowed an additional $25.0 million as a precautionary measure under our Senior Credit Facility. As our efforts to reduce cash outlays and expenses proved effective and as our business began to stabilize, we subsequently repaid the $50.0 million of precautionary borrowings prior to the end of our second fiscal quarter.

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
We believe that cash from operations, together with our cash balance of $7.9 million and available borrowing capacity of $117.7 million at December 29, 2020, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. In addition, share repurchases and our quarterly cash dividend may impact our available capital resources. Should our business take longer to recover than we currently anticipate, there are other actions we can take to further conserve liquidity.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our Senior Credit Facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance and roll-out of equipment related to our strategy to emphasize freshness and speed), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, debt repayment, purchases under our share repurchase program, working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. Company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Net cash provided by (used in)
Operating activities	$59,763	$49,045	$61,832
Investing activities	(17,553)	(29,273)	(50,024)
Financing activities	(35,719)	(25,504)	(11,214)
Net increase (decrease) in cash	$6,491	$(5,732)	$594
Cash Flows Provided by Operating Activities
In the fifty-two weeks ended December 29, 2020, cash flows provided by operating activities were $59.8 million. The cash flows provided by operating activities resulted from a net loss of $89.7 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $26.9 million, amortization of operating lease assets of $22.0 million, stock-based compensation of $5.7 million, loss on disposal of assets and adjustments to assets held for sale, net of $0.4 million, and restaurant closure charges of $0.2 million, partially offset by deferred income taxes of $8.0 million and net working capital requirements totaling $5.2 million.
In the fifty-two weeks ended December 31, 2019, cash flows provided by operating activities were $49.0 million. The cash flows provided by operating activities resulted from a net loss of $118.3 million, non-cash adjustments for goodwill impairment of $118.3 million, long-lived asset impairment of $7.2 million, asset depreciation and amortization of $26.0 million, amortization of operating lease assets of $21.7 million, loss on disposal of assets and adjustments to assets held for sale, net of $9.4 million, and stock-based compensation of $6.3 million, partially offset by deferred income taxes of $0.6 million and net working capital requirements totaling $21.0 million.
In the fifty-two weeks ended January 1, 2019, cash flows provided by operating activities were $61.8 million. The cash flows provided by operating activities resulted from net income of $19.0 million, non-cash adjustment for asset depreciation and amortization of $25.5 million, stock-based compensation of $6.1 million, long-lived asset impairment of $3.8 million, deferred income taxes of $1.1 million, loss on disposal of assets, net of $1.0 million, restaurant closure charges of $0.4 million, and changes in net working capital requirements totaling $5.4 million, partially offset by other income of $0.5 million.
Cash Flows Used in Investing Activities
In the fifty-two weeks ended December 29, 2020, cash flows used in investing activities were $17.6 million, which were primarily the result of purchase of property and equipment and other assets of $23.7 million, partially offset by proceeds from the disposal of property and equipment of $3.6 million and proceeds from the sale of six company-operated restaurants of $2.5 million. For the fifty-two weeks ended December 29, 2020, purchase of property and equipment was $20.3 million, including approximately $13.6 million to maintain or enhance our existing restaurants and information systems and for discretionary investment in equipment, technology and remodeled restaurants, as well as approximately $6.7 million for new restaurant construction. Additionally, accrued capital expenditures decreased $1.7 million, resulting in total cash paid of $22.0 million related to the purchase of property and equipment during the fifty-two weeks ended December 29, 2020.
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
In the fifty-two weeks ended January 1, 2019, cash flows used in investing activities were $50.0 million, which were primarily the result of purchase of property and equipment and other assets of $49.5 million and the acquisition of three franchise-operated restaurants for $1.8 million, partially offset by proceeds from the disposal of property and equipment of $1.3 million. For the fifty-two weeks ended January 1, 2019, purchase of property and equipment was $48.0 million, including approximately $15.4 million to maintain or enhance our existing restaurants and information systems, approximately $9.5 million for discretionary investment in equipment, technology and remodeled restaurants, approximately $1.5 million to reconstruct the two company-operated restaurants that were temporarily closed during 2018 and approximately $21.6 million for new restaurant construction. During 2018, certain new restaurants received an aggregate $2.7 million of deemed landlord financing proceeds. The $1.3 million of proceeds from the disposal of property and equipment include $0.7 million of insurance proceeds related to the reconstruction of one company-operated restaurant that was temporarily closed due to a fire.

Cash Flows Used in Financing Activities
In the fifty-two weeks ended December 29, 2020, cash flows used in financing activities were $35.7 million. The cash flows used in financing activities were primarily the result of the repurchase of 496,356 shares of our common stock for an aggregate purchase price of $4.2 million, including incremental direct costs to acquire the shares, payments of tax withholding of $1.0 million related to restricted stock vesting, purchase of noncontrolling interest of $0.3 million and payments on finance leases of $0.2 million. In addition, during the fifty-two weeks ended December 29, 2020, we borrowed $66.0 million on our revolving credit facility and made payments of $96.0 million on our revolving credit facility.
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
In the fifty-two weeks ended January 1, 2019, cash flows used in financing activities were $11.2 million. The cash flows used in financing activities were primarily the result of the repurchase of 1,408,071 shares of our common stock and 47,511 warrants for an aggregate purchase price of $16.3 million, including incremental direct costs to acquire the shares and warrants, payments of tax withholding of $2.4 million related to restricted stock vesting and payments on capital lease and deemed landlord financing of $1.4 million, partially offset by proceeds from deemed landlord financing liabilities of $2.7 million and proceeds from stock option exercises of $0.2 million. In addition, during the fifty-two weeks ended January 1, 2019, we borrowed $31.0 million on our revolving credit facility and made payments of $25.0 million on our revolving credit facility.

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
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of December 29, 2020.
At December 29, 2020, the weighted average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.90%. As of December 29, 2020, there were $115.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $17.3 million. Unused borrowing capacity at December 29, 2020 was $117.7 million.
Hedging Arrangements
In June 2016, we entered into an interest rate cap agreement that became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had a fixed notional amount of $70.0 million that effectively converted that portion of the outstanding balance of the the Company's revolving credit facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable percentage to a capped interest rate of 2.00% plus the applicable margin. During fiscal year 2020 through the expiration on March 31, 2020, the Company did not receive any payments related to the 2016 Interest Rate Cap Agreement.
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of December 29, 2020 (in thousands):

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	2026 and thereafter
Operating leases	$408,910	$39,928	$78,299	$61,347	$229,336
Finance leases	191	138	36	17	—
Long-term debt	115,420	52	120	115,125	123
Interest on long-term debt (1)	10,336	2,718	5,436	2,182	—
Purchase commitments (2)	25,217	20,077	5,012	128	—
Total (3)	$560,074	$62,913	$88,903	$178,799	$229,459

(1)Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 1.90%, a fee of 1.75% on the outstanding letters of credit and a 0.20% unused commitment fee on the unused balance of the revolver.
(2)Purchase commitments included in the table above are for commitments in excess of one year related to food purchases and supplies, information technology service agreements and a long-term beverage supply agreement.
(3)The above table excludes purchase commitments related to certain vendors that supply food products, construction, marketing and other service-related arrangements which occur in the normal course of business and are typically short-term in nature. Other obligations excluded from the above table include contingent rent payments, property taxes, insurance payments and common area maintenance costs.
Off-Balance Sheet and Other Arrangements
At December 29, 2020, we had a $250 million revolving credit facility, of which $17.3 million was reserved for outstanding letters of credit and $117.7 million was unused and available for borrowings. We did not have any material off-balance sheet arrangements.
Stock Repurchase Program
On February 26, 2016, the Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of our common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions.
During the fifty-two weeks ended December 29, 2020, the Company repurchased 496,356 shares of common stock for an average price per share of $8.49 for an aggregate cost of approximately $4.2 million, including incremental direct costs to acquire the shares. All of the Company's outstanding warrants expired on June 30, 2020. As of December 29, 2020, there was approximately $18.1 million remaining under the share repurchase program. We have no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on our stock price, market conditions and other factors.
During the fifty-two weeks ended December 31, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,411 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants.
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

Revenue Recognition
Company restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. We report revenue net of promotional allowances as well as sales taxes collected from customers and remitted to governmental taxing authorities. We sell gift cards to customers in our restaurants. The gift cards sold to customers have no stated expiration dates and are recorded in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We recognize revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon our specific historical redemption patterns. Recognized breakage revenue was not significant to any period presented in the consolidated statements of comprehensive (loss) income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods.
Franchise revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant, and renewal fees are deferred and recognized as revenue over the term of the renewal agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets with the current portion included in accrued liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, franchise revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
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
Goodwill and Indefinite-Lived Intangible Assets
We account for indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles-Goodwill and Other. Indefinite-lived intangible assets consist of goodwill and trademarks. Our goodwill and trademarks are not amortized, but instead are tested for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. We assess goodwill and trademark for impairment annually in the fourth quarter of each fiscal year or whenever an indicator of impairment, such as disruptions to the business or unexpected significant declines in operating results or market capitalization, arises.
Based on the similarity of products, processes and customers across all our restaurants and the operating results regularly reviewed by our chief operating decision maker, we determined we have only one reporting unit and all goodwill is assigned to our single reporting unit when assessing goodwill for impairment. We evaluate goodwill for impairment by comparing the fair value of our reporting unit to the carrying value. In fiscal 2019, we adopted Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, which eliminated step 2 from the goodwill impairment test. As such, we would recognize a goodwill impairment charge for the amount by which our reporting unit's carrying value exceeds the fair value.

In assessing potential goodwill impairment, we have the option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the fair value of our reporting unit is less than the carrying value. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying value, we perform a quantitative impairment test. In the first quarter of fiscal 2020, the unexpected significant disruption to our business resulting from the COVID-19 pandemic, coupled with a sustained decline in our stock price, were determined to be indicators of impairment. Additionally, in fiscal 2019, a sustained decline in our stock price, which is an indicator of impairment, coincided with the annual goodwill impairment assessment. As such, we performed quantitative impairment assessments for fiscal 2020 and fiscal 2019 and determined that the fair value of our reporting unit was less that the carrying value, which resulted in goodwill impairment charges of $87.3 million and $118.3 million during fiscal 2020 and 2019, respectively. In fiscal 2018, we assessed qualitative factors and determined that the fair value of our reporting unit was more likely than not greater than the carrying value.
For the quantitative goodwill impairment assessments in fiscal 2020 and fiscal 2019, we estimated the fair value of our reporting units using a combination of the discounted cash flow method and guideline public company method. Significant assumptions and estimates used in the discounted cash flow method include future revenues, operating costs, working capital changes, capital expenditures and a discount rate that approximates our weighted average cost of capital. Significant assumptions used in the guideline public company method include the selection of comparable companies.
In conjunction with the quantitative goodwill impairment assessments in fiscal 2020 and fiscal 2019, we also performed quantitative impairment assessments of our indefinite-lived trademarks using the relief from royalty method. Significant assumptions and estimates used in the relief from royalty method include future revenues, the royalty rate, brand maintenance expenses and a discount rate that approximates our weighted average cost of capital. Based on the quantitative impairment assessments, we recorded a trademark impairment charge of $11.9 million during fiscal 2020, and there was no impairment of our indefinite-lived trademarks during fiscal 2019. In fiscal 2018, we assessed qualitative factors and determined that the fair value of our indefinite-lived trademarks was more likely than not greater than the carrying value.
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
Insurance Reserves
Given the nature of our operating environment, we are subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, we maintain insurance for individual claims in excess of deductibles per claim (insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability). Beginning in Fiscal 2020, one workers compensation claim per policy year has a deductible of $0.75 million in California only. The amount of loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both specific and industry data, as well as general economic information. Loss reserves are based on estimates of expected losses for reported claims and used as the basis for estimating claims incurred but not reported. The estimation process for loss exposure requires us to continuously monitor and evaluate the life cycle of claims. We also monitor the reasonableness of the judgments made in the prior year’s estimation process (referred to as hindsight analysis) and adjust current year assumptions based on the hindsight analysis. We utilize actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liability. We are not the primary obligor for our worker's compensation insurance policy, so therefore, we record a liability up to our deductible exposure.
Rent Expense

We have non-cancelable lease agreements for certain restaurant land and buildings under terms ranging up to 50 years, with one to four options to extend the lease generally for five to ten years per option period. At inception, each lease is evaluated to determine whether it will be classified as an operating or finance lease. Certain leases provide for contingent rentals based on percentages of net sales or have other provisions obligating us to pay related property taxes and certain other expenses. Contingent rentals are generally based on sales levels in excess of stipulated amounts as defined in the lease agreement, and thus are not considered minimum lease payments and are included in rent expense as incurred. Certain leases contain fixed and determinable escalation clauses for which we recognize rental expense under these leases on the straight-line basis over the lease terms, which includes the period of time from when we take possession of the leased space until the restaurant opening date (the rent holiday period), and the cumulative expense recognized on the straight-line basis in excess of the cumulative payments is included in operating lease right-of-use asset. In addition, we sublease certain buildings to franchisees and other unrelated third parties, which are classified as operating leases.
Restaurant Closure Charges, Net
We make decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. We determine if discontinued operations treatment is appropriate and estimate the future obligations, if any, associated with the closure of restaurants and record the corresponding restaurant closure liability at the time the restaurant is closed. Prior to the adoption of Topic 842, these restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net were comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the restaurant closure liability during the period, and any positive or negative adjustments to the restaurant closure liability in subsequent periods as more information becomes available. After the adoption of Topic 842, these restaurant closure obligations primarily consist of rent, property tax and common area maintenance on closed restaurant properties and the present value of non-lease executory costs for closed restaurant properties, net of non-lease executory costs to be recovered from sublessees. Changes to the estimated liability for future non-lease executory costs based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. The change resulting from the adoption of Topic 842 led to an increase in restaurant closure charges for the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019, as compared to the fifty-two weeks ended January 1, 2019.
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
We maintain deferred tax liabilities related to trademarks and other indefinite-lived assets that are not netted against the deferred tax assets as reversal of the taxable temporary difference cannot serve as a source for realization of the deferred tax assets, because the deferred tax liability will not reverse until some indefinite future period when the assets are either sold or written down due to an impairment. We have determined that we do meet the “more likely than not” threshold that all net operating losses, tax credits and other deferred tax assets will be realized. We considered the weight of both positive and negative evidence and concluded that it is more likely than not that the net deferred tax assets will be realized and that no valuation allowance was required as of the balance sheet dates presented in this annual report on Form 10-K. Accordingly, a valuation allowance is not required.
Stock-Based Compensation
We measure and recognize compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated grant date fair values using the Black-Scholes option pricing model for stock option grants and the closing price of the underlying common stock on the date of the grant for restricted stock awards. Stock-based compensation expense for our share-based compensation awards is recognized ratably over the vesting period on a straight-line vesting schedule.
In order to calculate the fair value of stock options and the associated compensation costs for share-based awards, we utilize the Black-Scholes option pricing model, and we have developed estimates of various inputs including forfeiture rate, expected term, expected volatility and risk-free interest rate. These assumptions generally require significant judgment. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected life of options granted is derived from the average of the contractual term of the option and the vesting period. Expected volatility was based on the historical volatility of the Company's stock for a period approximating the expected life. We calculate the risk-free interest rate using published U.S. Treasury rates in effect at the time of the grant with similar duration of the expected life of the options. We have not paid any dividends through December 29, 2020; therefore, we used an expected dividend yield of zero for the valuation of options granted prior to December 29, 2020.

If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and therefore, should be used to estimate volatility or expected life, the fair value calculated for stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense is included within general and administrative expenses.
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
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Company restaurant sales	$446,805	$473,991	$471,193
Restaurant operating expenses	374,694	392,182	378,572
Restaurant contribution	$72,111	$81,809	$92,621
Restaurant contribution margin	16.1%	17.3%	19.7%

A reconciliation of (loss) income from operations to restaurant contribution is provided below:

(Amounts in thousands)	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
(Loss) income from operations	$(86,989)	$(107,043)	$34,033
Less:
Franchise revenue	(20,763)	(19,002)	(17,569)
Franchise advertising contributions	(15,116)	(14,516)	(13,300)
Franchise sublease income and other	(9,199)	(5,442)	(3,428)
Plus:
General and administrative	43,996	43,877	43,773
Franchise advertising expenses	15,116	14,516	13,300
Depreciation and amortization	26,599	25,488	25,794
Occupancy and other - franchise subleases and other	8,083	4,463	3,167
Pre-opening costs	471	1,650	1,584
Impairment of goodwill	87,277	118,250	—
Impairment of trademarks	11,900	—	—
Impairment of long-lived assets	8,287	7,159	3,861
Restaurant closure charges, net	2,048	2,961	394
Loss on disposal of assets and adjustments to assets held for sale, net	401	9,448	1,012
Restaurant contribution	$72,111	$81,809	$92,621
Company restaurant sales	$446,805	$473,991	$471,193
Restaurant contribution margin	16.1%	17.3%	19.7%
The following table sets forth reconciliations of net (loss) income to EBITDA and Adjusted EBITDA (in thousands):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Net (loss) income	$(89,738)	$(118,285)	$18,959
Non-GAAP adjustments:
(Benefit) provision for income taxes	(2,062)	4,371	6,659
Interest expense	4,811	7,235	9,075
Depreciation and amortization	26,599	25,488	25,794
EBITDA	(60,390)	(81,191)	60,487
Stock-based compensation expense (a)	5,652	6,293	6,079
Loss on disposal of assets and adjustments to assets held for sale, net (b)	401	9,448	1,012
Impairment of goodwill (c)	87,277	118,250	—
Impairment of trademarks (d)	11,900	—	—
Impairment of long-lived assets (e)	8,287	7,159	3,861
Restaurant closure charges, net (f)	2,048	2,961	394
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(297)	—	(767)
Pre-opening costs (h)	471	1,650	1,584
Sublease income for closed restaurants (i)	(1,075)	(871)	—
Executive transition costs (j)	287	438	—
Other income (k)	—	(364)	(660)
Adjusted EBITDA	$54,561	$63,773	$71,990

(a)Includes non-cash, stock-based compensation.
(b)Loss on disposal of assets and adjustments to assets held for sale, net includes adjustments to reduce the carrying amount for assets held for sale to estimated fair value less cost to sell, remeasurement losses for assets held for sale reclassified back to held for use, loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees, gains from the write-off of right-of-use assets and operating lease liabilities related to the termination of leases and net gains or losses recorded associated with sale-leaseback transactions.
(c)Includes non-cash charges related to impairment of goodwill.
(d)Includes non-cash charges related to impairment of trademarks.
(e)Includes non-cash charges related to impairment of long-lived assets.
(f)Starting in 2019, restaurant closure costs include rent expense, non-lease executory costs, other direct costs associated with previously closed restaurants and future obligations associated with the closure of a restaurant. Prior to 2019, restaurant closure costs include costs related to future obligations associated with the closure or net sublease shortfall of a restaurant and lease termination costs, partially offset by sublease income from leases which are treated as deemed landlord financing.
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

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of December 29, 2020, we had outstanding variable rate borrowings of $115.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.2 million on an annualized basis.
Commodity Price Risk
We purchase certain products that are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions, potential cross-border taxes and tariffs and other factors which are not considered predictable or within our control. Although these products are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements used contain risk management techniques designed to minimize price volatility. In many cases, we believe we will be able to address material commodity cost increases by adjusting menu pricing or making other operational adjustments that increase productivity. However, increases in commodity prices, without adjustments to menu prices, could increase restaurant operating costs as a percentage of restaurant sales. We could also experience price volatility or shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 pandemic.
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, rent, general and administrative and other costs, all of which can materially impact operations. We have a substantial number of hourly employees who are paid wage rates based on the applicable federal, state or local minimum wage, and increases in the minimum wage will increase our labor costs.
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020, increased to $14.00 per hour on January 1, 2021 and will then increase to

$15.00 per hour on January 1, 2022. Based on our current number of restaurants in California, this is expected to impact 328 restaurants in California, of which 207 are company-operated and 121 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, $11.00 per hour in 2019, $12.00 per hour in 2020, and $12.15 per hour on January 1, 2021. The law provides up to five days of paid sick leave per year. The law impacted 39 franchise-operated restaurants, excluding certain Arizona restaurants with local minimum wage requirements that are higher than the Arizona state requirements.
On January 1, 2021, the minimum wage in Flagstaff, Arizona increased to $15.00 per hour. It will then increase to $15.50 per hour or $2.00 per hour higher than the Arizona state minimum wage, whichever is higher, on January 1, 2022. Starting January 1, 2023, the minimum wage will increase based on the Consumer Price Index or will increase to $2.00 per hour higher than the Arizona state minimum wage, whichever is higher. This local ordinance in Flagstaff impacted two franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law impacted 39 company-operated restaurants and nine franchise-operated restaurants.
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

ITEM 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 29, 2020 and December 31, 2019	75
Consolidated Statements of Comprehensive (Loss) Income for the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019	76
Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019	77
Consolidated Statements of Cash Flows for the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019	78
Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Del Taco Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Del Taco Restaurants, Inc. (the Company) as of December 29, 2020 and December 31, 2019, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2020, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of indefinite-lived intangibles including goodwill and trademarks
Description of the Matter
As of December 29, 2020, the balance of indefinite-lived intangibles including goodwill and trademarks was $317.4 million, which includes current period impairment charges of $99.2 million. The Company conducts annual goodwill and trademark impairment tests in the fourth quarter of each fiscal year or whenever an indicator of impairment exists. As explained in Note 6 to the consolidated financial statements, in March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close restaurant dining rooms and operate with only drive-thru, take-out and delivery orders. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a decline in the Company's stock price were determined to be indicators of impairment. Accordingly, the Company performed an interim quantitative goodwill impairment assessment as of March 24, 2020 in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a goodwill impairment charge equal to the excess of the reporting unit's carrying value above its fair value. The Company also performed a quantitative impairment assessment of its indefinite-lived trademarks using the relief from royalty method to determine the fair value of its trademarks, determining the fair value of its trademarks was less than its carrying value and recognized an impairment charge equal to the excess of the trademarks' carrying value above their fair value.

Auditing the impairment of indefinite-lived intangibles including goodwill and trademark is complex and challenging due to the significant judgment and estimation needed to develop the prospective financial information used as part of the impairment analysis. The highly judgmental nature of forecasting future revenues and operating costs, among other inputs and assumptions, requires significant auditor judgment as these assumptions have a significant impact on the results of the impairment analysis.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment assessment process. This included controls over the Company’s review of potential impairment indicators, the impairment calculations, the significant assumptions, and the data inputs used.

Our audit procedures included, among others, evaluating the methodologies used in assessing goodwill and trademarks for impairment, the significant assumptions, including restaurant sales, food and paper costs, labor costs, discount rate, royalty rates, and testing the underlying data used by the Company. We compared the assumptions used by the Company to historical and market trends and evaluated changes in the assumptions from prior year. In addition, we evaluated the Company’s forecasts considering the continuing impacts of the COVID-19 pandemic. We involved a specialist to assist in evaluating the methodologies and assumptions, including the discount and royalty rates, used by management in the fair value determination of goodwill and the Company’s trademarks. Further, we have evaluated the Company’s indefinite-lived intangibles including goodwill impairment disclosures included in Note 6 in relation to this matter.

Impairment of long-lived assets, including property and equipment, net and operating lease right-of-use assets
Description of the Matter
As of December 29, 2020, the net balance of long-lived assets, including property and equipment and operating lease right-of-use assets was $395.8 million, which includes current period impairment charges totaling $8.3 million. As explained in Note 3 to the consolidated financial statements, the Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or other qualitative factors indicate that the Company’s long-lived asset balances are not recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, an impairment charge is recorded to write the asset group down to its estimated fair value. The Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in impairment charges during the year.

Auditing the Company’s impairment assessment for long-lived assets is challenging because of the subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment. Additionally, significant judgment is used in evaluating the assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the assets as well as the significant estimation used in developing prospective financial information. The prospective financial information includes assumptions related to undiscounted cash flows such as expected future earnings and the discount rate applied to such cash flows. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment assessment process. This included controls over management’s review of impairment indicators and the significant assumptions and the data inputs used to estimate cash flows.

Our audit procedures included, among others, assessing the methodologies and testing the completeness and accuracy of the Company’s evaluation of indicators of impairment, including the analysis of restaurant level operating results as well as events or changes in circumstances. As part of our evaluation, we considered location specific operating results, market conditions, including economic trends, and changes to the Company’s operations, in assessing whether an indicator of impairments exists. Our audit procedures also included evaluating the significant assumptions for the determination of fair value of long-lived asset groups and testing the underlying data used in management’s estimation for relevancy, completeness and accuracy. Evaluating the significant assumptions used by management in the impairment assessment involved considering current and past performance of the Company’s restaurants, evaluating whether the assumptions were consistent with evidence obtained in other areas of the audit and with key performance indicators across the industry. In addition, we evaluated the Company’s forecasts considering the continuing impacts of the COVID-19 pandemic.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Irvine, California
March 10, 2021

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 29, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,912	$1,421
Accounts and other receivables, net	5,463	3,580
Inventories	2,799	3,123
Prepaid expenses and other current assets	2,078	2,289
Assets held for sale	1,495	8,411
Total current assets	19,747	18,824
Property and equipment, net	146,706	156,921
Operating lease right-of-use assets	249,071	258,278
Goodwill	108,979	192,739
Trademarks	208,400	220,300
Intangible assets, net	9,754	10,827
Other assets, net	4,652	4,568
Total assets	$747,309	$862,457
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$18,683	$19,652
Other accrued liabilities	45,413	34,577
Current portion of finance lease obligations and other debt	190	220
Current portion of operating lease liabilities	22,648	17,848
Total current liabilities	86,934	72,297
Long-term debt, finance lease obligations and other debt, excluding current portion, net	114,418	144,581
Operating lease liabilities, excluding current portion	251,958	257,361
Deferred income taxes	61,485	69,510
Other non-current liabilities	19,760	16,601
Total liabilities	534,555	560,350
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 36,828,237 shares issued and outstanding at December 29, 2020; 37,059,202 shares issued and outstanding at December 31, 2019	4	4
Additional paid-in capital	333,712	333,379
Accumulated other comprehensive loss	—	(52)
Accumulated deficit	(120,962)	(31,224)
Total shareholders’ equity	212,754	302,107
Total liabilities and shareholders’ equity	$747,309	$862,457
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except share and per share data)

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Revenue:
Company restaurant sales	$446,805	$473,991	$471,193
Franchise revenue	20,763	19,002	17,569
Franchise advertising contributions	15,116	14,516	13,300
Franchise sublease and other income	9,199	5,442	3,428
Total revenue	491,883	512,951	505,490
Operating expenses:
Restaurant operating expenses:
Food and paper costs	120,845	130,711	128,873
Labor and related expenses	148,183	156,095	151,954
Occupancy and other operating expenses	105,666	105,376	97,745
General and administrative	43,996	43,877	43,773
Franchise advertising expenses	15,116	14,516	13,300
Depreciation and amortization	26,599	25,488	25,794
Occupancy and other - franchise subleases and other	8,083	4,463	3,167
Pre-opening costs	471	1,650	1,584
Impairment of goodwill	87,277	118,250	—
Impairment of trademarks	11,900	—	—
Impairment of long-lived assets	8,287	7,159	3,861
Restaurant closure charges, net	2,048	2,961	394
Loss on disposal of assets and adjustments to assets held for sale, net	401	9,448	1,012
Total operating expenses	578,872	619,994	471,457
(Loss) income from operations	(86,989)	(107,043)	34,033
Other expense (income), net
Interest expense	4,811	7,235	9,075
Other income	—	(364)	(660)
Total other expense, net	4,811	6,871	8,415
(Loss) income from operations before (benefit) provision for income taxes	(91,800)	(113,914)	25,618
(Benefit) provision for income taxes	(2,062)	4,371	6,659
Net (loss) income	(89,738)	(118,285)	18,959
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	—	(364)	122
Reclassification of interest rate cap amortization included in net (loss) income, net of tax	52	132	44
Total other comprehensive income (loss), net	52	(232)	166
Comprehensive (loss) income	$(89,686)	$(118,517)	$19,125
(Loss) earnings per share:
Basic	$(2.41)	$(3.20)	$0.50
Diluted	$(2.41)	$(3.20)	$0.49
Weighted-average shares outstanding:
Basic	37,161,921	37,018,445	38,106,057
Diluted	37,161,921	37,018,445	38,683,959

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 2, 2018	$—	38,434,274	$4	$349,334	$14	$66,897	$416,249
Adjustment for adoption of new revenue recognition standard, net of tax	—	—	—	—	—	(707)	(707)
Net income	—	—	—	—	—	18,959	18,959
Other comprehensive income, net of tax	—	—	—	—	166	—	166
Comprehensive income							19,125
Stock-based compensation	—	—	—	6,079	—	—	6,079
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	257,389	—	(2,378)	—	—	(2,378)
Exercise of stock options	—	21,750	—	222	—	—	222
Repurchase of common stock and warrants	—	(1,408,071)	—	(16,316)	—	—	(16,316)
Balance at January 1, 2019	—	37,305,342	4	336,941	180	85,149	422,274
Adjustment for adoption of new lease standard, net of tax	—	—	—	—	—	1,912	1,912
Net loss	—	—	—	—	—	(118,285)	(118,285)
Other comprehensive loss, net of tax	—	—	—	—	(232)	—	(232)
Comprehensive loss							(118,517)
Stock-based compensation	—	—	—	6,293	—	—	6,293
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	316,341	—	(2,602)	—	—	(2,602)
Exercise of stock options	—	12,000	—	120	—	—	120
Repurchase of common stock and warrants	—	(574,481)	—	(7,373)	—	—	(7,373)
Balance at December 31, 2019	—	37,059,202	4	333,379	(52)	(31,224)	302,107
Net loss	—	—	—	—	—	(89,738)	(89,738)
Other comprehensive income, net of tax	—	—	—	—	52	—	52
Comprehensive loss							(89,686)
Stock-based compensation	—	—	—	5,652	—	—	5,652
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	265,391	—	(999)	—	—	(999)
Repurchase of common stock	—	(496,356)	—	(4,222)	—	—	(4,222)
Acquisition of non-controlling interest	—	—	—	(98)	—	—	(98)
Balance at December 29, 2020	$—	36,828,237	$4	$333,712	$—	$(120,962)	$212,754
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Operating activities
Net (loss) income	$(89,738)	$(118,285)	$18,959
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Allowance for doubtful accounts	30	41	45
Depreciation and amortization	26,599	25,488	25,794
Amortization of favorable and unfavorable lease assets and liabilities, net	—	—	(767)
Amortization of deferred financing costs, debt discount and interest rate cap	333	550	445
Amortization of operating lease assets	22,035	21,681	—
Stock-based compensation	5,652	6,293	6,079
Deferred income taxes	(8,040)	(583)	1,097
Loss on disposal of assets and adjustments to assets held for sale, net	401	9,448	1,012
Impairment of goodwill	87,277	118,250	—
Impairment of trademarks	11,900	—	—
Impairment of long-lived assets	8,287	7,159	3,861
Restaurant closure charges	168	—	449
Other income	—	—	(523)
Change in operating assets and liabilities:
Accounts and other receivables, net	(1,913)	(349)	616
Inventories	324	(191)	(220)
Prepaid expenses and other current assets	3,710	(732)	1,949
Other assets	(227)	(273)	(125)
Accounts payable	(471)	(271)	2
Operating lease liabilities	(21,057)	(18,846)	—
Other accrued liabilities	11,530	(1,308)	(488)
Other non-current liabilities	2,963	973	3,647
Net cash provided by operating activities	59,763	49,045	61,832

Investing activities
Purchases of property and equipment	(22,019)	(43,696)	(48,032)
Proceeds from disposal of property and equipment, net	3,638	14,107	1,323
Purchases of other assets	(1,730)	(2,039)	(1,474)
Acquisition of franchisees	—	(4,832)	(1,841)
Proceeds from sale of company-operated restaurants, net	2,558	7,187	—
Net cash used in investing activities	(17,553)	(29,273)	(50,024)

Financing activities
Repurchase of common stock and warrants	(4,222)	(7,373)	(16,316)
Proceeds from deemed landlord financing liabilities	—	—	2,675
Payments on finance leases, other debt and deemed landlord financing	(218)	(635)	(1,417)
Proceeds from revolving credit facility	66,000	41,000	31,000
Payments on revolving credit facility	(96,000)	(55,000)	(25,000)
Purchase of noncontrolling interest	(280)	—	—
Payment of tax withholding related to restricted stock vesting, option exercises and distribution of restricted stock units	(999)	(2,602)	(2,378)
Proceeds from exercise of stock options	—	120	222
Payment of debt issue costs	—	(1,014)	—
Net cash used in financing activities	(35,719)	(25,504)	(11,214)
Net increase (decrease) in cash and cash equivalents	6,491	(5,732)	594
Cash and cash equivalents, beginning of period	1,421	7,153	6,559
Cash and cash equivalents, end of period	$7,912	$1,421	$7,153

Supplemental cash flow information:
Cash paid during the period for interest	$4,090	$6,919	$8,823
Cash paid during the period for income taxes	3,456	3,856	3,061
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$4,012	$5,729	$5,691
Write-offs against bad debt reserves	—	30	26
Amortization of interest rate cap into net (loss) income, net of tax	52	132	44
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	—	(364)	122
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	18,926	298,942	—
Finance lease right-of-use assets obtained in exchange for lease obligations (1)	—	1,185	—
Impairment of operating lease right-of-use assets related to the adoption of new accounting pronouncements	—	3,116	—
(1) Amounts for the fifty-two weeks ended December 31, 2019 include the transition adjustment for the adoption of Topic 842 discussed in Note 2 to the consolidated financial statements.

See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements

1. Description of Business

Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”), one of which is Del Taco LLC which has all of the material assets and operations of the Company. The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At December 29, 2020, there were 295 company-operated and 301 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam. At December 31, 2019, there were 300 company-operated and 296 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
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

The Company uses a fifty-two or fifty-three week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2020, 2019 and 2018 are fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2020, the Company’s financial statements reflect the fifty-two weeks ended December 29, 2020. For fiscal year 2019, the Company's financial statements reflect the fifty-two weeks ended December 31, 2019. For fiscal year 2018, the Company’s financial statements reflect the fifty-two weeks ended January 1, 2019.

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Variable Interest Entities
In accordance with ASC 810, Consolidation, the Company applies the guidance related to variable interest entities ("VIE"), which defines the process for how an enterprise determines which party consolidates a VIE as primarily a qualitative analysis. The enterprise that consolidates the VIE (the primary beneficiary) is defined as the enterprise with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The Company franchises its operations through franchise agreements entered into with franchisees and therefore, the Company does not possess any ownership interests in franchise entities or other affiliates. The franchise agreements are designed to provide the franchisee with key decision-making ability to enable it to oversee its operations and to have a significant impact on the success of the franchise, while the Company’s decision-making rights are related to protecting the Company’s brand. Based upon the Company’s analysis of all the relevant facts and considerations of the franchise entities, the Company has concluded that the franchise agreements are not variable interest entities.
Revenue Recognition
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers.
Company restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. The Company reports revenue net of promotional allowances as well as sales taxes collected from customers and remitted to governmental taxing authorities.
Franchise revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant, and renewal fees are deferred and recognized as revenue over the term of the renewal agreement. Development fees and franchise fees are generally recognized as revenue upon the termination of the development agreement with the franchisee. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets with the current portion included in accrued liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, franchise revenue also includes pass-through fees for services, such as software maintenance and technology subscriptions, since the Company is considered the principal related to the purchase and sale of the services to the franchisee and has no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of December 29, 2020 is as follows (in thousands):

FY 2021	$198
FY 2022	199
FY 2023	191
FY 2024	188
FY 2025	188
Thereafter	2,116
Total deferred franchise fees	$3,080
Franchise advertising contributions consist of a percentage of a franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides. The offset is recorded to franchise advertising expenses. Starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks and then adjusted the advertising contribution percentage back to 4.0% for the balance of 2020.
Franchise sublease and other income consists of rental income received from franchisees related to properties where the Company has subleased a leasehold interest to the franchisee but remain primarily liable to the landlord. The related expenses are recognized in occupancy and other - franchise subleases and other. Franchise sublease and other income also includes rental income for closed restaurant properties where the Company has subleased to a third party but remain primarily liable to the landlord. The related expenses are recognized in restaurant closure charges, net. Franchise sublease and other income also includes information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that the Company occasionally purchases from third party vendors and then sells to franchisees. Since the Company is considered the principal related to the purchase and sale of the hardware to the franchisee and has no remaining performance obligations, the franchisee reimbursement is recognized as franchise sublease and other income upon transfer of the hardware. The related expenses are recognized in occupancy and other - franchise subleases and other.
Gift Cards
The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income totaled $3.1 million as of both December 29, 2020 and December 31, 2019. The current portion of the deferred gift card income is included in other accrued liabilities on the consolidated balance sheets and totaled approximately $1.7 million and $1.6 million as of December 29, 2020 and December 31, 2019, respectively. The non-current portion of the deferred gift card income was approximately $1.5 million as of both December 29, 2020 and December 31, 2019 and is included in other non-current liabilities on the consolidated balance sheets. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized gift card breakage revenue was not significant to any period presented in the consolidated statements of comprehensive (loss) income. Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods but is not expected to be significant.
Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.
Accounts and Other Receivables, Net
Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor, delivery service providers ("DSPs") and landlords. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor, receivables from DSPs are for company restaurant sales related to delivery orders fulfilled by the DSPs and the landlord receivables are for earned landlord reimbursement related to restaurants opened. The allowance for doubtful accounts is based on expected credit losses utilizing a range of information, including historical collections experience and a review on a specific identification basis of the collectability of existing receivables, and totaled approximately $0.1 million and as of both December 29, 2020 and December 31, 2019.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Vendor Allowances
The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products. The non-current portion of reimbursements received by the Company in advance is included in other non-current liabilities on the consolidated balance sheets and totaled $27,000 and $0.3 million as of December 29, 2020 and December 31, 2019, respectively. The current portion of these reimbursements is included in other accrued liabilities on the consolidated balance sheets and totaled $0.4 million as of both December 29, 2020 and December 31, 2019.
Inventories
Inventories, consisting of food items, packaging and beverages, are valued at the lower of cost (first-in, first-out method) or net realizable value.
Assets Held for Sale
Assets held for sale include the net book value of property and equipment and goodwill for Company-operated restaurants that the Company plans to sell within the next year to new or existing franchisees, as well as the net book value of owned property that the Company plans to sell within the next year. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value, less estimated costs to sell. If the determination is made that the Company no longer expects to sell an asset within the next year, the asset is reclassified out of assets held for sale.
Property and Equipment
Property and equipment includes land, buildings, leasehold improvements, restaurant and other equipment, restaurant property leased to others and buildings under finance leases. Land, buildings, leasehold improvements, restaurant and other equipment acquired in business combinations are initially recorded at their estimated fair value. Land, buildings, leasehold improvements, restaurant and other equipment acquired or constructed in the normal course of business are initially recorded at cost. The Company provides for depreciation and amortization based on the estimated useful lives of assets using the straight-line method.

Estimated useful lives for property and equipment are as follows:

Buildings	20–35 years
Leasehold improvements	Shorter of useful life (typically 20 years) or lease term
Buildings under finance leases	Shorter of useful life (typically 20 years) or lease term
Restaurant and other equipment	3–15 years
The estimated useful lives for leasehold improvements are based on the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when the Company would suffer an economic penalty if not exercised. Depreciation and amortization expense associated with property and equipment totaled $23.2 million for the fifty-two weeks ended December 29, 2020, $22.7 million for the fifty-two weeks ended December 31, 2019 and $23.1 million for the fifty-two weeks ended January 1, 2019. These amounts include $0.2 million for the fifty-two weeks ended December 29, 2020 and $0.5 million for the fifty-two weeks ended December 31, 2019 related to buildings under finance leases, as well as $0.9 million for the fifty-two weeks ended January 1, 2019 related to buildings under capital leases. Accumulated depreciation and amortization associated with property and equipment includes $0.3 million related to buildings under finance leases as of both December 29, 2020 and December 31, 2019.
The Company capitalizes construction costs which consist of internal payroll and payroll related costs and travel costs related to the successful acquisition, development, design and construction of the Company's new restaurants. Capitalized construction costs totaled $0.8 million for the fifty-two weeks ended December 29, 2020, $1.8 million for the fifty-two weeks ended December 31, 2019 and $1.6 million for the fifty-two weeks ended January 1, 2019. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
capitalized development costs are expensed and included in general and administrative expenses in the consolidated statements of comprehensive (loss) income. The Company capitalizes interest in connection with the construction of its restaurants. Interest capitalized totaled approximately $34,000 for the fifty-two weeks ended December 29, 2020 and $0.1 million for both the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019.
Gains and losses on the disposal of assets are recorded as the difference between the net proceeds received, if any, and net carrying values of the assets disposed and are included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income.
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
During the fifty-two weeks ended December 29, 2020, in the first quarter, the Company identified indicators of impairment and performed quantitative impairment assessments, which resulted in a non-cash impairment of goodwill of $87.3 million and a non-cash impairment of trademarks of $11.9 million. See Note 6, Goodwill and Other Intangible Assets, for further discussion.
During the fourth quarter of 2020, the Company performed its annual impairment test using a qualitative assessment to determine whether it is more likely than not that the fair value of goodwill or indefinite-lived trademarks is less than the carrying value. Based on the qualitative assessment, the Company determined that no additional goodwill or trademark impairment was needed.
Intangible Assets, Net
Intangible assets primarily include franchise rights, reacquired franchise rights and sublease assets. Franchise rights, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the Closing Date of the Business Combination, are amortized on a straight-line basis to depreciation and amortization expense in the consolidated statements of comprehensive (loss) income over the remaining term of the franchise agreements. Reacquired franchise rights, which represent the fair value of reacquired rights that were previously granted to franchisees to use Del Taco's trade name under a franchise agreement, are amortized on a straight-line basis to depreciation and amortization in the consolidated statements of comprehensive (loss) income over the term of the former franchise agreement. Sublease assets, which represent subleases with stated rent above comparable market rents, are amortized to sublease income over the term of the related sublease.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Other Assets, Net
Other assets, net consist of security deposits, straight-line rental income related to subleases and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized over the estimated useful life, typically three to five years. The net carrying value of capitalized software costs for the Company totaled $2.5 million and $2.9 million as of December 29, 2020 and December 31, 2019, respectively, and is included in other assets, net in the consolidated balance sheets. Capitalized software costs totaled $1.6 million for the fifty-two weeks ended December 29, 2020, $2.0 million for the fifty-two weeks ended December 31, 2019 and $1.5 million for the fifty-two weeks ended January 1, 2019. Amortization expenses totaled $1.9 million for the fifty-two weeks ended December 29, 2020, $1.4 million for the fifty-two weeks ended December 31, 2019 and $1.2 million for the fifty-two weeks ended January 1, 2019.
Long-Lived Assets
Long-lived assets, including property and equipment and definite-lived intangible assets, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using the discounted value of the estimated cash flows associated with the respective restaurant or agreement. During the fifty-two weeks ended December 29, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $8.3 million related to eight restaurants. During the fifty-two weeks ended December 31, 2019, the Company recorded an impairment charge totaling $7.2 million related to seven restaurants. During the fifty-two weeks ended January 1, 2019, the Company recorded an impairment charge totaling $3.9 million related to five restaurants.
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
Insurance Reserves
Given the nature of the Company’s operating environment, the Company is subject to workers’ compensation and general liability claims. To mitigate a portion of these risks, the Company maintains insurance for individual claims in excess of deductibles per claim. The Company’s insurance deductibles range from $0.25 million to $0.50 million per occurrence for workers’ compensation and are $0.35 million per occurrence for general liability. Beginning in 2020, one workers compensation claim per policy year has a deductible of $0.75 million in California only. The amount of loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company-specific and industry data, as well as general economic information. Loss reserves are based on estimates of expected losses for determining reported claims and used as the basis for estimating claims incurred but not reported. The estimation process for loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Management also monitors

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
the reasonableness of the judgments made in the prior year’s estimation process (referred to as hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. The Company utilizes actuarial methods to evaluate open claims and estimate the ongoing development exposure related to workers’ compensation and general liability. The Company is not the primary obligor for its workers' compensation insurance policy, so therefore, the Company records a liability up to its deductible exposure.
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
Advertising Costs
Franchisees pay a weekly fee to the Company of 4.0% of their restaurants’ net sales as reimbursement for advertising and promotional services that the Company provides. As a result of the COVID-19 pandemic, starting the last fiscal week of the first quarter of 2020, the Company decreased franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks and then adjusted the advertising contribution percentage back to 4.0% for the balance of 2020.

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive (loss) income for company expenses and included in franchise advertising expenses in the consolidated statements of comprehensive (loss) income for franchise expenses. Advertising expenses for the Company were $16.4 million for the fifty-two weeks ended December 29, 2020, $18.8 million for the fifty-two weeks ended December 31, 2019 and $19.0 million for the fifty-two weeks ended January 1, 2019.
Pre-opening Costs
Pre-opening costs, which include restaurant labor, supplies, cash and non-cash rent expense and occupancy and other operating costs incurred prior to the opening of a new restaurant are expensed as incurred. Pre-opening costs were $0.5 million for the fifty-two weeks ended December 29, 2020, $1.7 million for the fifty-two weeks ended December 31, 2019, and $1.6 million for the fifty-two weeks ended January 1, 2019.
Restaurant Closure Charges, Net
The Company makes decisions to close restaurants based on their cash flows, anticipated future profitability and leasing arrangements. The Company determines if discontinued operations treatment is appropriate and estimates the future obligations, if any, associated with the closure of restaurants and records the corresponding restaurant closure liability at the time the restaurant is closed. Prior to the adoption of Topic 842, these restaurant closure obligations primarily consist of the liability for the present value of future lease obligations, net of estimated sublease income. Restaurant closure charges, net were comprised of direct costs related to the restaurant closure and initial charges associated with the recording of the liability at fair value, accretion of the restaurant closure liability during the period, any positive or negative adjustments to the restaurant closure liability in subsequent periods as more information becomes available. After the adoption of Topic 842, these restaurant closure obligations primarily consist of rent, property tax and common area maintenance on closed restaurant properties and the present value of non-lease executory costs for closed restaurant properties, net of non-lease executory costs to be recovered from sublessees. Changes to the estimated liability for future non-lease executory costs based on new facts and circumstances are considered to be a change in estimate and are recorded prospectively. The change resulting from the adoption of Topic 842 led to an increase in restaurant closure charges for the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019 as compared to the fifty-two weeks ended January 1, 2019.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
The Company recognizes compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated grant date fair values using the Black-Scholes option pricing model for option grants and the closing price of the underlying common stock on the date of the grant for restricted stock awards. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and also based on management's expectations of employee turnover within the specific employee groups receiving the awards. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Stock-based compensation expense for the Company’s stock-based compensation awards is recognized ratably over the vesting period on a straight-line basis.
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
Derivative Instruments and Hedging Activities
The Company is exposed to variability in future cash flows resulting from fluctuations in interest rates related to its variable rate debt. As part of its overall strategy to manage the level of exposure to the risk of fluctuations in interest rates, the Company has used various interest rate contracts including interest rate caps. The Company recognized all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. When they qualified as hedging instruments, the Company designated interest rate caps as cash flow hedges of forecasted variable rate interest payments on certain debt principal balances.
For derivative instruments that were designated and qualified as cash flow hedges, the effective portion of the gain or loss on the derivative was reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Gains and losses on the derivative representing hedge ineffectiveness were recognized in current earnings.
The Company entered into interest rate derivative contracts with major banks and was exposed to losses in the event of nonperformance by these banks. However, these banks were able to fully satisfy their obligations under the contracts. Accordingly, the Company did not obtain collateral or other security to support the contracts. The Company's interest rate cap agreement, as discussed in Note 8, expired on March 31, 2020.
Contingencies
The Company recognizes liabilities for contingencies when an exposure indicates it is probable that an asset has been impaired or that a liability has been incurred, and the amount of impairment or loss can be reasonably estimated. The Company’s ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. The Company records legal settlement costs when those costs are probable and reasonably estimable.
Comprehensive (Loss) Income
Comprehensive (loss) income includes changes in equity from transactions and other events and circumstances from nonoperational sources, including, among other things, the Company’s unrealized gains and losses on effective interest rate caps which are included in other comprehensive (loss) income, net of tax.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Segment Information
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Company’s chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Management has determined that the Company has one operating segment and, therefore, one reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer; its CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis.
Related Party Transactions
There were no related party transactions in the fifty-two weeks ended December 29, 2020, the fifty-two weeks ended December 31, 2019 or the fifty-two weeks ended January 1, 2019.
Fair Value of Financial Instruments
The Company measures fair value using the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three tiers in the fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include:

•Level 1, defined as observable inputs such as quoted prices in active markets;
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
•Level 3, defined as unobservable inputs which reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques may include the use of third-party pricing services, option pricing models, discounted cash flow models and similar techniques.

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
The Company has entered into a long-term purchase agreement with a distributor for delivery of essentially all food and paper supplies to all company-operated and franchise-operated restaurants except for one restaurant in Guam. Disruption in shipments from this distributor could have a material adverse effect on the results of operations and financial condition of the Company. However, management of the Company believes sufficient alternative distributors exist in the marketplace although it may take some time to enter into replacement distribution arrangements and the cost of distribution may increase as a result.
As of December 29, 2020, Del Taco operated and franchised a total of 370 restaurants in California (232 company-operated and 138 franchise-operated restaurants). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, fires, earthquakes, other natural disasters or regional restrictions and regulations including those related to the COVID-19 pandemic.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Statements - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019. The Company adopted the requirements of this new standard in the first quarter of 2020, utilizing the modified retrospective approach. There was no material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which clarifies the accounting implementation costs in cloud computing arrangements. The standard is effective for fiscal years beginning after December 15, 2019. The Company adopted the requirements of this new standard in the first quarter of 2020, utilizing the prospective approach. There was no material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.

Recently Issued Accounting Standards
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
3. Impairment of Long-Lived Assets and Restaurant Closure Charges
Impairment of Long-Lived Assets

The Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold.  Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using the discounted value of the estimated cash flows associated with the respective restaurant or agreement, using Level 3 inputs. The impairment charges represent the excess of the aggregate carrying value of a restaurant's operating lease right-of-use asset, furniture, fixtures and equipment and leasehold improvements over their estimated fair value. Impairment charges are allocated to a restaurant's operating lease right-of-use assets, furniture, fixtures and equipment and leasehold improvements on a pro rata basis based on the respective assets' carrying values.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
During the fifty-two weeks ended December 29, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, and recorded an impairment charge totaling $8.3 million related to eight restaurants. During the fifty-two weeks ended December 31, 2019, the Company evaluated certain restaurants that had indicators of impairment based on operating performance and recorded an impairment charge totaling $7.2 million related to seven restaurants. During the fifty-two weeks ended January 1, 2019, the Company evaluated certain restaurants that had indicators of impairment based on operating performance and recorded an impairment charge totaling $3.9 million related to five restaurants. The Company wrote-off a portion of the operating lease right-of-use assets, furniture, fixtures and equipment and leasehold improvements based on the estimate of future recoverable cash flows.

In connection with the adoption of Topic 842, the Company evaluated the operating lease right-of-use assets for impairment, indicating the carrying amount of the operating lease assets for certain restaurants may not be recoverable, and recorded an impairment charge totaling $3.1 million at January 2, 2019 based on the estimates of future recoverable cash flows.

Restaurant Closure Charges, Net
The restaurant closure liability was $0.5 million and $0.4 million at December 29, 2020 and December 31, 2019, respectively, and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

Total
Balance at January 2, 2018	$1,611
Charges for accretion in current period	61
Cash payments	(327)
Adjustment to estimates based on current activity	747
Balance at January 1, 2019	2,092
Reclassified to operating lease right-of-use assets (a)	(1,900)
Cash payments	(263)
Adjustments to estimates based on current activity	508
Balance at December 31, 2019	437
Charges for accretion in current period	21
Cash payments	(4)
Balance at December 29, 2020	$454

(a) During the fifty-two weeks ended December 31, 2019, in connection with the adoption of Topic 842, the Company reclassified $1.9 million of the lease-related closure liability to offset the respective operating lease right-of-use assets.

The current portion of the restaurant closure liability was $0.2 million and $0.1 million as of December 29, 2020 and December 31, 2019, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.3 million as of both December 29, 2020 and December 31, 2019 and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2022.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
4. Property and Equipment, Net
Property and equipment, net at December 29, 2020 and December 31, 2019 consisted of the following, excluding amounts related to properties classified as held for sale (in thousands):

	December 29, 2020	December 31, 2019
Land	$—	$1,927
Buildings	1,939	4,569
Restaurant and other equipment	103,446	92,025
Leasehold improvements	121,775	116,177
Buildings under finance leases	441	871
Restaurant property leased to others	12,167	10,899
Construction-in-progress	10,823	11,680
	250,591	238,148
Less: Accumulated depreciation	(103,885)	(81,227)
Property and equipment, net	$146,706	$156,921

5. Refranchising, Assets Held for Sale and Acquisitions of Franchises and Non-Controlling Interest
Refranchising
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
The Company sold six company-operated restaurants to franchisees during the fifty-two weeks ended December 29, 2020 and 31 company-operated restaurants to franchisees during the fifty-two weeks ended December 31, 2019. The Company did not sell any company-operated restaurants to franchisees during the fifty-two weeks ended January 1, 2019. The following table summarizes the loss recognized related to these transactions during the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019 (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Company-operated restaurants sold to franchisees	6	31	—

Proceeds from the sale of company-operated restaurants, net of selling costs	$2,558	$7,310	$—
Net assets sold (primarily furniture, fixtures and equipment) (a)	(2,086)	(4,952)	—
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)	(6,078)	—
Allocation to deferred franchise fees	(193)	(771)	—
Sublease assets (liabilities), net	220	(50)	—
Gain on lease termination	40	—	—
Other direct costs	—	(123)	—
Loss on sale of company-operated restaurants (b)	$(657)	$(4,664)	$—
(a) Of the net assets sold during the fifty-two weeks ended December 29, 2020, $0.7 million was included in assets held for sale as of December 31, 2019. Of the net assets sold during the fifty-two weeks ended December 31, 2019, $2.1 million was included in assets held for sale as of January 1, 2019.
(b) Of the loss related to the company-operated restaurants sold during the fifty-two weeks ended December 29, 2020, $0.6 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive (loss) income.
Assets Held for Sale
Assets held for sale include the net book value of property and equipment for Company-operated restaurants that the Company plans to sell within the next year to new or existing franchisees. Long-lived assets that meet the criteria are held for sale and reported at the lower of their carrying value or fair value less estimated cost to sell.
As of December 29, 2020, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale and recorded a $0.2 million adjustment to assets held for sale in order to recognize the assets at their estimated fair value less estimated cost to sell. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include previous negotiations with a third party. As of December 31, 2019, the Company classified 19 company-operated restaurants as held for sale. During the twelve weeks ended March 24, 2020, the Company sold five of these restaurants and determined that the remaining 14 company-operated restaurants would not be sold within the next year and therefore reclassified the related long-lived assets back to held for use. The Company reclassified the assets back to held for use at their carrying amount before they were classified as held for sale, adjusted for depreciation expense that would have been recognized had the assets been continuously classified as held for use. As such, the Company recognized a loss of $0.5 million related to the reclassification which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statement of comprehensive (loss) income.
Assets held for sale at December 29, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 29, 2020	December 31, 2019
Land	$561	$—
Building	934	—
Other property and equipment	—	4,025
Goodwill	—	4,386
	$1,495	$8,411

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Franchise Acquisitions
There were no franchise acquisitions during the fifty-two weeks ended December 29, 2020. The Company acquired four franchise-operated restaurants during the fifty-two weeks ended December 31, 2019 and three franchise-operated restaurants during the fifty-two weeks ended January 1, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes.
The following table provides detail of the combined acquisitions for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019 (dollars in thousands):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Franchise-operated restaurants acquired from franchisees	—	4	3

Goodwill	$—	$4,302	$893
Property and equipment	—	660	798
Reacquired franchise rights	—	—	150
Operating lease right-of-use assets	—	2,006	—
Operating lease liabilities	—	(2,006)	—
Unfavorable lease liabilities (a)	—	(130)	—
Total Consideration	$—	$4,832	$1,841

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

Acquisition of Non-Controlling Interest

During the fifty-two weeks ended December 29, 2020, the Company acquired the 25% non-controlling interest in the partnership that operates the Company's restaurant in La Verne, California for $0.3 million. As a result, the Company recognized a reduction to additional paid-in capital of $0.1 million for the difference between the consideration paid and the carrying amount of the acquired non-controlling interest. The partnership's financial position and results of operations were previously consolidated into the Company's consolidated balance sheets and consolidated statements of comprehensive (loss) income since the Company had a controlling interest.
6. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the fifty-two weeks ended December 29, 2020 are as follows (in thousands):

Goodwill
Balance as of December 31, 2019	$192,739
Goodwill reclassified from held for sale	3,517
Impairment of goodwill	(87,277)
Balance as of December 29, 2020	$108,979

The decrease in goodwill was primarily due to an impairment of $87.3 million during the fifty-two weeks ended December 29, 2020. In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close restaurant dining rooms and operate with only drive-thru, take-out and delivery orders. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment during the first quarter of 2020 using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, a discount rate that approximates the Company's weighted average cost of capital and a selection of comparable companies. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $87.3 million, equal to the excess of the reporting unit's carrying value above its fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive (loss) income. Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million and $118.3 million as of December 29, 2020 and December 31, 2019, respectively.

In conjunction with the quantitative goodwill impairment assessment during the first quarter of 2020, the Company also performed a quantitative impairment assessment of its indefinite-lived trademarks. Using Level 3 inputs, the Company used the relief from royalty method to determine the fair value of its trademarks. Significant assumptions and estimates used in determining fair value include future revenues, the royalty rate, franchise attrition, brand maintenance expenses and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined the fair value of its trademarks was less than its carrying value and recognized a non-cash impairment charge of $11.9 million during the fifty-two weeks ended December 29, 2020, equal to the excess of the trademarks' carrying value above their fair value. The impairment charge was recorded in impairment of trademarks on the consolidated statements of comprehensive (loss) income. The carrying value of trademarks was $208.4 million and $220.3 million as of December 29, 2020 and December 31, 2019, respectively.
The Company’s other intangible assets at December 29, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 29, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	1,820	(193)	1,627	1,340	(82)	1,258
Franchise rights	13,918	(6,421)	7,497	14,298	(5,465)	8,833
Reacquired franchise rights	943	(313)	630	943	(207)	736
Total amortized other intangible assets	$16,681	$(6,927)	$9,754	$16,581	$(5,754)	$10,827

During the fifty-two weeks ended December 29, 2020 and December 31, 2019, the Company recorded $0.5 million and $1.2 million, respectively, of sublease assets in connection with the sale of company-operated restaurants (see Note 5 for more information).
During the fifty-two weeks ended December 29, 2020, the Company wrote-off $0.2 million of franchise rights associated with the closure of seven franchise operated restaurants. During the fifty-two weeks ended December 31, 2019, the Company wrote-off $0.1 million of franchise rights associated with the closure of three franchise operated restaurants, and the Company reclassified $0.5 million of franchise rights as reacquired franchise rights from the acquisition of four franchise locations.
Sublease assets are amortized using the straight-line method over the remaining life of the sublease. The weighted-average amortization period as of December 29, 2020 for sublease assets was 15.1 years. Franchise rights are amortized using the straight-line method over the remaining life of the franchise agreements or 40 years, whichever is less. The weighted-average amortization period as of December 29, 2020 for franchise rights was 12.7 years. Reacquired franchise rights are amortized using the straight-line method over the remaining life of the former franchise agreement. The weighted-average amortization period as of December 29, 2020 for reacquired franchise rights was 9.3 years.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Amortization expense for amortizable intangible assets and other assets totaled $3.4 million, $2.8 million and $3.1 million for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. Amortization for sublease assets totaled $111,000, $82,000 and $12,000 for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. Amortization expense for franchise rights totaled $1.3 million, $1.3 million and $1.4 million for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. Amortization expense for reacquired franchise rights totaled $107,000, $101,000 and $58,000 for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. The estimated future amortization for sublease assets, franchise rights and reacquired franchise rights for the next five fiscal years is as follows (in thousands):

	Sublease Assets	Franchise Rights	Reacquired Franchise Rights
2021	$116	$998	$101
2022	115	903	78
2023	113	820	67
2024	113	746	66
2025	113	656	56

7. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at December 29, 2020 and December 31, 2019 consisted of the following (in thousands):

	December 29, 2020	December 31, 2019
2015 Senior Credit Facility, as amended, net of unamortized debt discount of $182 and $231 and deferred financing costs of $821 and $1,038 at December 29, 2020 and December 31, 2019, respectively	$113,997	$143,731
Total outstanding indebtedness	113,997	143,731
Obligations under finance leases and other debt	611	1,070
Total debt, net	114,608	144,801
Less: amounts due within one year	190	220
Total amounts due after one year, net	$114,418	$144,581

At December 29, 2020 and December 31, 2019, the Company assessed the amounts recorded under the 2015 Senior Credit Facility, as amended, and determined that such amounts approximated fair value.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
of America prime rate, or (c) Eurodollar Rate plus 1.00%. For Eurodollar loans, the margin is in the range of 1.25% to 2.00%. For base rate loans, the margin is in the range of 0.25% to 1.00%. Borrowings under the Senior Credit Facility, as amended, may be repaid and reborrowed.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of December 29, 2020.
Upon the original refinancing in August 2015, the Company capitalized lender debt discount costs and deferred financing costs of $1.4 million and $0.5 million, respectively, related to the Senior Credit Facility. In September 2019, the Company capitalized deferred financing costs of $1.0 million in connection with the amendment of the Senior Credit Facility. Debt discount costs and deferred financing costs are presented net of the outstanding balance on the consolidated balance sheets and will be amortized to interest expense over the term of the facility. Amortization of deferred financing costs and debt discount totaled $0.3 million for the fifty-two weeks ended December 29, 2020, and $0.4 million for both the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019.
At December 29, 2020, the weighted average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.90%. At December 29, 2020, the Company had a total of $117.7 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $115.0 million of outstanding borrowings and $17.3 million of letters of credit outstanding which reduce availability under the Senior Credit Facility, as amended.
Other Debt Information

Based on debt agreements and finance leases in place as of December 29, 2020, future maturities of debt were as follows (in thousands):

2021	$190
2022	78
2023	78
2024	115,079
2025	63
Thereafter	123
Total maturities	115,611
Less: debt discount and deferred financing costs	(1,003)
Total debt, net	$114,608

8. Derivative Instruments
2016 Interest Rate Cap Agreement
In June 2016, the Company entered into an interest rate cap agreement, which became effective July 1, 2016, to hedge cash flows associated with interest rate fluctuations on variable rate debt, with a termination date of March 31, 2020 ("2016 Interest Rate Cap Agreement"). The 2016 Interest Rate Cap Agreement had a notional amount of $70.0 million of the Senior Credit Facility that effectively converted that portion of the outstanding balance of the Senior Credit Facility from variable rate debt to capped variable rate debt, resulting in a change in the applicable interest rate from an interest rate of one-month LIBOR plus the applicable margin (as provided by the Senior Credit Facility) to a capped interest rate of 2.00% plus the applicable margin. During the period from July 1, 2016 through the expiration on March 31, 2020, the 2016 Interest Rate Cap Agreement had no hedge ineffectiveness.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
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
During the fifty-two weeks ended December 29, 2020, the Company reclassified $0.1 million of interest expense related to the hedges of these transactions into earnings.
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
As of December 31, 2019, the Company held certain assets and liabilities that are required to be measured at fair value on a recurring basis, including derivative instruments related to interest rates. The Company determined the fair value of the interest rate cap contract based on counterparty quotes, with appropriate adjustments for any significant impact of nonperformance risk of the parties to the interest rate cap contract. Therefore, the Company has categorized the interest rate cap contract as a Level 2 fair value measurement. The 2016 Interest Rate Cap Agreement expired on March 31, 2020. The fair value of the 2016 Interest Rate Cap Agreement was $0.0 million at December 31, 2019 and was included in other assets in the Company’s consolidated balance sheets.
The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	December 29, 2020		December 31, 2019
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Senior Credit Facility, as amended	$113,997	$113,997	$143,731	$143,731
10. Other Accrued Liabilities and Other Non-Current Liabilities
A summary of other accrued liabilities follows (in thousands):

	December 29, 2020	December 31, 2019
Employee compensation and related items	$16,048	$10,008
Accrued insurance	5,031	5,900
Accrued income tax	4,301	1,605
Accrued advertising	3,920	1,345
Accrued sales tax	3,712	4,099
Accrued property and equipment purchases	1,970	3,190
Accrued real property tax	1,841	1,652
Deferred gift card income	1,669	1,585
Accrued rent and related items	1,490	1,382
Restaurant closure liabilities	198	129
Other	5,233	3,682
	$45,413	$34,577

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of other non-current liabilities follows (in thousands):

	December 29, 2020	December 31, 2019
Insurance reserves	$8,178	$8,110
Deferred development and initial franchise fees	4,523	4,241
Deferred social security taxes	3,381	—
Deferred gift card income	1,464	1,474
Sublease liabilities	1,375	1,223
Restaurant closure liability	256	308
Unearned trade discount, non-current	27	320
Other	556	925
	$19,760	$16,601

Sublease liabilities represent subleases with stated rent below comparable market rents and are amortized to sublease income over the term of the related sublease. Amortization credits recorded for sublease liabilities totaled $0.1 million, $0.1 million and $33,000 for the fifty-two weeks ended December 29, 2020, December 31, 2019 and January 1, 2019, respectively. The weighted-average amortization period as of December 29, 2020 for sublease liabilities was 14.0 years. The estimated future amortization for sublease liabilities for each of the next five fiscal years is $0.1 million.
11. Stock-Based Compensation
2015 Omnibus Incentive Plan
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there are 3,300,000 shares of common stock reserved and authorized. At December 29, 2020, there were 165,797 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $5.7 million for the fifty-two weeks ended December 29, 2020, $6.3 million for the fifty-two weeks ended December 31, 2019 and $6.1 million for the fifty-two weeks ended January 1, 2019.
Restricted Stock Awards
During the fifty-two weeks ended December 29, 2020, 624,518 shares of restricted stock were granted to certain board of directors, officers and employees of the Company under the 2015 Plan. These restricted stock awards vest on a straight-line basis in equal annual installments over four years from the grant date for officers and employees and over one year from the grant date for board of directors.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of outstanding and unvested restricted stock activity as of December 29, 2020 and changes during the period from December 31, 2019 through December 29, 2020 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	1,142,718	$12.92
Granted	624,518	6.39
Vested	(429,936)	12.52
Forfeited	(82,525)	12.56
Nonvested at December 29, 2020	1,254,775	$9.84

During the fifty-two weeks ended December 29, 2020 and December 31, 2019, the Company made payments of $1.0 million and $2.6 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 164,545 and 204,494 shares withheld, respectively.

As of December 29, 2020, there was $7.4 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted average grant date fair value of restricted stock awards granted was $6.39, $12.17 and $13.88 during the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019, respectively. The total fair value of awards that became fully vested during the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019 was $2.7 million, $6.6 million and $5.9 million, respectively.
Stock Options
During the fifty-two weeks ended December 29, 2020, 238,453 stock options were granted to certain officers and employees of the Company under the 2015 Plan. The stock options vest on a straight-line basis in equal annual installments over four years from the grant date.
A summary of stock option activity as of December 29, 2020 and changes during the period from December 31, 2019 through December 29, 2020 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2019	412,750	$11.71	3.8	$—
Granted	238,453	6.40
Exercised	—	—
Forfeited/Expired	(76,750)	11.46
Options outstanding at December 29, 2020	574,453	$9.54	4.4	$624
Options exercisable at December 29, 2020	275,125	$11.34	2.7	$—
Options exercisable and expected to vest at December 29, 2020	509,115	$9.84	4.2	$470
The aggregated intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on December 29, 2020 and December 31, 2019, respectively.
The following table reflects the weighted-average assumptions used in the Black-Scholes option-pricing model to value the stock options granted in the fifty-two weeks ended December 29, 2020, the fifty-two weeks ended December 31, 2019 and the fifty-two weeks ended January 1, 2019:

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Expected volatility	44.40%	35.61%	36.29%
Risk-free rate of return	0.58%	2.49%	2.71%
Expected life (in years)	4.75	4.75	4.74
Dividend yield	—	—	—
Fair value per share at date of grant	$2.41	$3.59	$4.92
Expected volatility was based on the historical volatility of the Company's stock for a period approximating the expected life. The risk-free rate is based on published U.S. Treasury rates in effect at the time of grant with a similar duration of the expected life of the options. The expected life of options granted is derived using the simplified method. The Company has not paid any dividends through December 29, 2020; therefore, the Company used an expected dividend yield of zero for option valuation purposes.
As of December 29, 2020, there was $0.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options grants, which is expected to be recognized over a weighted-average remaining period of 2.9 years. The total intrinsic value of stock options exercised was $29,000 and $51,000 during the fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019, respectively. There were no stock options exercised during the fifty-two weeks ended December 29, 2020.
12. Shareholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 29, 2020, there were 36,828,237 shares of common stock issued and outstanding. All of the Company's warrants expired on June 30, 2020.
The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 29, 2020, there were no preferred shares issued or outstanding.
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
During the fifty-two weeks ended December 29, 2020, the Company repurchased 496,356 shares of common stock for an average price per share of $8.49 for an aggregate cost of approximately $4.2 million, including incremental direct costs to acquire the shares.
During the fifty-two weeks ended December 31, 2019, the Company repurchased (1) 574,481 shares of common stock for an average price per share of $10.17 for an aggregate cost of approximately $5.9 million, including incremental direct costs to acquire the shares, and (2) 846,411 warrants for an average price per warrant of $1.78 for an aggregate cost of approximately $1.5 million, including incremental direct costs to acquire the warrants.
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
The Company expects to retire the repurchased shares and therefore has accounted for them as constructively retired as of December 29, 2020. As of December 29, 2020, there was approximately $18.1 million remaining under the share repurchase

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
program. The Company has no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
13. (Loss) Earnings per Share
Basic (loss) income per share is calculated by dividing net income attributable to Del Taco’s common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic (loss) income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock and common stock options.
Below are basic and diluted net (loss) income per share for the periods indicated (amounts in thousands except share and per share data):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Numerator:
Net (loss) income	$(89,738)	$(118,285)	$18,959
Denominator:
Weighted-average shares outstanding - basic	37,161,921	37,018,445	38,106,057
Dilutive effect of unvested restricted stock	—	—	256,217
Dilutive effect of stock options	—	—	17,611
Dilutive effect of warrants	—	—	304,074
Weighted-average shares outstanding - diluted	37,161,921	37,018,445	38,683,959
Net (loss) income per share - basic	$(2.41)	$(3.20)	$0.50
Net (loss) income per share - diluted	$(2.41)	$(3.20)	$0.49
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	3,930,968	6,661,450	686,278
Antidilutive stock options and unvested restricted stock were excluded from the computation of diluted net income per share due to the assumed proceeds from the award’s exercise or vesting being greater than the average market price of the common shares. The Company reported a net loss for the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019 and, accordingly, all outstanding stock options and unvested restricted stock were excluded from the calculation of diluted earnings per share because their effect would be antidilutive.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
14. Income Taxes
The components of the (benefit) provision for income taxes are as follows (in thousands):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Current:
Federal	$4,058	$3,311	$3,762
State	1,920	1,643	1,800
	5,978	4,954	5,562
Deferred:
Federal	(5,521)	(146)	698
State	(2,519)	(437)	399
	(8,040)	(583)	1,097
Income tax (benefit) provision	$(2,062)	$4,371	$6,659
The effective tax rates for the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019 were 2.2%, (3.8)% and 26.0%, respectively. The difference between the effective rates and the statutory federal income tax rate is composed of the following items (dollars in thousands):

	52 Weeks Ended December 29, 2020		52 Weeks Ended December 31, 2019		52 Weeks Ended January 1, 2019
Federal income taxes	$(19,278)	21.0%	$(23,922)	21.0%	$5,380	21.0%
State and local income taxes, net of federal tax benefit	(288)	0.3%	1,302	(1.1)%	1,639	6.4%
Goodwill impairment and adjustments to assets held for sale	17,590	(19.2)%	27,909	(24.5)%	—	—%
Targeted job credits	(377)	0.4%	(712)	0.6%	(727)	(2.8)%
Tax reform	—	—%	—	—%	(291)	(1.1)%
Uncertain tax positions	(175)	0.2%	—	—%	—	—%
Executive compensation disallowed	111	(0.1)%	413	(0.3)%	362	1.4%
Permanent tax differences and other	355	(0.4)%	(619)	0.5%	296	1.1%
Income tax (benefit) provision	$(2,062)	2.2%	$4,371	(3.8)%	$6,659	26.0%

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2020	December 31, 2019
Deferred tax assets:
Accrued insurance	$3,422	$3,625
Restaurant closure liabilities	161	139
Net operating loss carryforwards and tax credits	21	70
Deferred income	1,693	1,484
Stock-based compensation	1,215	1,122
Accrued compensation	591	589
Deferred social security taxes	1,822	—
Operating lease liabilities	74,003	75,330
Other, net	526	542
Deferred tax assets	83,454	82,901
Less: valuation allowance	—	—
Net deferred tax assets	83,454	82,901

Deferred tax liabilities:
Property, equipment and intangible assets	(68,618)	(73,473)
Operating lease right-of-use assets	(67,229)	(69,930)
Investment in subsidiary	(7,167)	(7,309)
Prepaid expenses	(1,658)	(1,574)
Other assets	(267)	(125)
Deferred tax liabilities	(144,939)	(152,411)
Net deferred tax liabilities	$(61,485)	$(69,510)
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
The Company had no federal net operating loss carryforwards as of both December 29, 2020 and December 31, 2019. There were no state tax credit carryforwards as of December 29, 2020. State tax credit carryforwards as of December 31, 2019 totaled $0.1 million.
As of December 29, 2020 and December 31, 2019, the Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that the Company's deferred tax assets will be realized and no valuation allowance is required.
As of December 29, 2020 and December 31, 2019, the liability for unrecognized tax benefits was $38,000 and $0.2 million, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the fifty-two weeks ended December 29, 2020, unrecognized tax benefits totaling $175,000 were reversed as they related to an uncertain tax position for a year prior to 2017 which is no longer subject to federal income tax. During the fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019, the Company did not have any accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases within the next twelve months to its unrecognized tax benefits. The total amount of net unrecognized tax benefits that would impact the Company's effective tax rate, if ever recognized, is $38,000.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
The Company is subject to U.S. and state income taxes. The Company is no longer subject to federal and state income tax examinations for years before 2017 and 2016, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss and tax credit carry forward amounts.
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
The Company has benefited from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation, recognizing accelerated tax depreciation deductions of $1.2 million and $2.0 million for 2018 and 2019, respectively, during the fifty-two weeks ended December 29, 2020. Beginning with pay dates on and after April 14, 2020, the Company has elected to defer the employer-paid portion of social security taxes through the end of fiscal year 2020. The total amount deferred as of December 29, 2020 is $6.8 million, of which 50% is due by December 31, 2021 and 50% is due by December 31, 2022. The Company also assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit, a refundable payroll tax credit for 50% of qualified wages paid during 2020. Based on the Company's assessment, the Company recognized a credit of $0.6 million for the Employee Retention Credit which is recorded as an offset to related wages paid to employees while not providing services due to COVID-19 classified in occupancy and other operating expenses on the consolidated statements of comprehensive (loss) income. The Employee Retention Credit provision was extended through June 30, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through June 30, 2021.
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
Some of the Company's lease agreements contain rent escalation clauses (including adjustments based on changes in indices), rent holidays, capital improvement funding or other lease concessions. The Company recognizes rental expense on a straight-line basis based on fixed components of a lease arrangement and the Company amortizes this expense over the term of the lease beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are recognized in expense as incurred.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
The components of lease cost for the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019 were as follows (in thousands):

	Classification	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$40,474	$38,816
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	166	451
Interest on lease liabilities	Interest expense	30	95
Short-term lease cost	Occupancy and other operating expenses	291	421
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	1,655	1,769
Sublease income	Franchise sublease and other income	(7,270)	(4,448)
Total lease cost		$35,346	$37,104
Prior to the adoption of Topic 842, the components of rent expense for all non-cancelable operating leases for the fifty-two weeks ended January 1, 2019 were comprised of the following (in thousands):

52 Weeks Ended
January 1, 2019
Minimum rental expense	$29,134
Favorable and unfavorable lease assets and liabilities amortization, net	(767)
Straight-line rent expense	722
Contingent rent expense	715
$29,804

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of December 29, 2020 and December 31, 2019 was as follows (in thousands):

	December 29, 2020	December 31, 2019
Operating lease assets:
Operating lease right-of-use assets	$249,071	$258,278
Operating lease liabilities:
Current portion of operating lease liabilities	$22,648	$17,848
Operating lease liabilities, excluding current portion	251,958	257,361
Total operating lease liabilities	$274,606	$275,209

Finance lease assets:
Buildings under finance leases	$441	$871
Accumulated depreciation	(283)	(334)
Finance lease asset, net	$158	$537
Finance lease obligations:
Current portion of finance lease obligations	$128	$162
Long-term portion of finance lease obligations	46	412
Total finance lease obligations	$174	$574
During the fifty-two weeks ended December 29, 2020, the Company terminated three leases, resulting in a $1.9 million reduction to operating lease right-of-use assets, a $2.0 million reduction to operating lease liabilities and a $0.1 million gain on lease termination which is recorded in loss on disposal of assets and adjustments to assets held for sale, net.

Weighted Average Remaining Lease Term (in years)	December 29, 2020
Operating leases	12.4
Finance leases	1.9

Weighted Average Discount Rate	December 29, 2020
Operating leases	6.55%
Finance leases	10.40%
Supplemental cash flow information related to leases was as follows (in thousands):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$35,330	$33,009
Operating cash flows used for finance leases	$30	$95
Financing cash flows used for finance leases	$163	$489

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

The estimated future lease payments as of December 29, 2020 are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2021	$138	$39,928	$(6,015)	$34,051
2022	19	41,672	(6,578)	35,113
2023	17	36,627	(5,935)	30,709
2024	16	30,769	(5,305)	25,480
2025	1	30,578	(5,619)	24,960
Thereafter	—	229,336	(54,277)	175,059
Total lease payments	$191	$408,910	$(83,729)	$325,372
Amounts representing interest	(17)	(134,304)		(134,321)
Present value of lease obligations	$174	$274,606		$191,051

The Company has subleased 60 properties to franchisees and other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $83.7 million as of December 29, 2020.

As of December 29, 2020, we have legally binding lease payments related to restaurant leases that have not yet commenced of $8.3 million.
Sublease income which includes minimum rent, percentage rent, real estate taxes and common area maintenance is classified separately under franchise sublease and other income on the consolidated statements of comprehensive (loss) income. Franchise sublease expenses which include minimum rent and percentage rent, real estate taxes and common area maintenance are classified separately under occupancy and other – franchise sublease and other on the consolidated statements of comprehensive (loss) income. For the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019, sublease expense includes $1.2 million and $1.4 million associated with third party subleases classified separately under restaurant closure charges, net on the consolidated statements of comprehensive (loss) income. Total sublease income and sublease expense for the Company comprise the following (in thousands):

	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019	52 Weeks Ended January 1, 2019
Sublease income	(8,384)	(4,448)	(3,115)
Sublease expense	8,571	5,080	2,855
During the fifty-two weeks ended December 29, 2020, the Company entered into two sale-leaseback arrangements with third party private investors. The sale-leaseback transactions do not provide for any continuing involvement by the Company other than normal leases where the Company intends to use the properties during the lease terms. The leases have been accounted for as operating leases. The net proceeds from these transactions totaled approximately $3.6 million. Under the arrangements, the Company sold the land and building related to two existing restaurants and leased them back for a term of 20 years each. The sale of these properties resulted in a gain of approximately $1.2 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive (loss) income.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
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
During the fifty-two weeks ended December 29, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 19 years, expiring in 2039, and remaining lease payments totaling approximately $1.6 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of December 29, 2020, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
Additionally, another Del Taco franchisee has a direct sublease with a third party where the Company is a guarantor on the sublease. The lease has a remaining term of 11 years, expiring in 2031, and remaining lease payments total approximately $1.5 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. In 2019, the franchisee defaulted on the lease payments. The Company had a liability of $0.1 million as of both December 29, 2020 and December 31, 2019, respectively, representing the estimated payments that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.
During the second quarter of 2020, in response to the COVID-19 pandemic, the Company negotiated temporary deferrals of certain rent payments until future periods. As permitted by recent FASB staff guidance, the Company elected to not evaluate whether these concessions were considered lease modifications and adopted a policy to not account for these concessions as lease modifications. As such, the Company continued to account for the related lease liabilities and right-of-use assets using the rights and obligations of the existing leases and included $1.3 million related to temporary rent payment deferrals in accounts payable in the consolidated balance sheet as of June 16, 2020. The Company repaid these deferrals during the third quarter of 2020.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants, which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of December 29, 2020 are approximately $25.2 million. The Company has excluded agreements that are cancelable without penalty.
Severance and Executive Employment Agreements
The Company has Severance Agreements and Executive Employment Agreements with certain key officers of the Company, which provide for payment of one year base salary and bonus incentive plan payments, in the event that the officers are terminated without cause. As of December 29, 2020 and December 31, 2019, the Company’s total contingent liability with

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
respect to the aforementioned agreements is $3.1 million and $2.1 million, respectively, which was not recorded in the consolidated financial statements.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. Discovery is in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that this proceeding gives rise to a probable and estimable loss, and therefore, Del Taco has not recorded any amount for the claim as of December 29, 2020.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the first quarter of 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff in the first quarter of 2021 with the remainder to be paid at a later date. In consideration of the Company's insurance coverage, the ultimate liability with respect to this action did not have a material effect on the operating results, cash flows or financial position of the Company for the fifty-two weeks ended December 29, 2020.
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
Construction Defect Issues
During the second quarter of 2020, the Company identified various construction defects related to three closed restaurants in Texas. During the fourth quarter of 2020, the Company identified a fourth closed restaurant with construction defects. The Company believes the issues are attributable to defective construction performed by the same general contractor for all four restaurants. The Company plans to undertake voluntary rehabilitation of the four properties, and while the full extent of voluntary rehabilitation costs are not yet known, the Company is pursuing legal remedies against the general contractor to recover future incurred costs. These four restaurants were partially impaired in prior years.
17. Retirement Plans
The Company has a 401(k) retirement plan, which covers all employees who meet certain age and minimum service hour requirements who elect to participate, and provided for matching contributions totaling approximately $103,000 during the fifty-two weeks ended December 29, 2020, $94,000 during the fifty-two weeks ended December 31, 2019, and $86,000 during the fifty-two weeks ended January 1, 2019.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
18. Subsequent Events
Quarterly Dividend Program
The Board of Directors authorized the initiation of a quarterly cash dividend program. The Company’s first quarterly dividend of $0.04 per share of common stock, which totaled $1.5 million, was paid on February 23, 2021 to shareholders of record at the close of business on February 2, 2021. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 29, 2020. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework scope of the Controls Evaluation (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of December 29, 2020, our internal control over financial reporting was effective based on these criteria.
(b) Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 29, 2020. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Del Taco Restaurants, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Del Taco Restaurants, Inc.’s internal control over financial reporting as of December 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Del Taco Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 29, 2020 and December 31, 2019, the related consolidated statements of comprehensive (loss) income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 29, 2020, and the related notes and schedule listed in the Index at Item 15(a) and our report dated March 10, 2021 expressed an unqualified opinion thereon.

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
March 10, 2021

ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance
Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers” pursuant to General Instruction G of Form 10-K. The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under the caption “Directors” in the Company’s proxy statement (the “2021 Proxy Statement”) to be furnished to stockholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2021 Annual Meeting of Stockholders, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Delinquent Section 16(a) Reports” in the 2021 Proxy Statement, and is incorporated herein by reference.
The information required to be furnished pursuant to this item with respect to the Audit Committee and the Audit Committee financial expert will be set forth under the caption “Board Matters and Committee Membership” in the 2021 Proxy Statement, and is incorporated herein by reference.
Information required to be furnished pursuant to this item with respect to and any material changes to the process by which security holders may recommend nominees to the Board of Directors will be set forth under the caption “Shareholder Proposals for the 2022 Annual Meeting of Shareholders” in the 2021 Proxy Statement, and is incorporated herein by reference.
The Company has adopted a Code of Ethics that applies to all of our employees. These documents, along with charters of our Audit, Compensation, and Corporate Governance and Nominating Committees, are posted on the Company’s website at http://investor.deltaco.com. Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics also will be posted on the Company’s website.
ITEM 11.    Executive Compensation
The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation,” “Governance” and in the Director Compensation Table and its accompanying narrative in the 2021 Proxy Statement, and is incorporated herein by reference.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table presents information regarding the Company’s common stock authorized for issuance under the Company’s equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders:	1,829,228	$9.54	165,797
Equity Compensation Plans Not Approved by Securities Holders	None	N/A	None
Total	1,829,228	$9.54	165,797
(1) The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.
Other information required to be furnished pursuant to this item will be set forth under the caption “Stock Ownership Guidelines” in the 2021 Proxy Statement, and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transaction and Director Independence
The information required to be furnished pursuant to this item will be set forth under the captions “Certain Relationships or Related Person Transactions” and “Governance” in the 2021 Proxy Statement, and is incorporated herein by reference.
ITEM 14.     Principal Accounting Fees and Services
The information required to be furnished pursuant to this item will be set forth under the caption “Fees Paid to Independent Registered Public Accounting Firms for 2019 and 2020” in the 2021 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this annual report on Form 10-K:
1. All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2. Financial statement schedules
Schedule II.     Valuation and Qualifying Accounts - Fifty-two weeks ended December 29, 2020, fifty-two weeks ended December 31, 2019 and fifty-two weeks ended January 1, 2019.
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

Del Taco Restaurants, Inc.
Schedule II - Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Fifty-Two Weeks Ended December 29, 2020	$87	$30	$—	$—	$117

Fifty-Two Weeks Ended December 31, 2019	$76	$41	$—	$30	$87

Fifty-Two Weeks Ended January 1, 2019	$57	$45	$—	$26	$76

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: March 10, 2021

/s/ John D. Cappasola, Jr.
John D. Cappasola, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2021.

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

4.4
Description of Securities (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 13, 2020).

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

10.7*
Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K (File No. 001-36197), filed with the Securities and Exchange Commission on March 8, 2016).

10.8*
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

10.10*
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

10.12
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

10.16
Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-36197), filed with the Securities and Exchange Commission on October 21, 2019).

10.17*	Employment Agreement, dated February 14, 2020, between Chad Gretzema and Del Taco LLC.

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
* Management contract or compensatory plan or arrangement.
^ The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.