Form 10-Q
period 2021-03-23
Del Taco Restaurants, Inc.
filed 2021-05-03
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 23, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of April 28, 2021, there were 36,757,296 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 23, 2021	December 29, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,310	$7,912
Accounts and other receivables, net	4,769	5,463
Inventories	2,574	2,799
Prepaid expenses and other current assets	3,112	2,078
Assets held for sale	1,495	1,495
Total current assets	19,260	19,747
Property and equipment, net	144,923	146,706
Operating lease right-of-use assets	248,655	249,071
Goodwill	108,979	108,979
Trademarks	208,400	208,400
Intangible assets, net	9,435	9,754
Other assets, net	5,204	4,652
Total assets	$744,856	$747,309
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,405	$18,683
Other accrued liabilities	44,507	45,413
Current portion of finance lease obligations and other debt	116	190
Current portion of operating lease liabilities	22,005	22,648
Total current liabilities	83,033	86,934
Long-term debt, finance lease obligations and other debt, excluding current portion, net	114,472	114,418
Operating lease liabilities, excluding current portion	251,714	251,958
Deferred income taxes	61,698	61,485
Other non-current liabilities	19,790	19,760
Total liabilities	530,707	534,555
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 36,757,296 shares issued and outstanding at March 23, 2021; 36,828,237 shares issued and outstanding at December 29, 2020	4	4
Additional paid-in capital	332,476	333,712
Accumulated other comprehensive loss	—	—
Accumulated deficit	(118,331)	(120,962)
Total shareholders’ equity	214,149	212,754
Total liabilities and shareholders’ equity	$744,856	$747,309
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Revenue:
Company restaurant sales	$103,578	$100,333
Franchise revenue	5,205	4,391
Franchise advertising contributions	3,825	3,211
Franchise sublease and other income	2,923	1,875
Total revenue	115,531	109,810
Operating expenses:
Restaurant operating expenses:
Food and paper costs	26,652	28,295
Labor and related expenses	35,508	34,936
Occupancy and other operating expenses	24,842	24,408
General and administrative	11,261	9,866
Franchise advertising expenses	3,825	3,211
Depreciation and amortization	5,947	6,137
Occupancy and other - franchise subleases and other	2,878	1,595
Pre-opening costs	196	233
Impairment of goodwill	—	87,277
Impairment of trademarks	—	11,900
Impairment of long-lived assets	—	8,287
Restaurant closure charges, net	412	494
Loss on disposal of assets and adjustments to assets held for sale, net	2	122
Total operating expenses	111,523	216,761
Income (loss) from operations	4,008	(106,951)
Other expense (income), net
Interest expense	721	1,508
Other income	(373)	—
Total other expense, net	348	1,508
Income (loss) from operations before provision (benefit) for income taxes	3,660	(108,459)
Provision (benefit) for income taxes	1,029	(5,991)
Net income (loss)	2,631	(102,468)
Other comprehensive income:
Reclassification of interest rate cap amortization included in net income (loss), net of tax	—	45
Total other comprehensive income, net	—	45
Comprehensive income (loss)	$2,631	$(102,423)
Earnings (loss) per share:
Basic	$0.07	$(2.76)
Diluted	$0.07	$(2.76)
Weighted-average shares outstanding
Basic	36,761,670	37,075,994
Diluted	37,190,154	37,075,994
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2019	$—	37,059,202	$4	$333,379	$(52)	$(31,224)	$302,107
Net loss	—	—	—	—	—	(102,468)	(102,468)
Other comprehensive income, net of tax	—	—	—	—	45	—	45
Comprehensive loss							(102,423)
Stock-based compensation	—	—	—	1,225	—	—	1,225
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	21,758	—	(105)	—	—	(105)
Balance at March 24, 2020	$—	37,080,960	$4	$334,499	$(7)	$(133,692)	$200,804

Balance at December 29, 2020	$—	36,828,237	$4	$333,712	$—	$(120,962)	$212,754
Net income	—	—	—	—	—	2,631	2,631
Comprehensive income							2,631
Stock-based compensation	—	—	—	1,400	—	—	1,400
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	35,108	—	(219)	—	—	(219)
Repurchase of common stock	—	(106,049)	—	(948)	—	—	(948)
Dividends paid	—	—	—	(1,469)	—	—	(1,469)
Balance at March 23, 2021	$—	36,757,296	$4	$332,476	$—	$(118,331)	$214,149

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Operating activities
Net income (loss)	$2,631	$(102,468)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	5,947	6,137
Amortization of deferred financing costs, debt discount and interest rate cap	62	123
Amortization of operating lease assets	5,307	5,112
Stock-based compensation	1,400	1,225
Impairment of goodwill	—	87,277
Impairment of trademarks	—	11,900
Impairment of long-lived assets	—	8,287
Deferred income taxes	213	(10,158)
Loss on disposal of assets and adjustments to assets held for sale, net	2	122
Restaurant closure charges	4	46
Other income	(373)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	693	1,326
Inventories	225	86
Prepaid expenses and other current assets	(1,657)	3,357
Other assets	(62)	(95)
Accounts payable	(1,882)	(711)
Operating lease liabilities	(5,154)	(4,863)
Other accrued liabilities	(828)	6,796
Other non-current liabilities	82	(940)
Net cash provided by operating activities	6,610	12,559
Investing activities
Purchases of property and equipment	(3,700)	(7,983)
Proceeds from disposal of property and equipment, net	—	1,440
Purchases of other assets	(830)	(384)
Proceeds from sale of company-operated restaurants	—	1,219
Net cash used in investing activities	(4,530)	(5,708)
Financing activities
Repurchase of common stock and warrants	(948)	—
Payment of tax withholding related to restricted stock vesting	(219)	(105)
Payments on finance leases and other debt	(46)	(29)
Proceeds from revolving credit facility	9,000	40,000
Payments on revolving credit facility	(9,000)	(10,000)
Payment of dividends	(1,469)	—
Net cash (used in) provided by financing activities	(2,682)	29,866
Net (decrease) increase in cash and cash equivalents	(602)	36,717
Cash and cash equivalents at beginning of period	7,912	1,421
Cash and cash equivalents at end of period	$7,310	$38,138
Supplemental cash flow information:
Cash paid during the period for interest	$706	$854
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$3,481	$5,039
Amortization of interest rate cap into net income, net of tax	—	45
Operating lease right-of-use assets obtained in exchange for lease obligations	4,890	9,358
Write-offs against bad debt reserves	38	—
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At March 23, 2021, there were 297 company-operated and 302 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam. At March 24, 2020, there were 296 company-operated and 300 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). For additional information, these unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2020 ("2020 Form 10-K").

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2021 is a fifty-two week period ending December 28, 2021. Fiscal year 2020 is the fifty-two week period ended December 29, 2020. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2021, the Company’s accompanying financial statements reflect the twelve weeks ended March 23, 2021. For fiscal year 2020, the Company’s accompanying financial statements reflect the twelve weeks ended March 24, 2020.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing the following exceptions: (1) exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain from other items; (2) exception to the requirement to recognize a deferred tax liability for equity method investments when a subsidiary becomes an equity method investment; and (3) exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Furthermore, ASU 2019-12 simplifies the accounting for income taxes by doing the following: (1) requiring that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax; (2) requiring that an entity evaluate when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction; (3) specifying that an entity is not required to allocate the consolidated amount of current and deferred tax expense to a legal entity that is not subject to tax in its separate financial statements; and (4) requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted the requirements of this new standard on December 30, 2020, the first day of fiscal year 2021, utilizing the prospective approach. There was no material impact on the Company's consolidated financial statements and related disclosures as a result of adopting this standard.
Summary of Significant Accounting Policies
There have been no changes to our significant accounting policies described in the 2020 Form 10-K filed with the SEC on March 11, 2021 that have had a material impact on our consolidated financial statements and related notes.
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

No impairment charges were recorded during the twelve weeks ended March 23, 2021. During the twelve weeks ended March 24, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in elevated impairment charges for the twelve weeks ended March 24, 2020. As a result, the Company recorded a non-cash impairment charge totaling $8.3 million related to eight restaurants based on the estimate of future recoverable cash flows.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restaurant Closure Charges, Net
The restaurant closure liability was $0.3 million and $0.5 million at March 23, 2021 and December 29, 2020, respectively, and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Beginning Balance	$454	$437
Accretion	3	8
Cash payments	(117)	—
Ending Balance	$340	$445

The current portion of the restaurant closure liability was $0.1 million and $0.2 million as of March 23, 2021 and December 29, 2020, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.2 million and $0.3 million as of March 23, 2021 and December 29, 2020, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2032.
4. Refranchising and Assets Held for Sale
Refranchising
In connection with the sale of company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise and lease agreements. The Company typically sells the restaurants’ inventory and equipment and retains ownership of the leasehold interest on the real estate to sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as a result, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants and franchise fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company compares the stated rent under the lease and/or sublease agreements with comparable market rents, and the Company records sublease assets/liabilities with a corresponding offset to the gain or loss on the sale of the company-operated restaurants. Sublease assets represent subleases with stated rent above comparable market rents. Sublease assets are amortized to sublease income over the term of the related sublease. Sublease liabilities represent subleases with stated rent below comparable market rents and are amortized to sublease income over the term of the related sublease. Both sublease assets and sublease liabilities arise from the sale of company-operated restaurants to franchisees. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are also charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is recognized in franchise revenue as earned.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The Company did not sell any company-operated restaurants to franchisees during the twelve weeks ended March 23, 2021. The Company sold five company-operated restaurants to a franchisee during the twelve weeks ended March 24, 2020. The following table summarizes the net loss recognized related to this transaction (dollars in thousands):

12 Weeks Ended March 24, 2020
Company-operated restaurants sold to franchisees	5

Proceeds from the sale of company-operated restaurants, net of selling costs	$1,219
Net assets sold (primarily furniture, fixtures and equipment) (a)	(731)
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)
Allocation to deferred franchise fees	(159)
Sublease assets, net	220
Loss on sale of company-operated restaurants, net (b)	$(647)

(a) Of the net assets sold during the twelve weeks ended March 24, 2020, $0.7 million was included in assets held for sale as of December 31, 2019.
(b) Of the loss related to the five company-operated restaurants sold during the twelve weeks ended March 24, 2020, $0.6 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive income (loss).

Assets Held for Sale

Assets held for sale includes the net book value of property and equipment for company-operated restaurants that the Company plans to sell within the next year to new or existing franchisees. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of March 23, 2021, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale. During the second fiscal quarter of 2020, the Company recorded a $0.2 million adjustment to assets held for sale in order to recognize the assets at their estimated fair value less estimated costs to sell. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include previous and current negotiations with third parties. Assets held for sale at March 23, 2021 and December 29, 2020 consisted of the following (in thousands):

	March 23, 2021	December 29, 2020
Land	$561	$561
Building	934	934
	$1,495	$1,495

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. Goodwill and Other Intangible Assets
Goodwill was $109.0 million as of both March 23, 2021 and December 29, 2020. Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million as of both March 23, 2021 and December 29, 2020.
Trademarks were $208.4 million as of both March 23, 2021 and December 29, 2020.
The Company’s other intangible assets at March 23, 2021 and December 29, 2020 consisted of the following (in thousands):

	March 23, 2021			December 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	$1,820	$(219)	$1,601	$1,820	$(193)	$1,627
Franchise rights	13,846	(6,617)	7,229	13,918	(6,421)	7,497
Reacquired franchise rights	943	(338)	605	943	(313)	630
Total amortized other intangible assets	$16,609	$(7,174)	$9,435	$16,681	$(6,927)	$9,754

During the twelve weeks ended March 23, 2021, the Company wrote off $0.1 million of franchise rights associated with the closure of two franchise-operated restaurants.
6. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at March 23, 2021 and December 29, 2020 consisted of the following (in thousands):

	March 23, 2021	December 29, 2020
Senior Credit Facility, as amended, net of unamortized debt discount of $170 and $182 and deferred financing costs of $771 and $821 at March 23, 2021 and December 29, 2020, respectively	$114,059	$113,997
Total outstanding indebtedness	114,059	113,997
Obligations under finance leases and other debt	529	611
Total debt	114,588	114,608
Less: amounts due within one year	116	190
Total amounts due after one year, net	$114,472	$114,418

At March 23, 2021 and December 29, 2020, the Company assessed the amounts recorded under the Senior Credit Facility and determined that such amounts approximated fair value.

As a result of the modification of a lease from a finance lease to an operating lease during the twelve weeks ended March 23, 2021, the Company wrote off a finance lease obligation of approximately $36,000 and the related finance lease asset with a net book value of approximately $37,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.
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

The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 23, 2021. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
At March 23, 2021, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.87%. At March 23, 2021, the Company had a total of $121.6 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $115.0 million of outstanding borrowings and $13.4 million of letters of credit outstanding, which reduce availability under the Senior Credit Facility, as amended.
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
The components of lease cost for the twelve weeks ended March 23, 2021 and March 24, 2020 were as follows (in thousands):

	Classification	Twelve Weeks Ended March 23, 2021	Twelve Weeks Ended March 24, 2020
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,528	$9,446
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	29	55
Interest on lease liabilities	Interest expense	3	12
Short-term lease cost	Occupancy and other operating expenses	42	72
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	460	323
Sublease income	Franchise sublease and other income	(1,646)	(1,582)
Total lease cost		$8,416	$8,326

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of March 23, 2021 and December 29, 2020 was as follows (in thousands):

	March 23, 2021	December 29, 2020
Operating lease assets:
Operating lease right-of-use assets	$248,655	$249,071
Operating lease liabilities:
Current portion of operating lease liabilities	$22,005	$22,648
Operating lease liabilities, excluding current portion	251,714	251,958
Total operating lease liabilities	$273,719	$274,606

Finance lease assets:
Buildings under finance leases	$260	$441
Accumulated depreciation	(168)	(283)
Finance lease assets, net	$92	$158
Finance lease obligations:
Current portion of finance lease obligations and other debt	$63	$128
Long-term debt, finance lease obligations and other debt, excluding current portion, net	43	46
Total finance lease obligations	$106	$174

As a result of the modification of a lease from a finance lease to an operating lease during the twelve weeks ended March 23, 2021, the Company wrote off a finance lease asset with a net book value of approximately $37,000 and the related finance lease obligation of approximately $36,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.

Weighted Average Remaining Lease Term (in years)	March 23, 2021
Operating leases	12.3
Finance leases	2.3

Weighted Average Discount Rate	March 23, 2021
Operating leases	6.53%
Finance leases	10.35%

Supplemental cash flow information related to leases was as follows (in thousands):

	Twelve Weeks Ended March 23, 2021	Twelve Weeks Ended March 24, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,900	$6,012
Operating cash flows used for finance leases	$3	$12
Financing cash flows used for finance leases	$31	$54

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The estimated future lease payments as of March 23, 2021 are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2021	$66	$29,945	$(4,516)	$25,495
2022	19	42,336	(6,578)	35,777
2023	17	37,320	(5,935)	31,402
2024	16	31,405	(5,305)	26,116
2025	1	31,269	(5,619)	25,651
Thereafter	—	234,016	(54,277)	179,739
Total lease payments	$119	$406,291	$(82,230)	$324,180
Amounts representing interest	(13)	(132,572)		(132,585)
Present value of lease obligations	$106	$273,719		$191,595

As of March 23, 2021, we have legally binding lease payments related to restaurant leases that have not yet commenced of $5.3 million which are included in the balance of operating lease liabilities in the table above.

During the twelve weeks ended March 24, 2020, the Company entered into one sale-leaseback arrangement with a third party private investor. The sale-leaseback transaction does not provide for any continuing involvement by the Company other than a normal lease where the Company intends to use the property during the lease term. The lease has been accounted for as an operating lease. The net proceeds from the transaction totaled approximately $1.4 million. Under the arrangement, the Company sold the land and building of an existing restaurant and leased it back for a term of 20 years. The sale of this property resulted in a gain of approximately $0.6 million which is included in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statements of comprehensive income (loss).
During the twelve weeks ended June 16, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 19 years, expiring in 2039, and remaining lease payments total approximately $1.6 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of March 23, 2021, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
Additionally, another Del Taco franchisee has a direct sublease with a third party where the Company is a guarantor on the sublease. The lease has a remaining term of 10 years, expiring in 2031, and remaining lease payments total approximately $1.5 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. In 2019, the franchisee defaulted on the lease payments. The Company had a liability of $0.1 million as of both March 23, 2021 and December 29, 2020, respectively, representing the estimated payments that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.
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
(Unaudited)
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
During the twelve weeks ended March 24, 2020, the Company reclassified approximately $62,000 of interest expense related to the hedges of these transactions into earnings.
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

	March 23, 2021	December 29, 2020
Employee compensation and related items	$13,952	$16,048
Accrued advertising	5,496	3,920
Accrued income tax	5,118	4,301
Accrued insurance	4,757	5,031
Accrued sales tax	3,088	3,712
Accrued real property tax	2,519	1,841
Accrued property and equipment purchases	1,835	1,970
Deferred gift card income	1,376	1,669
Accrued rent and related items	1,375	1,490
Restaurant closure liabilities	136	198
Other	4,855	5,233
	$44,507	$45,413

A summary of other non-current liabilities follows (in thousands):

	March 23, 2021	December 29, 2020
Insurance reserves	$8,570	$8,178
Deferred development and initial franchise fees	4,569	4,523
Deferred social security taxes	3,381	3,381
Sublease liabilities	1,349	1,375
Deferred gift card income	1,161	1,464
Restaurant closure liabilities	204	256
Other	556	583
	$19,790	$19,760

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
11. Stock-Based Compensation
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were 3,300,000 shares of common stock reserved and authorized. At March 23, 2021, there were 102,564 shares of common stock available for grant under the 2015 Plan. On March 31, 2021, the Company's Board of Directors approved an amendment to the 2015 Plan to increase the amount of shares available for grant by 1,800,000 which is subject to stockholder approval at the 2021 Annual Meeting on May 27, 2021.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.4 million and $1.2 million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of March 23, 2021 and changes during the period from December 29, 2020 through March 23, 2021 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2020	1,254,775	$9.84
Granted	93,000	9.39
Vested	(59,625)	9.46
Forfeited	(3,750)	7.93
Nonvested at March 23, 2021	1,284,400	$9.83
For the twelve weeks ended March 23, 2021 and March 24, 2020, the Company made payments of $0.2 million and $0.1 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 24,517 and 13,867 shares withheld, respectively.
As of March 23, 2021, there was $7.1 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Stock Options
A summary of stock option activity as of March 23, 2021 and changes during the period from December 29, 2020 through March 23, 2021 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 29, 2020	574,453	$9.54	4.4	$624
Granted	5,000	8.94
Exercised	—	—
Forfeited/Expired	(6,500)	11.85
Options outstanding at March 23, 2021	572,953	$9.51	4.3	$938
Options exercisable at March 23, 2021	284,875	$11.17	2.7	$90
Options exercisable and expected to vest at March 23, 2021	517,663	$9.78	4.1	$753

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on March 23, 2021 and December 29, 2020, respectively.
As of March 23, 2021, there was $0.5 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants that is expected to be recognized over a weighted-average remaining period of 2.7 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 23, 2021, the Company repurchased 106,049 shares of common stock for an average price per share of $8.92 for an aggregate cost of approximately $0.9 million, including incremental direct costs to acquire the share. During the twelve weeks ended March 24, 2020, the Company did not repurchase any shares or warrants.
As of March 23, 2021, there was approximately $17.1 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. The Company has no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
In January 2021, the Board of Directors authorized the initiation of a quarterly cash dividend program. During the twelve weeks ended March 23, 2021, the Company paid a dividend of $0.04 per share of common stock, which totaled $1.5 million. The dividends were paid on February 23, 2021 to shareholders of record at the close of business on February 2, 2021. The payment of dividends on common stock is at the discretion of the Board of Directors.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Numerator:
Net income (loss)	$2,631	$(102,468)
Denominator:
Weighted-average shares outstanding - basic	36,761,670	37,075,994
Dilutive effect of unvested restricted stock	379,375	—
Dilutive effect of stock options	49,109	—
Weighted-average shares outstanding - diluted	37,190,154	37,075,994
Net income (loss) per share - basic	$0.07	$(2.76)
Net income (loss) per share - diluted	$0.07	$(2.76)
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	274,577	6,612,980

14. Income Taxes
The effective income tax rates were 28.1% and 5.5% for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively. The provision (benefit) for income taxes was $1.0 million and $(6.0) million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively.
The income tax expense for the twelve weeks ended March 23, 2021 is driven by the estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax benefit for the twelve weeks ended March 24, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized, and therefore, no valuation allowance as of March 23, 2021 and December 29, 2020 is required.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. Beginning with pay dates on and after April 14, 2020, the Company has elected to defer the employer-paid portion of social security taxes through the end of fiscal year 2020. The total amount deferred as of December 29, 2020 is $6.8 million, of which 50% is due by December 31, 2021 and 50% is due by December 31, 2022. The Company also assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit ("ERC"), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through December 31, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through December 31, 2021. Based on the Company's assessment, the Company recognized a credit of $0.8 million during the twelve weeks ended March 23, 2021 for the ERC, which is recorded as an offset to related wages paid to employees while not providing services due to COVID-19 classified in occupancy and other operating expenses on the consolidated statements of comprehensive income (loss).

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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volume of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms expiring at the end of 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of March 23, 2021 are approximately $25.2 million. The Company has excluded agreements that are cancellable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. On March 24, 2021, Del Taco filed its motion to oppose the plaintiff's motion for class certification. Discovery remains in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of March 23, 2021.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the twelve weeks ended March 23, 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff during the twelve weeks ended March 23, 2021 with the remainder to be paid at a later date. In consideration of the Company's insurance coverage, the ultimate liability with respect to this action did not have a material effect on the operating results, cash flows or financial position of the Company for the twelve weeks ended March 23, 2021.
The Company and its subsidiaries are parties to other legal proceedings incidental to their businesses, including claims alleging the Company’s restaurants do not comply with the Americans with Disabilities Act of 1990. In the opinion of management, based upon information currently available, the ultimate liability with respect to those other actions will not have a material

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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

16. Subsequent Events
In April 2021, the Board of Directors declared a quarterly dividend of $0.04 per share of common stock to be paid on May 27, 2021 to shareholders of record at the close of business on May 13, 2021. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended December 29, 2020, and related notes thereto, along with the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 11, 2021.
In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties such as the number of restaurants we intend to open and estimates of our effective tax rates. We use words such as “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose,” “preliminary,” “guidance” and variations of these words or similar expressions (or the negative versions of such words or expressions) to identify forward-looking statements.  These statements are based on assumptions and information available to us as of the date any such statements are made and are subject to risks and uncertainties.  These risks and uncertainties include, without limitation, the impact of the COVID-19 pandemic, consumer demand, our inability to successfully open company-operated or franchise-operated restaurants or establish new markets, competition in our markets, our inability to grow and manage growth profitably, adverse changes in food and supply costs, our inability to access additional capital, changes in applicable laws or regulations, food safety and foodborne illness concerns, our inability to manage existing and to obtain additional franchisees, our inability to attract and retain qualified personnel, our inability to profitably expand into new markets, changes in, or the discontinuation of the Company's repurchase program, and the possibility that we may be adversely affected by other economic, business, and/or competitive factors.  Our actual results may differ materially from those anticipated in these forward-looking statements due to these risks and uncertainties, as well as others, including, without limitation, those discussed in Part I. Item 1A. Risk Factors in our Annual Report on Form 10-K for our fiscal year ended December 29, 2020. We assume no obligation to update or revise these forward-looking statements as a result of new information, future events or any other reason.
Fiscal Year
We operate on a 52- or 53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2021 is the 52-week period ended December 28, 2021 ("Fiscal 2021"). Fiscal year 2020 is the 52-week period ended December 29, 2020 ("Fiscal 2020").
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of March 23, 2021, we have 599 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With high quality food and attractive price points, we believe we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
First Quarter 2021 Highlights
Our first quarter 2021 results and highlights include the following:
•Total revenues increased 5.2% for the twelve weeks ended March 23, 2021 to $115.5 million compared to $109.8 million for the twelve weeks ended March 24, 2020. The increase is primarily due to an increase in company-operated and franchise-operated same store sales.
•For the twelve weeks ended March 23, 2021, system-wide same store sales increased 9.1%, company-operated same store sales increased 4.9% and franchise-operated same store sales increased 14.0%.
•During the twelve weeks ended March 23, 2021, we opened two new company-operated restaurants, opened three new franchise-operated restaurants and closed two franchise-operated restaurants. During the twelve weeks ended March 24, 2020, we opened two new company-operated restaurants, opened one new franchise-operated restaurant, sold five company-operated restaurants to a franchisee, closed one company-operated restaurant, and closed two franchise-operated restaurants.

Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve weeks ended March 23, 2021 and March 24, 2020:

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Company-operated same store sales	4.9%	(2.5)%
Franchise-operated same store sales	14.0%	(3.7)%
System-wide same store sales	9.1%	(3.1)%

Restaurant Development
Del Taco restaurant counts at the end of the twelve weeks ended March 23, 2021 and March 24, 2020 were as follows:

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Company-operated restaurant activity:
Beginning of period	295	300
Openings	2	2
Closures	—	(1)
Sold to franchisees	—	(5)
Restaurants at end of period	297	296
Franchise-operated restaurant activity:
Beginning of period	301	296
Openings	3	1
Closures	(2)	(2)
Purchased from Company	—	5
Restaurants at end of period	302	300
Total restaurant activity:
Beginning of period	596	596
Openings	5	3
Closures	(2)	(3)
Restaurants at end of period	599	596

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

Since 2012, we have focused on repositioning our brand, increasing brand awareness, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. While the COVID-19 pandemic impacted our restaurant development plans for Fiscal 2020 due to the significant uncertainties that resulted from the impact of dine-in operating restrictions, various social distancing measures and stay-at-home orders on customer re-engagement with our brand and the short- and long-term impact on consumer discretionary spending, we and our franchisees plan to continue restaurant development during 2021, including the recent launch of our new "Fresh Flex" prototype restaurant design. We plan to open 12 system-wide restaurants in Fiscal 2021. From time to time, we and our franchisees may close restaurants.

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
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of March 23, 2021 and March 24, 2020, there were 285 and 278 restaurants, respectively, in the comparable company-operated restaurant base. As of March 23, 2021 and March 24, 2020, there were 286 and 278 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of results as reported under U.S. GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of restaurant contribution to the most directly comparable GAAP financial measure.
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
Other Income
Other income consists of proceeds received on a legal settlement related to construction defects at a company-operated restaurant.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended March 23, 2021 and Twelve Weeks Ended March 24, 2020
The following table presents operating results for the twelve weeks ended March 23, 2021 and twelve weeks ended March 24, 2020, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	March 23, 2021			March 24, 2020			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$103,578	89.7%		$100,333	91.4%		$3,245	3.2%
Franchise revenue	5,205	4.5		4,391	4.0		814	18.5
Franchise advertising contributions	3,825	3.3		3,211	2.9		614	19.1
Franchise sublease and other income	2,923	2.5		1,875	1.7		1,048	55.9
Total revenue	115,531	100.0		109,810	100.0		5,721	5.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	26,652	25.7	(1)	28,295	28.2	(1)	(1,643)	(5.8)
Labor and related expenses	35,508	34.3	(1)	34,936	34.8	(1)	572	1.6
Occupancy and other operating expenses	24,842	24.0	(1)	24,408	24.3	(1)	434	1.8
Total restaurant operating expenses	87,002	84.0	(1)	87,639	87.3	(1)	(637)	(0.7)
General and administrative	11,261	9.7		9,866	9.0		1,395	14.1
Franchise advertising expenses	3,825	3.3		3,211	2.9		614	19.1
Depreciation and amortization	5,947	5.1		6,137	5.6		(190)	(3.1)
Occupancy and other-franchise subleases and other	2,878	2.5		1,595	1.5		1,283	80.4
Pre-opening costs	196	0.2		233	0.2		(37)	(15.9)
Impairment of goodwill	—	—		87,277	79.5		(87,277)	(100.0)
Impairment of trademarks	—	—		11,900	10.8		(11,900)	(100.0)
Impairment of long-lived assets	—	—		8,287	7.5		(8,287)	(100.0)
Restaurant closure charges, net	412	0.4		494	0.4		(82)	(16.6)
Loss on disposal of assets and adjustments to assets held for sale, net	2	—		122	0.1		(120)	(98.4)
Total operating expenses	111,523	96.5		216,761	197.4		(105,238)	(48.6)
Income (loss) from operations	4,008	3.5		(106,951)	(97.4)		110,959	*
Other expense, net
Interest expense	721	0.6		1,508	1.4		(787)	(52.2)
Other income	(373)	(0.3)		—	—		(373)	*
Total other expense, net	348	0.3		1,508	1.4		(1,160)	(76.9)
Income (loss) from operations before provision (benefit) for income taxes	3,660	3.2		(108,459)	(98.8)		112,119	*
Provision (benefit) for income taxes	1,029	0.9		(5,991)	(5.5)		7,020	*
Net income (loss)	$2,631	2.3%		$(102,468)	(93.3)%		$105,099	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $3.2 million, or 3.2%, for the twelve weeks ended March 23, 2021, primarily due to an increase in company-operated same store sales of 4.9%.
Franchise Revenue
Franchise revenue increased $0.8 million, or 18.5%, for the twelve weeks ended March 23, 2021, primarily due to an increase in franchise-operated same store sales of 14.0% as well as additional franchise-operated restaurants open during 2021 compared to 2020.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.6 million, or 19.1%, for the twelve weeks ended March 23, 2021 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $1.0 million, or 55.9%, for the twelve weeks ended March 23, 2021, primarily due to sublease income related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other income related to information technology hardware that we purchase from third party vendors and then sell to franchisees.
Food and Paper Costs
Food and paper costs decreased $1.6 million, or 5.8%, for the twelve weeks ended March 23, 2021 due to commodity deflation. As a percentage of company restaurant sales, food and paper costs were 25.7% for the twelve weeks ended March 23, 2021 compared to 28.2% for the twelve weeks ended March 24, 2020. This percentage decrease was the result of commodity deflation and menu price increases.
Labor and Related Expenses
Labor and related expenses increased $0.6 million, or 1.6%, for the twelve weeks ended March 23, 2021, primarily due to an increase in company restaurant sales and a California minimum wage increase on January 1, 2021, partially offset by the impact of labor efficiencies and a reduction in workers compensation expense based on lower payments and reserves related to underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 34.3% for the twelve weeks ended March 23, 2021 compared to 34.8% for the twelve weeks ended March 24, 2020. This percentage decrease resulted primarily from the impact of the same store sales increase including menu price increases, labor efficiencies and reduced workers compensation expense, partially offset by the impact of the increased California minimum wage discussed above.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $0.4 million, or 1.8%, for the twelve weeks ended March 23, 2021, primarily due to increased third party delivery fees and net expenses incurred for employees when not providing services due to COVID-19, mostly offset by reduced advertising, repairs and maintenance, supplies and services expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 24.0% for the twelve weeks ended March 23, 2021 compared to 24.3% for the twelve weeks ended March 24, 2020. This percentage decrease was primarily related to the impact of the same store sales increase including menu price increases and reduced advertising, repairs and maintenance, supplies and services expense, partially offset by increased third party delivery fees and net expenses related to COVID-19.

General and Administrative Expenses
General and administrative expenses increased $1.4 million, or 14.1%, for the twelve weeks ended March 23, 2021, primarily due to higher management incentive compensation, legal fees and stock based compensation expense, partially offset by lower travel expense and executive transition costs. As a percentage of total revenue, general and administrative expense was 9.7% for the twelve weeks ended March 23, 2021 compared to 9.0% for the twelve weeks ended March 24, 2020. The increase as a percent of total revenue was primarily due to higher management incentive compensation, legal fees and stock based compensation expense, partially offset by the impact of higher revenue and lower executive transition and travel costs.

Franchise Advertising Expenses
Franchise advertising expenses increased $0.6 million, or 19.1%, for the twelve weeks ended March 23, 2021 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.
Depreciation and Amortization
Depreciation and amortization expenses were $5.9 million and $6.1 million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively. The decrease primarily reflects lower depreciation expense related to fully depreciated assets. As a percentage of total revenue, depreciation and amortization expenses were 5.1% for the twelve weeks ended March 23, 2021 compared to 5.6% for the twelve weeks ended March 24, 2020. The decrease as a percent of total revenue was primarily due to lower depreciation expense related to fully depreciated assets and the impact of higher revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $2.9 million and $1.6 million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively. The increase is primarily due to sublease expense related to the sale of six company-operated restaurants to franchisees during 2020, in which the Company retained the leasehold interest to the real estate, as well as an increase in other expenses related to information technology hardware that we purchase from third party vendors and then sell to franchisees.
Pre-opening Costs
Pre-opening costs were $0.2 million for both the twelve weeks ended March 23, 2021 and March 24, 2020 due to a similar level of pre-opening activity compared to the prior year.
Impairment of Goodwill
No impairment charges were recorded during the twelve weeks ended March 23, 2021. The Company recorded a non-cash impairment charge of $87.3 million during the twelve weeks ended March 24, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment.
Impairment of Trademarks
No impairment charges were recorded during the twelve weeks ended March 23, 2021. The Company recorded a non-cash impairment charge of $11.9 million during the twelve weeks ended March 24, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment.
Impairment of Long-Lived Assets
No impairment charges were recorded during the twelve weeks ended March 23, 2021. The Company recorded a non-cash impairment charge of $8.3 million during the twelve weeks ended March 24, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $0.4 million and $0.5 million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively. The decrease was due to lower rent and property tax expense related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $2,000 and $0.1 million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to fixed asset write-offs. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to losses on the sale of five company-operated restaurants, an adjustment of $0.5 million related to the reclassification of 14 company-operated restaurants from held for sale to held for use and losses on the closure of one company-operated restaurant, partially offset by a gain of $0.6 million from one sale-leaseback transaction.
Interest Expense
Interest expense was $0.7 million and $1.5 million for the twelve weeks ended March 23, 2021 and March 24, 2020, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the twelve weeks ended March 23, 2021 compared to the prior year.
Other Income
Other income was $0.4 million for the twelve weeks ended March 23, 2021 and consisted of proceeds from a legal settlement related to construction defect issues at a company-operated restaurant. There was no other income for the twelve weeks ended March 24, 2020.
Provision (Benefit) for Income Taxes
The effective income tax rates were 28.1% for the twelve weeks ended March 23, 2021 and 5.5% for the twelve weeks ended March 24, 2020. The provision (benefit) for income taxes consisted of income tax expense of $1.0 million for the twelve weeks ended March 23, 2021 and income tax benefit of $6.0 million for the twelve weeks ended March 24, 2020. The income tax expense for the twelve weeks ended March 23, 2021 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax benefit for the twelve weeks ended March 24, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We believe that cash from operations, together with our cash balance of $7.3 million and available borrowing capacity of $121.6 million at March 23, 2021, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. In addition, share repurchases and our quarterly cash dividend may impact our available capital resources. Should our business take longer to recover from the COVID-19 pandemic than we currently anticipate, there are actions we can take to conserve liquidity.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (primarily maintenance), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share repurchase program, dividend payments, working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. Our company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Net cash provided by (used in)
Operating activities	$6,610	$12,559
Investing activities	(4,530)	(5,708)
Financing activities	(2,682)	29,866
Net increase in cash	$(602)	$36,717

Cash Flows Provided by Operating Activities
During the twelve weeks ended March 23, 2021, cash flows provided by operating activities were $6.6 million. The cash flows provided by operating activities resulted from net income of $2.6 million, non-cash adjustments for asset depreciation and amortization of $6.0 million, amortization of operating lease assets of $5.3 million, stock-based compensation of $1.4 million and deferred income taxes of $0.2 million, partially offset by net working capital requirements of $8.5 million and other income of $0.4 million.
During the twelve weeks ended March 24, 2020, cash flows provided by operating activities were $12.6 million. The cash flows provided by operating activities resulted from a net loss of $102.5 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $6.3 million, amortization of operating lease assets of $5.1 million, stock-based compensation of $1.2 million, a loss on disposal of assets and adjustments to assets held for sale of $0.1 million and net working capital requirements of $5.0 million, partially offset by deferred income taxes of $10.1 million.
Cash Flows Used in Investing Activities
During the twelve weeks ended March 23, 2021, cash flows used in investing activities were $4.5 million, which was the result of purchase of property and equipment and other assets of $4.5 million. For the twelve weeks ended March 23, 2021, purchase of property and equipment was $3.6 million, including approximately $3.0 million to maintain or enhance our existing restaurants and information systems and for discretionary investment in equipment, technology and remodeled restaurants, as well as approximately $0.6 million for new restaurant construction. This was partially offset by proceeds received on a legal settlement related to construction defects at a company-operated restaurant of $0.4 million. Additionally, accrued capital expenditures decreased $0.5 million, resulting in net cash paid of $3.7 million related to the purchase of property and equipment during the twelve weeks ended March 23, 2021.
During the twelve weeks ended March 24, 2020, cash flows used in investing activities were $5.7 million, which were primarily the result of purchase of property and equipment and other assets of $8.3 million, partially offset by proceeds from the sale of five company-operated restaurants to a franchisee for $1.2 million and proceeds from the disposal of property and equipment for $1.4 million.
Cash Flows (Used in) Provided by Financing Activities
During the twelve weeks ended March 23, 2021, cash flows used in financing activities were $2.7 million. The cash flows used in financing activities were primarily the result of dividend payments of $1.5 million, the repurchase of 106,049 shares of our common stock for an aggregate purchase price of $0.9 million, payments of tax withholding of $0.2 million related to restricted stock vesting and payments on finance leases totaling $0.1 million. In addition, during the twelve weeks ended March 23, 2021, the Company borrowed $9.0 million on its revolving credit facility and made payments of $9.0 million on its revolving credit facility.
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
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of March 23, 2021.
As of March 23, 2021, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 1.87%. As of March 23, 2021, there were $115.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $13.4 million. Unused borrowing capacity at March 23, 2021 was $121.6 million.

Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended March 23, 2021, the Company repurchased 106,049 shares of common stock for an average price per share of $8.92 for an aggregate cost of approximately $0.9 million, including incremental direct costs to acquire the shares. As of March 23, 2021, there was approximately $17.1 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. We have no obligations to repurchase shares under the share repurchase program, and the timing and value of shares purchased, if any, will depend on our stock price, market conditions and other factors.
Construction Defect Issues
During the second quarter of 2020, we identified various construction defects related to three closed restaurants in Texas. During the fourth quarter of 2020, we identified a fourth closed restaurant with construction defects. We believe the issues are attributable to defective construction performed by the same general contractor for all four restaurants. We plan to undertake voluntary rehabilitation of the four properties, and while the full extent of voluntary rehabilitation costs are not yet known, we are pursuing legal remedies against the general contractor to recover future incurred costs.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Company restaurant sales	$103,578	$100,333
Restaurant operating expenses	87,002	87,639
Restaurant contribution	$16,576	$12,694
Restaurant contribution margin	16.0%	12.7%

A reconciliation of income (loss) from operations to restaurant contribution is provided below (in thousands):

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Income (loss) from operations	$4,008	$(106,951)
Less:
Franchise revenue	(5,205)	(4,391)
Franchise advertising contributions	(3,825)	(3,211)
Franchise sublease income and other	(2,923)	(1,875)
Plus:
General and administrative	11,261	9,866
Franchise advertising expenses	3,825	3,211
Depreciation and amortization	5,947	6,137
Occupancy and other - franchise subleases and other	2,878	1,595
Pre-opening costs	196	233
Impairment of goodwill	—	87,277
Impairment of trademarks	—	11,900
Impairment of long-lived assets	—	8,287
Restaurant closure charges, net	412	494
Loss on disposal of assets and adjustments to assets held for sale, net	2	122
Restaurant contribution	$16,576	$12,694
Company restaurant sales	$103,578	$100,333
Restaurant contribution margin	16.0%	12.7%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended
	March 23, 2021	March 24, 2020
Net income (loss)	$2,631	$(102,468)
Non-GAAP adjustments:
Provision (benefit) for income taxes	1,029	(5,991)
Interest expense	721	1,508
Depreciation and amortization	5,947	6,137
EBITDA	10,328	(100,814)
Stock-based compensation expense (a)	1,400	1,225
Loss on disposal of assets and adjustments to assets held for sale, net (b)	2	122
Impairment of goodwill (c)	—	87,277
Impairment of trademarks (d)	—	11,900
Impairment of long-lived assets (e)	—	8,287
Restaurant closure charges, net (f)	412	494
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(86)	(50)
Pre-opening costs (h)	196	233
Sublease income for closed restaurants (i)	(256)	(250)
Executive transition costs (j)	—	287
Other income (k)	(373)	—
Adjusted EBITDA	$11,623	$8,711

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
(k)During 2021, other income consists of a legal settlement related to construction defects at a company-operated restaurant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of March 23, 2021, we had outstanding variable rate borrowings of $115.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.2 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020, increased to $14.00 per hour on January 1, 2021 and will then increase to $15.00 per hour on January 1, 2022. Based on our current number of restaurants in California, this is expected to impact 329 restaurants in California, of which 208 are company-operated and 121 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, $14.25 per hour on July 1, 2019 and finally to $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a paid sick leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. These local ordinances impacted 21 company-owned restaurants and 11 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020 filed with the SEC on March 11, 2021. There have been no material changes in any of our critical accounting policies during the twelve weeks ended March 23, 2021.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first fiscal quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Note 15, Commitments and Contingencies, of the notes to the unaudited consolidated financial statements for a discussion of our legal matters.
Item 1A. Risk Factors
See "Item 1A. Risk Factors" included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2020 filed with the SEC on March 11, 2021 for a discussion of our risk factors. There have been no material changes to our risk factors.
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
During the twelve weeks ended March 23, 2021, we repurchased 106,049 shares of common stock in open market transactions under the share repurchase program for an average price per share of $8.92 for an aggregate cost of approximately $0.9 million, including incremental direct costs to acquire the shares. As of March 23, 2021, there was approximately $17.1 million remaining under the share repurchase program. The amount and timing of additional share purchases, if any, will depend upon a number of factors, including the price and availability of our common stock and general market conditions.
The following table summarizes shares repurchased during the first fiscal quarter ended March 23, 2021. The average price paid per share does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
December 30, 2020 - January 26, 2021	130,566	(1)	$8.92	106,049	$17,148,983
January 27, 2021 - February 23, 2021	—		$—	—	$—
February 24, 2021 - March 23, 2021	—		$—	—	$—
Total	130,566
(1) Includes 24,517 shares withheld upon vesting of restricted stock awards in satisfaction of withholding tax obligations pursuant to the 2015 Omnibus Incentive Plan during the period from December 30, 2020 to January 26, 2021. These shares do not reduce the repurchase authorization discussed above.

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

Date: May 3, 2021

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)