Form 10-Q
period 2021-06-15
Del Taco Restaurants, Inc.
filed 2021-07-23
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of July 19, 2021, there were 36,392,418 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 15, 2021 (Unaudited) and December 29, 2020	1
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Twelve and Twenty-Four Weeks Ended June 15, 2021 and the Twelve and Twenty-Four Weeks Ended June 16, 2020	2
Unaudited Consolidated Statements of Stockholders' Equity for the Twelve and Twenty-Four Weeks Ended June 15, 2021 and the Twelve and Twenty-Four Weeks Ended June 16, 2020	3
Unaudited Consolidated Statements of Cash Flows for the Twenty-Four Weeks Ended June 15, 2021 and the Twenty-Four Weeks Ended June 16, 2020	5
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	38
Item 4. Control and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41
Item 1A. Risk Factors	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6. Exhibits	42

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 15, 2021	December 29, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$6,580	$7,912
Accounts and other receivables, net	6,553	5,463
Inventories	2,557	2,799
Prepaid expenses and other current assets	2,405	2,078
Assets held for sale	1,468	1,495
Total current assets	19,563	19,747
Property and equipment, net	145,638	146,706
Operating lease right-of-use assets	246,258	249,071
Goodwill	108,979	108,979
Trademarks	208,400	208,400
Intangible assets, net	9,144	9,754
Other assets, net	5,772	4,652
Total assets	$743,754	$747,309
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,221	$18,683
Other accrued liabilities	46,338	45,413
Current portion of finance lease obligations and other debt	88	190
Current portion of operating lease liabilities	21,612	22,648
Total current liabilities	85,259	86,934
Long-term debt, finance lease obligations and other debt, excluding current portion, net	109,525	114,418
Operating lease liabilities, excluding current portion	249,198	251,958
Deferred income taxes	62,225	61,485
Other non-current liabilities	19,453	19,760
Total liabilities	525,660	534,555
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 36,548,895 shares issued and outstanding at June 15, 2021; 36,828,237 shares issued and outstanding at December 29, 2020	4	4
Additional paid-in capital	330,419	333,712
Accumulated other comprehensive loss	—	—
Accumulated deficit	(112,329)	(120,962)
Total shareholders’ equity	218,094	212,754
Total liabilities and shareholders’ equity	$743,754	$747,309
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Revenue:
Company restaurant sales	$113,004	$95,261	$216,582	$195,594
Franchise revenue	5,604	4,520	10,809	8,911
Franchise advertising contributions	4,189	2,783	8,014	5,994
Franchise sublease and other income	2,174	2,006	5,097	3,881
Total revenue	124,971	104,570	240,502	214,380
Operating expenses:
Restaurant operating expenses:
Food and paper costs	28,797	25,642	55,449	53,937
Labor and related expenses	37,214	31,609	72,722	66,545
Occupancy and other operating expenses	25,605	22,389	50,447	46,797
General and administrative	11,382	9,432	22,643	19,298
Franchise advertising expenses	4,189	2,783	8,014	5,994
Depreciation and amortization	5,984	6,285	11,931	12,422
Occupancy and other - franchise subleases and other	2,092	1,727	4,970	3,322
Pre-opening costs	59	63	255	296
Impairment of goodwill	—	—	—	87,277
Impairment of trademarks	—	—	—	11,900
Impairment of long-lived assets	—	—	—	8,287
Restaurant closure charges, net	386	499	798	993
Loss on disposal of assets and adjustments to assets held for sale, net	52	435	54	557
Total operating expenses	115,760	100,864	227,283	317,625
Income (loss) from operations	9,211	3,706	13,219	(103,245)
Other expense (income), net
Interest expense	701	1,281	1,422	2,789
Other income	—	—	(373)	—
Total other expense, net	701	1,281	1,049	2,789
Income (loss) from operations before provision (benefit) for income taxes	8,510	2,425	12,170	(106,034)
Provision (benefit) for income taxes	2,508	3,001	3,537	(2,990)
Net income (loss)	6,002	(576)	8,633	(103,044)
Other comprehensive income:
Reclassification of interest rate cap amortization included in net income (loss), net of tax	—	7	—	52
Total other comprehensive income, net	—	7	—	52
Comprehensive income (loss)	$6,002	$(569)	$8,633	$(102,992)
Earnings (loss) per share:
Basic	$0.16	$(0.02)	$0.24	$(2.78)
Diluted	$0.16	$(0.02)	$0.23	$(2.78)
Weighted-average shares outstanding
Basic	36,709,588	37,086,962	36,735,629	37,081,511
Diluted	37,269,233	37,086,962	37,229,694	37,081,511
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

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 29, 2020	$—	36,828,237	$4	$333,712	$—	$(120,962)	$212,754
Net income	—	—	—	—	—	2,631	2,631
Comprehensive income							2,631
Stock-based compensation	—	—	—	1,400	—	—	1,400
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	35,108	—	(219)	—	—	(219)
Repurchase of common stock	—	(106,049)	—	(948)	—	—	(948)
Dividends paid	—	—	—	(1,469)	—	—	(1,469)
Balance at March 23, 2021	—	36,757,296	4	332,476	—	(118,331)	214,149
Net income	—	—	—	—	—	6,002	6,002
Comprehensive income							6,002
Stock-based compensation	—	—	—	1,519	—	—	1,519
Exercise of stock options	—	2,000	—	20	—	—	20
Repurchase of common stock	—	(210,401)	—	(2,124)	—	—	(2,124)
Dividends paid	—	—	—	(1,472)	—	—	(1,472)
Balance at June 15, 2021	$—	36,548,895	$4	$330,419	$—	$(112,329)	$218,094

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	24 Weeks Ended
	June 15, 2021	June 16, 2020
Operating activities
Net income (loss)	$8,633	$(103,044)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Allowance for doubtful accounts	—	15
Depreciation and amortization	11,931	12,422
Amortization of deferred financing costs, debt discount and interest rate cap	123	190
Amortization of operating lease assets	10,606	10,155
Stock-based compensation	2,919	2,638
Impairment of goodwill	—	87,277
Impairment of trademarks	—	11,900
Impairment of long-lived assets	—	8,287
Deferred income taxes	740	(10,377)
Loss on disposal of assets and adjustments to assets held for sale, net	54	557
Restaurant closure charges	7	42
Other income	(373)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,090)	(444)
Inventories	242	652
Prepaid expenses and other current assets	(1,758)	2,685
Other assets	(202)	(174)
Accounts payable	(1,995)	4
Operating lease liabilities	(10,160)	(9,658)
Other accrued liabilities	1,844	9,216
Other non-current liabilities	(253)	(882)
Net cash provided by operating activities	21,268	21,461
Investing activities
Purchases of property and equipment	(9,691)	(13,794)
Proceeds from disposal of property and equipment, net	—	1,440
Purchases of other assets	(1,615)	(829)
Proceeds from sale of company-operated restaurants	—	1,266
Net cash used in investing activities	(11,306)	(11,917)
Financing activities
Repurchase of common stock and warrants	(3,072)	—
Payment of tax withholding related to restricted stock vesting	(219)	(105)
Payments on finance leases and other debt	(82)	(111)
Proceeds from revolving credit facility	15,000	65,000
Payments on revolving credit facility	(20,000)	(65,000)
Payment of dividends	(2,941)	—
Proceeds from exercise of stock options	20	—
Net cash used in financing activities	(11,294)	(216)
Net (decrease) increase in cash and cash equivalents	(1,332)	9,328
Cash and cash equivalents at beginning of period	7,912	1,421
Cash and cash equivalents at end of period	$6,580	$10,749
Supplemental cash flow information:
Cash paid during the period for interest	$1,385	$2,336
Cash paid during the period for income taxes	5,525	—
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$3,558	$1,586
Amortization of interest rate cap into net income, net of tax	—	52
Operating lease right-of-use assets obtained in exchange for lease obligations	7,793	10,249
Write-offs against bad debt reserves	39	—

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At June 15, 2021, there were 297 company-operated and 304 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam. At June 16, 2020, there were 294 company-operated and 299 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2021 is a fifty-two week period ending December 28, 2021. Fiscal year 2020 is the fifty-two week period ended December 29, 2020. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2021, the Company’s accompanying financial statements reflect the twelve weeks ended June 15, 2021. For fiscal year 2020, the Company’s accompanying financial statements reflect the twelve weeks ended June 16, 2020.
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

No impairment charges were recorded during the twelve and twenty-four weeks ended June 15, 2021. During the twelve and twenty-four weeks ended June 16, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in elevated impairment charges for the twenty-four weeks ended June 16, 2020. As a result, the Company recorded a non-cash impairment charge totaling $8.3 million during the twenty-four weeks ended June 16, 2020 related to eight restaurants based on the estimate of future recoverable cash flows.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restaurant Closure Charges, Net
The restaurant closure liability was $0.3 million and $0.5 million at June 15, 2021 and December 29, 2020, respectively, and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

	24 Weeks Ended
	June 15, 2021	June 16, 2020
Beginning Balance	$454	$437
Accretion	7	12
Cash payments	(119)	(1)
Ending Balance	$342	$448

The current portion of the restaurant closure liability was $0.1 million and $0.2 million as of June 15, 2021 and December 29, 2020, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.2 million and $0.3 million as of June 15, 2021 and December 29, 2020, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2032.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The Company did not sell any company-operated restaurants to franchisees during the twenty-four weeks ended June 15, 2021. The Company sold six company-operated restaurants to franchisees during the twenty-four weeks ended June 16, 2020. The following table summarizes the net loss recognized related to this transaction (dollars in thousands):

24 Weeks Ended June 16, 2020
Company-operated restaurants sold to franchisees	6

Proceeds from the sale of company-operated restaurants, net of selling costs (a)	$2,558
Net assets sold (primarily furniture, fixtures and equipment) (b)	(2,086)
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)
Allocation to deferred franchise fees	(193)
Sublease assets, net	220
Gain on lease termination	40
Loss on sale of company-operated restaurants, net (c)	$(657)

(a) Of the net proceeds related to the company-operated restaurants sold during the twenty-four weeks ended June 16, 2020, $1.3 million was a receivable as of June 16, 2020.
(b) Of the net assets sold during the twenty-four weeks ended June 16, 2020, $0.7 million was included in assets held for sale as of December 31, 2019.
(c) Of the loss related to the six company-operated restaurants sold during the twenty-four weeks ended June 16, 2020, $0.6 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive income (loss).

Assets Held for Sale

Assets held for sale includes the net book value of property and equipment related to company-operated restaurants that the Company plans to sell within the next year to franchisees or other third parties. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of June 15, 2021, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale. During the twenty-four weeks ended June 15, 2021, the Company recorded a $27,000 adjustment to assets held for sale in order to recognize the assets at their estimated fair value less estimated costs to sell. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include a sale agreement. Assets held for sale at June 15, 2021 and December 29, 2020 consisted of the following (in thousands):

	June 15, 2021	December 29, 2020
Land	$550	$561
Building	918	934
	$1,468	$1,495

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. Goodwill and Other Intangible Assets
Goodwill was $109.0 million as of both June 15, 2021 and December 29, 2020. Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million as of both June 15, 2021 and December 29, 2020.
The carrying value of trademarks was $208.4 million as of both June 15, 2021 and December 29, 2020.
The Company’s other intangible assets at June 15, 2021 and December 29, 2020 consisted of the following (in thousands):

	June 15, 2021			December 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	$1,820	$(246)	$1,574	$1,820	$(193)	$1,627
Franchise rights	13,846	(6,858)	6,988	13,918	(6,421)	7,497
Reacquired franchise rights	943	(361)	582	943	(313)	630
Total amortized other intangible assets	$16,609	$(7,465)	$9,144	$16,681	$(6,927)	$9,754

During the twenty-four weeks ended June 15, 2021, the Company wrote off $0.1 million of franchise rights associated with the closure of two franchise-operated restaurants.
6. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at June 15, 2021 and December 29, 2020 consisted of the following (in thousands):

	June 15, 2021	December 29, 2020
Senior Credit Facility, as amended, net of unamortized debt discount of $159 and $182 and deferred financing costs of $721 and $821 at June 15, 2021 and December 29, 2020, respectively	$109,120	$113,997
Total outstanding indebtedness	109,120	113,997
Obligations under finance leases and other debt	493	611
Total debt	109,613	114,608
Less: amounts due within one year	88	190
Total amounts due after one year, net	$109,525	$114,418

At June 15, 2021 and December 29, 2020, the Company assessed the amounts recorded under the Senior Credit Facility and determined that such amounts approximated fair value.

As a result of the modification of a lease from a finance lease to an operating lease during the twenty-four weeks ended June 15, 2021, the Company wrote off a finance lease obligation of approximately $36,000 and the related finance lease asset with a net book value of approximately $37,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.
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

The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 15, 2021. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
At June 15, 2021, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.86%. At June 15, 2021, the Company had a total of $126.6 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $110.0 million of outstanding borrowings and $13.4 million of letters of credit outstanding, which reduce availability under the Senior Credit Facility, as amended.
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
The components of lease cost for the twelve and twenty-four weeks ended June 15, 2021 were as follows (in thousands):

	Classification	Twelve Weeks Ended June 15, 2021	Twenty-Four Weeks Ended June 15, 2021
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,429	$18,957
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	18	47
Interest on lease liabilities	Interest expense	2	5
Short-term lease cost	Occupancy and other operating expenses	44	86
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	537	997
Sublease income	Franchise sublease and other income	(1,668)	(3,314)
Total lease cost		$8,362	$16,778

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of June 15, 2021 and December 29, 2020 was as follows (in thousands):

	June 15, 2021	December 29, 2020
Operating lease assets:
Operating lease right-of-use assets	$246,258	$249,071
Operating lease liabilities:
Current portion of operating lease liabilities	$21,612	$22,648
Operating lease liabilities, excluding current portion	249,198	251,958
Total operating lease liabilities	$270,810	$274,606

Finance lease assets:
Buildings under finance leases	$260	$441
Accumulated depreciation	(186)	(283)
Finance lease assets, net	$74	$158
Finance lease obligations:
Current portion of finance lease obligations and other debt	$44	$128
Long-term debt, finance lease obligations and other debt, excluding current portion, net	40	46
Total finance lease obligations	$84	$174

As a result of the modification of a lease from a finance lease to an operating lease during the twenty-four weeks ended June 15, 2021, the Company wrote off a finance lease asset with a net book value of approximately $37,000 and the related finance lease obligation of approximately $36,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Weighted Average Remaining Lease Term (in years)	June 15, 2021
Operating leases	12.2
Finance leases	2.3

Weighted Average Discount Rate	June 15, 2021
Operating leases	6.52%
Finance leases	10.33%

Supplemental cash flow information related to leases was as follows (in thousands):

	Twenty-Four Weeks Ended June 15, 2021	Twenty-Four Weeks Ended June 16, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$19,475	$15,749
Operating cash flows used for finance leases	$5	$18
Financing cash flows used for finance leases	$51	$87

The estimated future lease payments as of June 15, 2021 are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2021	$42	$20,185	$(3,040)	$17,187
2022	19	42,673	(6,746)	35,946
2023	17	37,631	(6,105)	31,543
2024	16	31,440	(5,461)	25,995
2025	1	31,558	(5,789)	25,770
Thereafter	—	237,885	(56,601)	181,284
Total lease payments	$95	$401,372	$(83,742)	$317,725
Amounts representing interest	(11)	(130,562)		(130,573)
Present value of lease obligations	$84	$270,810		$187,152

As of June 15, 2021, we have legally binding lease payments related to restaurant leases that have not yet commenced of $2.6 million which are included in the balance of operating lease liabilities in the table above.

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
During the twelve weeks ended June 16, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 18 years, expiring in 2039, and remaining lease payments total approximately $1.5 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of June 15, 2021, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
Additionally, another Del Taco franchisee has a direct sublease with a third party where the Company is a guarantor on the sublease. The lease has a remaining term of 10 years, expiring in 2031, and remaining lease payments total approximately $1.5 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
periods. In 2019, the franchisee defaulted on the lease payments. The Company had a liability of $0.1 million as of both June 15, 2021 and December 29, 2020, representing the fair value of the guarantee obligation that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.
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
During the twelve and twenty-four weeks ended June 16, 2020, the Company reclassified approximately $5,000 and $67,000, respectively, of interest expense related to the hedges of these transactions into earnings.
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

	June 15, 2021	December 29, 2020
Employee compensation and related items	$15,534	$16,048
Accrued advertising	5,557	3,920
Accrued insurance	5,198	5,031
Accrued sales tax	5,109	3,712
Deferred social security taxes	3,381	3,381
Accrued property and equipment purchases	2,503	1,970
Accrued real property tax	1,893	1,841
Accrued income tax	1,574	4,301
Accrued rent and related items	1,428	1,490
Deferred gift card income	1,265	1,669
Restaurant closure liabilities	139	198
Other	2,757	1,852
	$46,338	$45,413

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

A summary of other non-current liabilities follows (in thousands):

	June 15, 2021	December 29, 2020
Insurance reserves	$8,287	$8,178
Deferred development and initial franchise fees	4,732	4,523
Deferred social security taxes	3,381	3,381
Sublease liabilities	1,323	1,375
Deferred gift card income	962	1,464
Restaurant closure liabilities	203	256
Other	565	583
	$19,453	$19,760

11. Stock-Based Compensation
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the 2015 Plan, there were originally 3,300,000 shares of common stock reserved and authorized. On May 27, 2021, the Company's shareholders approved an amendment to the 2015 Plan to increase the number of shares available for grant by 1,800,000. At June 15, 2021, there were 1,834,425 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.5 million and $1.4 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively, and $2.9 million and $2.6 million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of June 15, 2021 and changes during the period from December 29, 2020 through June 15, 2021 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2020	1,254,775	$9.84
Granted	161,139	9.69
Vested	(59,625)	9.46
Forfeited	(3,750)	7.93
Nonvested at June 15, 2021	1,352,539	$9.84
For the twenty-four weeks ended June 15, 2021 and June 16, 2020, the Company made payments of $0.2 million and $0.1 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 24,517 and 13,867 shares withheld, respectively.
As of June 15, 2021, there was $6.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.0 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Stock Options
A summary of stock option activity as of June 15, 2021 and changes during the period from December 29, 2020 through June 15, 2021 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 29, 2020	574,453	$9.54	4.4	$624
Granted	5,000	8.94
Exercised	(2,000)	10.40
Forfeited/Expired	(6,500)	11.85
Options outstanding at June 15, 2021	570,953	$9.51	4.0	$1,223
Options exercisable at June 15, 2021	284,125	$11.18	2.5	$196
Options exercisable and expected to vest at June 15, 2021	523,357	$9.75	3.9	$1,025

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on June 15, 2021 and December 29, 2020, respectively.
As of June 15, 2021, there was $0.4 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants that is expected to be recognized over a weighted-average remaining period of 2.5 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 15, 2021, the Company repurchased 210,401 shares of common stock for an average price per share of $10.07 for an aggregate cost of approximately $2.1 million, including incremental direct costs to acquire the shares. During the twenty-four weeks ended June 15, 2021, the Company repurchased 316,450 shares of common stock for an average price per share of $9.69 for an aggregate cost of approximately $3.1 million, including incremental direct costs to acquire the shares. During the twelve and twenty-four weeks ended June 16, 2020, the Company did not repurchase any shares or warrants.
As of June 15, 2021, there was approximately $15.0 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. The Company has no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
In January 2021, the Board of Directors authorized the initiation of a quarterly cash dividend program. During the twelve weeks ended June 15, 2021, the Company paid a quarterly dividend of $0.04 per share of common stock, which totaled $1.5 million. During the twenty-four weeks ended June 15, 2021, the Company paid two quarterly dividends of $0.04 per share of common stock, which totaled $2.9 million. The payment of dividends on common stock is at the discretion of the Board of Directors.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Numerator:
Net income (loss)	$6,002	$(576)	$8,633	$(103,044)
Denominator:
Weighted-average shares outstanding - basic	36,709,588	37,086,962	36,735,629	37,081,511
Dilutive effect of unvested restricted stock	499,325	—	439,350	—
Dilutive effect of stock options	60,320	—	54,715	—
Weighted-average shares outstanding - diluted	37,269,233	37,086,962	37,229,694	37,081,511
Net income (loss) per share - basic	$0.16	$(0.02)	$0.24	$(2.78)
Net income (loss) per share - diluted	$0.16	$(0.02)	$0.23	$(2.78)
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	168,500	6,618,810	221,539	6,612,770

14. Income Taxes
The effective income tax rates were 29.5% and 123.8% for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. The provision for income taxes was $2.5 million and $3.0 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. The effective income tax rates were 29.1% and 2.8% for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively. The provision (benefit) for income taxes was $3.5 million and $(3.0) million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively.
The income tax expense for the twelve weeks ended June 15, 2021 is driven by the estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended June 16, 2020 is driven by the estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
The income tax expense for the twenty-four weeks ended June 15, 2021 is driven by the estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax benefit for the twenty-four weeks ended June 16, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized, and therefore, no valuation allowance as of June 15, 2021 and December 29, 2020 is required.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. Beginning with pay dates on and after April 14, 2020, the Company elected to defer the employer-paid

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
portion of social security taxes through the end of fiscal year 2020. The total amount deferred as of December 29, 2020 is $6.8 million, of which 50% is due by December 31, 2021 and 50% is due by December 31, 2022. The Company also assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit ("ERC"), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through December 31, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through December 31, 2021. Based on the Company's assessment, the Company recognized a credit of $0.1 million during the twelve weeks ended June 15, 2021 and $0.9 million during the twenty-four weeks ended June 15, 2021 for the ERC, which is recorded as an offset to related wages paid to employees while not providing services due to COVID-19 classified in occupancy and other operating expenses on the consolidated statements of comprehensive income (loss).
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volume of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms expiring at the end of 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of June 15, 2021 are approximately $20.4 million. The Company has excluded agreements that are cancellable without penalty.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. On March 24, 2021, Del Taco filed its motion to oppose the plaintiff's motion for class certification. Discovery remains in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of June 15, 2021.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement, which was collected from the insurance carrier during the twenty-four weeks ended June 15, 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff during the twenty-four weeks ended June 15, 2021 with the remainder to be paid at a later date. During the twelve weeks ended June 15, 2021, the Company settled an individual complaint filed by a member of the EEOC class for $0.5 million. Both this matter and the EEOC matter are subject to the same insurance retention of $0.5 million because they are deemed related matters under the Company's employment practices liability insurance policy. As of June 15, 2021, the Company recorded a receivable of $0.5 million from the Company's insurance carrier and an accrued liability of $0.5 million for the claim settlement. In consideration of the Company's insurance coverage, the ultimate liability with respect to these actions did not have a material effect on the operating results, cash flows or financial position of the Company for the twenty-four weeks ended June 15, 2021.
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

16. Subsequent Events
In July 2021, the Board of Directors declared a quarterly dividend of $0.04 per share of common stock to be paid on August 25, 2021 to shareholders of record at the close of business on August 11, 2021. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion.

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of June 15, 2021, we have 601 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With high quality food and attractive price points, we believe we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Second Quarter 2021 Highlights
Our second quarter 2021 results and highlights include the following:
•Total revenues increased 19.5% for the twelve weeks ended June 15, 2021 to $125.0 million compared to $104.6 million for the twelve weeks ended June 16, 2020. Total revenues increased 12.2% for the twenty-four weeks ended June 15, 2021 to $240.5 million compared to $214.4 million for the twenty-four weeks ended June 16, 2020. The increase in both the twelve and twenty-four weeks ended June 15, 2021 is primarily due to an increase in company-operated and franchise-operated same store sales.
•For the twelve weeks ended June 15, 2021, system-wide same store sales increased 17.8%, company-operated same store sales increased 18.3% and franchise-operated same store sales increased 17.2%. For the twenty-four weeks ended June 15, 2021, system-wide same store sales increased 13.5%, company-operated same store sales increased 11.5% and franchise-operated same store sales increased 15.6%.

•During the twelve weeks ended June 15, 2021, we opened two new franchise-operated restaurants. During the twelve weeks ended June 16, 2020, we sold one company-operated restaurant to a franchisee, closed one company-operated restaurant and closed two franchise-operated restaurants.
•During the twenty-four weeks ended June 15, 2021, we opened two new company-operated restaurants, opened five new franchise-operated restaurants and closed two franchise-operated restaurants. During the twenty-four weeks ended June 16, 2020, we opened two new company-operated restaurants, opened one new franchise-operated restaurant, sold six company-operated restaurants to franchisees, closed two company-operated restaurants and closed four franchise-operated restaurants.
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and twenty-four weeks ended June 15, 2021 and June 16, 2020:

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Company-operated same store sales	18.3%	(12.6)%	11.5%	(7.7)%
Franchise-operated same store sales	17.2%	(7.2)%	15.6%	(5.6)%
System-wide same store sales	17.8%	(10.1)%	13.5%	(6.7)%

Restaurant Development
Del Taco restaurant counts at the end of the twelve and twenty-four weeks ended June 15, 2021 and June 16, 2020 were as follows:

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Company-operated restaurant activity:
Beginning of period	297	296	295	300
Openings	—	—	2	2
Closures	—	(1)	—	(2)
Sold to franchisees	—	(1)	—	(6)
Restaurants at end of period	297	294	297	294
Franchise-operated restaurant activity:
Beginning of period	302	300	301	296
Openings	2	—	5	1
Closures	—	(2)	(2)	(4)
Purchased from Company	—	1	—	6
Restaurants at end of period	304	299	304	299
Total restaurant activity:
Beginning of period	599	596	596	596
Openings	2	—	7	3
Closures	—	(3)	(2)	(6)
Restaurants at end of period	601	593	601	593

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

Since 2012, we have focused on repositioning our brand, increasing brand awareness, strengthening operational capabilities and refinancing indebtedness to build a foundation for future organic and new unit growth. New restaurant development is expected to contribute to our growth strategy. While the COVID-19 pandemic impacted our restaurant development plans for Fiscal 2020 due to the significant uncertainties that resulted from the impact of dine-in operating restrictions, various social distancing measures and stay-at-home orders on customer re-engagement with our brand and the short- and long-term impact on consumer discretionary spending, we and our franchisees plan to continue restaurant development during 2021, including the recent launch of our new "Fresh Flex" prototype restaurant design. We plan to open 13 system-wide restaurants in Fiscal 2021. From time to time, we and our franchisees may close restaurants.
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
Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of June 15, 2021 and June 16, 2020, there were 290 and 281 restaurants, respectively, in the comparable company-operated restaurant base. As of June 15, 2021 and June 16, 2020, there were 291 and 279 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended June 15, 2021 and Twelve Weeks Ended June 16, 2020
The following table presents operating results for the twelve weeks ended June 15, 2021 and twelve weeks ended June 16, 2020, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	June 15, 2021			June 16, 2020			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$113,004	90.4%		$95,261	91.1%		$17,743	18.6%
Franchise revenue	5,604	4.5		4,520	4.3		1,084	24.0
Franchise advertising contributions	4,189	3.4		2,783	2.7		1,406	50.5
Franchise sublease and other income	2,174	1.7		2,006	1.9		168	8.4
Total revenue	124,971	100.0		104,570	100.0		20,401	19.5
Operating expenses
Restaurant operating expenses:
Food and paper costs	28,797	25.5	(1)	25,642	26.9	(1)	3,155	12.3
Labor and related expenses	37,214	32.9	(1)	31,609	33.2	(1)	5,605	17.7
Occupancy and other operating expenses	25,605	22.7	(1)	22,389	23.5	(1)	3,216	14.4
Total restaurant operating expenses	91,616	81.1	(1)	79,640	83.6	(1)	11,976	15.0
General and administrative	11,382	9.1		9,432	9.0		1,950	20.7
Franchise advertising expenses	4,189	3.4		2,783	2.7		1,406	50.5
Depreciation and amortization	5,984	4.8		6,285	6.0		(301)	(4.8)
Occupancy and other-franchise subleases and other	2,092	1.7		1,727	1.7		365	21.1
Pre-opening costs	59	—		63	0.1		(4)	(6.3)
Restaurant closure charges, net	386	0.3		499	0.5		(113)	(22.6)
Loss on disposal of assets and adjustments to assets held for sale, net	52	—		435	0.4		(383)	(88.0)
Total operating expenses	115,760	92.6		100,864	96.5		14,896	14.8
Income from operations	9,211	7.4		3,706	3.5		5,505	148.5
Other expense, net
Interest expense	701	0.6		1,281	1.2		(580)	(45.3)
Total other expense, net	701	0.6		1,281	1.2		(580)	(45.3)
Income from operations before provision for income taxes	8,510	6.8		2,425	2.3		6,085	250.9
Provision for income taxes	2,508	2.0		3,001	2.9		(493)	(16.4)
Net income (loss)	$6,002	4.8%		$(576)	(0.6)%		$6,578	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful
Company Restaurant Sales
Company restaurant sales increased $17.7 million, or 18.6%, for the twelve weeks ended June 15, 2021, primarily due to an increase in company-operated same store sales of 18.3% due in part to the negative impact of COVID-19 on prior year sales.

Franchise Revenue
Franchise revenue increased $1.1 million, or 24.0%, for the twelve weeks ended June 15, 2021, primarily due to an increase in franchise-operated same store sales of 17.2% as well as additional franchise-operated restaurants open during 2021 compared to 2020.
Franchise Advertising Contributions
Franchise advertising contributions increased $1.4 million, or 50.5%, for the twelve weeks ended June 15, 2021 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.2 million, or 8.4%, for the twelve weeks ended June 15, 2021, primarily due to an increase in other income related to information technology hardware that we purchase from third party vendors and then sell to franchisees.
Food and Paper Costs
Food and paper costs increased $3.2 million, or 12.3%, for the twelve weeks ended June 15, 2021 primarily due to the increase in company restaurant sales. As a percentage of company restaurant sales, food and paper costs were 25.5% for the twelve weeks ended June 15, 2021 compared to 26.9% for the twelve weeks ended June 16, 2020. This percentage decrease was primarily the result of menu price increases.
Labor and Related Expenses
Labor and related expenses increased $5.6 million, or 17.7%, for the twelve weeks ended June 15, 2021, primarily due to an increase in company restaurant sales and a California minimum wage increase on January 1, 2021. As a percentage of company restaurant sales, labor and related expenses were 32.9% for the twelve weeks ended June 15, 2021 compared to 33.2% for the twelve weeks ended June 16, 2020. This percentage decrease resulted primarily from the impact of the same store sales increase including menu price increases, partially offset by the impact of the increased California minimum wage and an increase in workers compensation expense based on underlying claims activity.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.2 million, or 14.4%, for the twelve weeks ended June 15, 2021, primarily due to increased advertising, credit card fees, rent expense, repairs and maintenance and utilities, partially offset by lower net expenses related to COVID-19. As a percentage of company restaurant sales, occupancy and other operating expenses were 22.7% for the twelve weeks ended June 15, 2021 compared to 23.5% for the twelve weeks ended June 16, 2020. This percentage decrease was primarily related to the impact of the same store sales increase including menu price increases and lower net expenses related to COVID-19, partially offset by increased advertising as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $2.0 million, or 20.7%, for the twelve weeks ended June 15, 2021, primarily due to higher management incentive compensation, legal expenses, salary expense, travel expense and stock-based compensation expense. As a percentage of total revenue, general and administrative expense was 9.1% for the twelve weeks ended June 15, 2021 compared to 9.0% for the twelve weeks ended June 16, 2020. The increase as a percent of total revenue was primarily due to higher management incentive compensation, mostly offset by the impact of higher revenue.
Franchise Advertising Expenses
Franchise advertising expenses increased $1.4 million, or 50.5%, for the twelve weeks ended June 15, 2021 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.

Depreciation and Amortization
Depreciation and amortization expenses were $6.0 million and $6.3 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. The decrease primarily reflects lower amortization and depreciation expense related to fully depreciated assets. As a percentage of total revenue, depreciation and amortization expenses were 4.8% for the twelve weeks ended June 15, 2021 compared to 6.0% for the twelve weeks ended June 16, 2020. The decrease as a percent of total revenue was primarily due to lower amortization and depreciation expense discussed above, as well as the impact of higher revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $2.1 million and $1.7 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. The increase is primarily due to an increase in other expenses related to franchise information technology service contracts and information technology hardware that we purchase from third party vendors and then sell to franchisees.
Pre-opening Costs
Pre-opening costs were $0.1 million for both the twelve weeks ended June 15, 2021 and June 16, 2020 due to a similar level of pre-opening activity compared to the prior year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $0.4 million and $0.5 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. The decrease was due to lower rent and property tax expense related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.1 million and $0.4 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment to estimated net realizable value for assets classified as held for sale and fixed asset write-offs. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to the write-off of assets related to the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets classified as held for sale and a loss on the sale of one company-operated restaurant.
Interest Expense
Interest expense was $0.7 million and $1.3 million for the twelve weeks ended June 15, 2021 and June 16, 2020, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the twelve weeks ended June 15, 2021 compared to the prior year.
Provision for Income Taxes
The effective income tax rates were 29.5% for the twelve weeks ended June 15, 2021 and 123.8% for the twelve weeks ended June 16, 2020. The provision for income taxes was $2.5 million for the twelve weeks ended June 15, 2021 and $3.0 million for the twelve weeks ended June 16, 2020. The income tax expense for the twelve weeks ended June 15, 2021 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended June 16, 2020 is driven by our estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Twenty-Four Weeks Ended June 15, 2021 and Twenty-Four Weeks Ended June 16, 2020
The following table presents operating results for the twenty-four weeks ended June 15, 2021 and twenty-four weeks ended June 16, 2020, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	24 Weeks Ended
	June 15, 2021			June 16, 2020			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$216,582	90.1%		$195,594	91.2%		$20,988	10.7%
Franchise revenue	10,809	4.5		8,911	4.2		1,898	21.3
Franchise advertising contributions	8,014	3.3		5,994	2.8		2,020	33.7
Franchise sublease and other income	5,097	2.1		3,881	1.8		1,216	31.3
Total revenue	240,502	100.0		214,380	100.0		26,122	12.2
Operating expenses
Restaurant operating expenses:
Food and paper costs	55,449	25.6	(1)	53,937	27.6	(1)	1,512	2.8
Labor and related expenses	72,722	33.6	(1)	66,545	34.0	(1)	6,177	9.3
Occupancy and other operating expenses	50,447	23.3	(1)	46,797	23.9	(1)	3,650	7.8
Total restaurant operating expenses	178,618	82.5	(1)	167,279	85.5	(1)	11,339	6.8
General and administrative	22,643	9.4		19,298	9.0		3,345	17.3
Franchise advertising expenses	8,014	3.3		5,994	2.8		2,020	33.7
Depreciation and amortization	11,931	5.0		12,422	5.8		(491)	(4.0)
Occupancy and other-franchise subleases and other	4,970	2.1		3,322	1.5		1,648	49.6
Pre-opening costs	255	0.1		296	0.1		(41)	(13.9)
Impairment of goodwill	—	—		87,277	40.7		(87,277)	(100.0)
Impairment of trademarks	—	—		11,900	5.6		(11,900)	(100.0)
Impairment of long-lived assets	—	—		8,287	3.9		(8,287)	(100.0)
Restaurant closure charges, net	798	0.3		993	0.5		(195)	(19.6)
Loss on disposal of assets and adjustments to assets held for sale, net	54	—		557	0.3		(503)	(90.3)
Total operating expenses	227,283	94.5		317,625	148.2		(90,342)	(28.4)
Income (loss) from operations	13,219	5.5		(103,245)	(48.2)		116,464	(112.8)
Other expense, net
Interest expense	1,422	0.6		2,789	1.3		(1,367)	(49.0)
Other income	(373)	(0.2)		—	—		(373)	*
Total other expense, net	1,049	0.4		2,789	1.3		(1,740)	(62.4)
Income (loss) from operations before provision (benefit) for income taxes	12,170	5.1		(106,034)	(49.5)		118,204	*
Provision (benefit) for income taxes	3,537	1.5		(2,990)	(1.4)		6,527	*
Net income (loss)	$8,633	3.6%		$(103,044)	(48.1)%		$111,677	*

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $21.0 million, or 10.7%, for the twenty-four weeks ended June 15, 2021, primarily due to an increase in company-operated same store sales of 11.5% due in part to the negative impact of COVID-19 on prior year sales.
Franchise Revenue
Franchise revenue increased $1.9 million, or 21.3%, for the twenty-four ended June 15, 2021, primarily due to an increase in franchise-operated same store sales of 15.6% as well as additional franchise-operated restaurants open during 2021 compared to 2020.
Franchise Advertising Contributions
Franchise advertising contributions increased $2.0 million, or 33.7%, for the twenty-four weeks ended June 15, 2021 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Franchise Sublease and Other Income
Franchise sublease and other income increased $1.2 million, or 31.3%, for the twenty-four weeks ended June 15, 2021, primarily due to sublease income related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other income related to information technology hardware that we purchase from third party vendors and then sell to franchisees.
Food and Paper Costs
Food and paper costs increased $1.5 million, or 2.8%, for the twenty-four weeks ended June 15, 2021 due to the increase in company restaurant sales, partially offset by commodity deflation. As a percentage of company restaurant sales, food and paper costs were 25.6% for the twenty-four weeks ended June 15, 2021 compared to 27.6% for the twenty-four weeks ended June 16, 2020. This percentage decrease was the result of menu price increases and commodity deflation.
Labor and Related Expenses
Labor and related expenses increased $6.2 million, or 9.3%, for the twenty-four weeks ended June 15, 2021, primarily due to an increase in company restaurant sales and a California minimum wage increase on January 1, 2021. As a percentage of company restaurant sales, labor and related expenses were 33.6% for the twenty-four weeks ended June 15, 2021 compared to 34.0% for the twenty-four weeks ended June 16, 2020. This percentage decrease resulted primarily from the impact of the same store sales increase including menu price increases, partially offset by the impact of the increased California minimum wage and an increase in workers compensation expense based on underlying claims activity.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $3.7 million, or 7.8%, for the twenty-four weeks ended June 15, 2021, primarily due to increased advertising, third party delivery fees, rent expense, utilities and credit card fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.3% for the twenty-four weeks ended June 15, 2021 compared to 23.9% for the twenty-four weeks ended June 16, 2020. This percentage decrease was primarily related to the impact of the same store sales increase including menu price increases, partially offset by increased advertising and third party delivery fees as a percent of company restaurant sales.

General and Administrative Expenses
General and administrative expenses increased $3.3 million, or 17.3%, for the twenty-four weeks ended June 15, 2021, primarily due to higher management incentive compensation, legal expenses, salary expense and stock-based compensation expense. As a percentage of total revenue, general and administrative expense was 9.4% for the twenty-four weeks ended June 15, 2021 compared to 9.0% for the twenty-four weeks ended June 16, 2020. The increase as a percent of total revenue was primarily due to higher management incentive compensation, partially offset by the impact of higher revenue.

Franchise Advertising Expenses
Franchise advertising expenses increased $2.0 million, or 33.7%, for the twenty-four weeks ended June 15, 2021 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Depreciation and Amortization
Depreciation and amortization expenses were $11.9 million and $12.4 million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively. The decrease primarily reflects lower amortization and depreciation expense related to fully depreciated assets. As a percentage of total revenue, depreciation and amortization expenses were 5.0% for the twenty-four weeks ended June 15, 2021 compared to 5.8% for the twenty-four weeks ended June 16, 2020. The decrease as a percent of total revenue was primarily due to lower amortization and depreciation expense discussed above, as well as the impact of higher revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $5.0 million and $3.3 million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively. The increase is primarily due to sublease expense related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other expenses related to information technology hardware that we purchase from third party vendors and then sell to franchisees.
Pre-opening Costs
Pre-opening costs were $0.3 million for both the twenty-four weeks ended June 15, 2021 and June 16, 2020 due to a similar level of pre-opening activity compared to the prior year.
Impairment of Goodwill
No impairment charges were recorded during the twenty-four weeks ended June 15, 2021. The Company recorded a non-cash impairment charge of $87.3 million during the twenty-four weeks ended June 16, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment.
Impairment of Trademarks
No impairment charges were recorded during the twenty-four weeks ended June 15, 2021. The Company recorded a non-cash impairment charge of $11.9 million during the twenty-four weeks ended June 16, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment.
Impairment of Long-Lived Assets
No impairment charges were recorded during the twenty-four weeks ended June 15, 2021. The Company recorded a non-cash impairment charge of $8.3 million during the twenty-four weeks ended June 16, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $0.8 million and $1.0 million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively. The decrease was due to lower rent and property tax expense related to previously closed restaurants.

Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.1 million and $0.6 million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment to estimated net realizable value for assets classified as held for sale and fixed asset write-offs. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment resulting from the reclassification of 14 company-operated restaurants from held for sale to held for use, losses on the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets classified as held for sale and losses on the sale of six company-operated restaurants, partially offset by a gain from one sale-leaseback transaction.
Interest Expense
Interest expense was $1.4 million and $2.8 million for the twenty-four weeks ended June 15, 2021 and June 16, 2020, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the twenty-four weeks ended June 15, 2021 compared to the prior year.
Other Income
Other income was $0.4 million for the twenty-four weeks ended June 15, 2021 and consisted of proceeds from a legal settlement related to construction defect issues at a company-operated restaurant. There was no other income for the twenty-four weeks ended June 16, 2020.
Provision (Benefit) for Income Taxes
The effective income tax rates were 29.1% for the twenty-four weeks ended June 15, 2021 and 2.8% for the twenty-four weeks ended June 16, 2020. The provision (benefit) for income taxes consisted of income tax expense of $3.5 million for the twenty-four weeks ended June 15, 2021 and income tax benefit of $3.0 million for the twenty-four weeks ended June 16, 2020. The income tax expense for the twenty-four weeks ended June 15, 2021 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits. The income tax benefit for the twenty-four weeks ended June 16, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020 and the impact of non-tax deductible compensation to executives, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We believe that cash from operations, together with our cash balance of $6.6 million and available borrowing capacity of $126.6 million at June 15, 2021, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. In addition, share repurchases and our quarterly cash dividend may impact our available capital resources. Should our business take longer to recover from the COVID-19 pandemic than we currently anticipate, there are actions we can take to conserve liquidity.
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

The following table presents summary cash flow information for the periods indicated (in thousands).

	24 Weeks Ended
	June 15, 2021	June 16, 2020
Net cash provided by (used in)
Operating activities	$21,268	$21,461
Investing activities	(11,306)	(11,917)
Financing activities	(11,294)	(216)
Net (decrease) increase in cash	$(1,332)	$9,328
Cash Flows Provided by Operating Activities
During the twenty-four weeks ended June 15, 2021, cash flows provided by operating activities were $21.3 million. The cash flows provided by operating activities resulted from net income of $8.6 million, non-cash adjustments for asset depreciation and amortization of $12.1 million, amortization of operating lease assets of $10.6 million, stock-based compensation of $2.9 million, deferred income taxes of $0.7 million and a loss on disposal of assets and adjustments to assets held for sale of $0.1 million, partially offset by net working capital requirements of $13.3 million and other income of $0.4 million.
During the twenty-four weeks ended June 16, 2020, cash flows provided by operating activities were $21.5 million. The cash flows provided by operating activities resulted from a net loss of $103.0 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $12.6 million, amortization of operating lease assets of $10.2 million, stock-based compensation of $2.6 million, a loss on disposal of assets and adjustments to assets held for sale of $0.6 million and net working capital requirements of $1.4 million, partially offset by deferred income taxes of $10.4 million.
Cash Flows Used in Investing Activities
During the twenty-four weeks ended June 15, 2021, cash flows used in investing activities were $11.3 million, which was the result of purchase of property and equipment and other assets of $11.3 million. For the twenty-four weeks ended June 15, 2021, purchase of property and equipment was $9.6 million, including approximately $7.6 million to maintain or enhance our existing restaurants and information systems and for discretionary investment in equipment, technology and remodeled restaurants, as well as approximately $2.0 million for new restaurant construction. This was partially offset by proceeds received on a legal settlement related to construction defects at a company-operated restaurant of $0.4 million. Additionally, accrued capital expenditures decreased $0.5 million, resulting in net cash paid of $9.7 million related to the purchase of property and equipment during the twenty-four weeks ended June 15, 2021.
During the twenty-four weeks ended June 16, 2020, cash flows used in investing activities were $11.9 million, which were primarily the result of purchase of property and equipment and other assets of $14.6 million, partially offset by proceeds from the disposal of property and equipment of $1.4 million and proceeds from the sale of company-operated restaurants to franchisees for $1.3 million.
Cash Flows Used in Financing Activities
During the twenty-four weeks ended June 15, 2021, cash flows used in financing activities were $11.3 million. The cash flows used in financing activities were primarily the result of the repurchase of 316,450 shares of our common stock for an aggregate purchase price of $3.1 million, dividend payments of $2.9 million, payments of tax withholding of $0.2 million related to restricted stock vesting and payments on finance leases and other debt totaling $0.1 million. In addition, during the twenty-four weeks ended June 15, 2021, the Company borrowed $15.0 million on its revolving credit facility and made payments of $20.0 million on its revolving credit facility.
During the twenty-four weeks ended June 16, 2020, cash flows used in financing activities were $0.2 million. The cash flows used in financing activities were primarily the result of payments of tax withholding of $0.1 million related to restricted stock vesting and payments on finance leases totaling $0.1 million. In addition, during the twenty-four weeks ended June 16, 2020, the Company borrowed $65.0 million on the revolving credit facility and made payments of $65.0 million on its revolving credit facility.

Senior Credit Facility
During the fourth quarter of 2019, the Company refinanced the Senior Credit Facility, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of June 15, 2021.
As of June 15, 2021, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 1.86%. As of June 15, 2021, there were $110.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $13.4 million. Unused borrowing capacity at June 15, 2021 was $126.6 million.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended June 15, 2021, the Company repurchased 210,401 shares of common stock for an average price per share of $10.07 for an aggregate cost of approximately $2.1 million, including incremental direct costs to acquire the shares. During the twenty-four weeks ended June 15, 2021, the Company repurchased 316,450 shares of common stock for an average price per share of $9.69 for an aggregate cost of approximately $3.1 million, including incremental direct costs to acquire the shares. As of June 15, 2021, there was approximately $15.0 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. We have no obligations to repurchase shares under the share repurchase program, and the timing and value of shares purchased, if any, will depend on our stock price, market conditions and other factors.
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

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Company restaurant sales	$113,004	$95,261	$216,582	$195,594
Restaurant operating expenses	91,616	79,640	178,618	167,279
Restaurant contribution	$21,388	$15,621	$37,964	$28,315
Restaurant contribution margin	18.9%	16.4%	17.5%	14.5%

A reconciliation of income (loss) from operations to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Income (loss) from operations	$9,211	$3,706	$13,219	$(103,245)
Less:
Franchise revenue	(5,604)	(4,520)	(10,809)	(8,911)
Franchise advertising contributions	(4,189)	(2,783)	(8,014)	(5,994)
Franchise sublease income and other	(2,174)	(2,006)	(5,097)	(3,881)
Plus:
General and administrative	11,382	9,432	22,643	19,298
Franchise advertising expenses	4,189	2,783	8,014	5,994
Depreciation and amortization	5,984	6,285	11,931	12,422
Occupancy and other - franchise subleases and other	2,092	1,727	4,970	3,322
Pre-opening costs	59	63	255	296
Impairment of goodwill	—	—	—	87,277
Impairment of trademarks	—	—	—	11,900
Impairment of long-lived assets	—	—	—	8,287
Restaurant closure charges, net	386	499	798	993
Loss on disposal of assets and adjustments to assets held for sale, net	52	435	54	557
Restaurant contribution	$21,388	$15,621	$37,964	$28,315
Company restaurant sales	$113,004	$95,261	$216,582	$195,594
Restaurant contribution margin	18.9%	16.4%	17.5%	14.5%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		24 Weeks Ended
	June 15, 2021	June 16, 2020	June 15, 2021	June 16, 2020
Net income (loss)	$6,002	$(576)	$8,633	$(103,044)
Non-GAAP adjustments:
Provision (benefit) for income taxes	2,508	3,001	3,537	(2,990)
Interest expense	701	1,281	1,422	2,789
Depreciation and amortization	5,984	6,285	11,931	12,422
EBITDA	15,195	9,991	25,523	(90,823)
Stock-based compensation expense (a)	1,519	1,413	2,919	2,638
Loss on disposal of assets and adjustments to assets held for sale, net (b)	52	435	54	557
Impairment of goodwill (c)	—	—	—	87,277
Impairment of trademarks (d)	—	—	—	11,900
Impairment of long-lived assets (e)	—	—	—	8,287
Restaurant closure charges, net (f)	386	499	798	993
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(85)	(66)	(171)	(115)
Pre-opening costs (h)	59	63	255	296
Sublease income for closed restaurants (i)	(269)	(248)	(525)	(498)
Executive transition costs (j)	—	—	—	287
Other income (k)	—	—	(373)	—
Adjusted EBITDA	$16,857	$12,087	$28,480	$20,799

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of June 15, 2021, we had outstanding variable rate borrowings of $110.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.1 million on an annualized basis.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020 filed with the SEC on March 11, 2021. There have been no material changes in any of our critical accounting policies during the twelve weeks ended June 15, 2021.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
During the twelve weeks ended June 15, 2021, we repurchased 210,401 shares of common stock in open market transactions under the share repurchase program for an average price per share of $10.07 for an aggregate cost of approximately $2.1 million, including incremental direct costs to acquire the shares. As of June 15, 2021, there was approximately $15.0 million remaining under the share repurchase program. The amount and timing of additional share purchases, if any, will depend upon a number of factors, including the price and availability of our common stock and general market conditions.
The following table summarizes shares repurchased during the second fiscal quarter ended June 15, 2021. The average price paid per share does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
March 24, 2021 - April 20, 2021	—	$—	—	$17,148,983
April 21, 2021 - May 18, 2021	51,000	$9.96	51,000	$16,640,790
May 19, 2021 - June 15, 2021	159,401	$10.11	159,401	$15,029,307
Total	210,401

Item 6. Exhibits

Exhibit No.	Description

10.1*
Second Amendment to Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on June 1, 2021).

10.2*
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on July 9, 2021).

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

Date: July 22, 2021

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)