Form 10-Q
period 2021-09-07
Del Taco Restaurants, Inc.
filed 2021-10-18
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of October 11, 2021, there were 36,392,418 shares of the registrant’s common stock issued and outstanding.

Del Taco Restaurants, Inc.
Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of September 7, 2021 (Unaudited) and December 29, 2020	1
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the Twelve and Thirty-Six Weeks Ended September 7, 2021 and the Twelve and Thirty-Six Weeks Ended September 8, 2020	2
Unaudited Consolidated Statements of Stockholders' Equity for the Twelve and Thirty-Six Weeks Ended September 7, 2021 and the Twelve and Thirty-Six Weeks Ended September 8, 2020	3
Unaudited Consolidated Statements of Cash Flows for the Thirty-Six Weeks Ended September 7, 2021 and the Thirty-Six Weeks Ended September 8, 2020	5
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	40
Item 4. Control and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43
Item 1A. Risk Factors	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6. Exhibits	44

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 7, 2021	December 29, 2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,384	$7,912
Accounts and other receivables, net	5,292	5,463
Inventories	2,952	2,799
Prepaid expenses and other current assets	4,191	2,078
Assets held for sale	1,468	1,495
Total current assets	17,287	19,747
Property and equipment, net	146,276	146,706
Operating lease right-of-use assets	243,595	249,071
Goodwill	108,979	108,979
Trademarks	208,400	208,400
Intangible assets, net	8,870	9,754
Other assets, net	6,260	4,652
Total assets	$739,667	$747,309
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,830	$18,683
Other accrued liabilities	46,739	45,413
Current portion of finance lease obligations and other debt	59	190
Current portion of operating lease liabilities	21,286	22,648
Total current liabilities	88,914	86,934
Long-term debt, finance lease obligations and other debt, excluding current portion, net	105,578	114,418
Operating lease liabilities, excluding current portion	246,220	251,958
Deferred income taxes	63,547	61,485
Other non-current liabilities	19,626	19,760
Total liabilities	523,885	534,555
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 36,392,418 shares issued and outstanding at September 7, 2021; 36,828,237 shares issued and outstanding at December 29, 2020	4	4
Additional paid-in capital	324,269	333,712
Accumulated other comprehensive loss	—	—
Accumulated deficit	(108,491)	(120,962)
Total shareholders’ equity	215,782	212,754
Total liabilities and shareholders’ equity	$739,667	$747,309
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands, except share and per share data)

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Revenue:
Company restaurant sales	$111,981	$109,522	$328,563	$305,116
Franchise revenue	5,586	5,169	16,395	14,080
Franchise advertising contributions	4,170	4,001	12,184	9,995
Franchise sublease and other income	2,534	2,090	7,631	5,971
Total revenue	124,271	120,782	364,773	335,162
Operating expenses:
Restaurant operating expenses:
Food and paper costs	29,315	29,051	84,764	82,988
Labor and related expenses	37,210	35,450	109,932	101,995
Occupancy and other operating expenses	26,989	25,302	77,436	72,099
General and administrative	11,218	10,841	33,861	30,139
Franchise advertising expenses	4,170	4,001	12,184	9,995
Depreciation and amortization	6,021	6,055	17,952	18,477
Occupancy and other - franchise subleases and other	2,354	1,766	7,324	5,088
Pre-opening costs	152	63	407	359
Impairment of goodwill	—	—	—	87,277
Impairment of trademarks	—	—	—	11,900
Impairment of long-lived assets	—	—	—	8,287
Restaurant closure charges, net	690	413	1,488	1,406
Loss on disposal of assets and adjustments to assets held for sale, net	37	140	91	697
Total operating expenses	118,156	113,082	345,439	430,707
Income (loss) from operations	6,115	7,700	19,334	(95,545)
Other expense (income), net
Interest expense	660	941	2,082	3,730
Other income	—	—	(373)	—
Total other expense, net	660	941	1,709	3,730
Income (loss) from operations before provision (benefit) for income taxes	5,455	6,759	17,625	(99,275)
Provision (benefit) for income taxes	1,617	962	5,154	(2,028)
Net income (loss)	3,838	5,797	12,471	(97,247)
Other comprehensive income:
Reclassification of interest rate cap amortization included in net income (loss), net of tax	—	—	—	52
Total other comprehensive income, net	—	—	—	52
Comprehensive income (loss)	$3,838	$5,797	$12,471	$(97,195)
Earnings (loss) per share:
Basic	$0.11	$0.16	$0.34	$(2.62)
Diluted	$0.10	$0.15	$0.34	$(2.62)
Weighted-average shares outstanding
Basic	36,455,883	37,293,390	36,642,380	37,152,419
Diluted	36,786,635	37,420,043	37,082,007	37,152,419
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

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(In thousands, except share data)

					Accumulated
				Additional	Other		Total
	Preferred	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 29, 2020	$—	36,828,237	$4	$333,712	$—	$(120,962)	$212,754
Net income	—	—	—	—	—	2,631	2,631
Comprehensive income							2,631
Stock-based compensation	—	—	—	1,400	—	—	1,400
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	35,108	—	(219)	—	—	(219)
Repurchase of common stock	—	(106,049)	—	(948)	—	—	(948)
Dividends paid	—	—	—	(1,469)	—	—	(1,469)
Balance at March 23, 2021	—	36,757,296	4	332,476	—	(118,331)	214,149
Net income	—	—	—	—	—	6,002	6,002
Comprehensive income							6,002
Stock-based compensation	—	—	—	1,519	—	—	1,519
Exercise of stock options	—	2,000	—	20	—	—	20
Repurchase of common stock	—	(210,401)	—	(2,124)	—	—	(2,124)
Dividends paid	—	—	—	(1,472)	—	—	(1,472)
Balance at June 15, 2021	—	36,548,895	4	330,419	—	(112,329)	218,094
Net income	—	—	—	—	—	3,838	3,838
Comprehensive income							3,838
Stock-based compensation	—	—	—	1,427	—	—	1,427
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	292,847	—	(1,676)	—	—	(1,676)
Repurchase of common stock	—	(449,324)	—	(4,442)	—	—	(4,442)
Common dividends	—	—	—	(1,459)	—	—	(1,459)
Balance at September 7, 2021	$—	36,392,418	$4	$324,269	$—	$(108,491)	$215,782

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)
	36 Weeks Ended
	September 7, 2021	September 8, 2020
Operating activities
Net income (loss)	$12,471	$(97,247)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Allowance for doubtful accounts	—	15
Depreciation and amortization	17,952	18,477
Amortization of deferred financing costs, debt discount and interest rate cap	184	251
Amortization of operating lease assets	15,943	15,200
Stock-based compensation	4,346	3,905
Impairment of goodwill	—	87,277
Impairment of trademarks	—	11,900
Impairment of long-lived assets	—	8,287
Deferred income taxes	2,062	(8,059)
Loss on disposal of assets and adjustments to assets held for sale, net	91	697
Restaurant closure charges	156	92
Other income	(373)	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	171	(166)
Inventories	(153)	483
Prepaid expenses and other current assets	(4,571)	1,071
Other assets	(307)	(252)
Accounts payable	2,719	(365)
Operating lease liabilities	(15,111)	(14,513)
Other accrued liabilities	34	13,148
Other non-current liabilities	(77)	(678)
Net cash provided by operating activities	35,537	39,523
Investing activities
Purchases of property and equipment	(14,784)	(16,335)
Proceeds from disposal of property and equipment, net	—	1,440
Purchases of other assets	(2,373)	(1,094)
Proceeds from sale of company-operated restaurants	—	2,558
Net cash used in investing activities	(17,157)	(13,431)
Financing activities
Repurchase of common stock	(7,514)	—
Payment of tax withholding related to restricted stock vesting	(1,895)	(999)
Payments on finance leases and other debt	(119)	(155)
Proceeds from revolving credit facility	24,000	65,000
Payments on revolving credit facility	(33,000)	(86,000)
Payment of dividends	(4,400)	—
Proceeds from exercise of stock options	20	—
Net cash used in financing activities	(22,908)	(22,154)
Net (decrease) increase in cash and cash equivalents	(4,528)	3,938
Cash and cash equivalents at beginning of period	7,912	1,421
Cash and cash equivalents at end of period	$3,384	$5,359
Supplemental cash flow information:
Cash paid during the period for interest	$2,061	$3,255
Cash paid during the period for income taxes	7,563	1,060
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$4,545	$1,783
Amortization of interest rate cap into net income, net of tax	—	52
Operating lease right-of-use assets obtained in exchange for lease obligations	10,467	13,139
Write-offs against bad debt reserves	39	—

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
1. Description of Business
Del Taco Restaurants, Inc. is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”). The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At September 7, 2021, there were 297 company-operated and 306 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam. At September 8, 2020, there were 295 company-operated and 301 franchise-operated Del Taco restaurants located in 15 states, including one franchise-operated unit in Guam.
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

The Company’s fiscal year ends on the Tuesday closest to December 31. Fiscal year 2021 is a fifty-two week period ending December 28, 2021. Fiscal year 2020 is the fifty-two week period ended December 29, 2020. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. For fiscal year 2021, the Company’s accompanying financial statements reflect the twelve weeks ended September 7, 2021. For fiscal year 2020, the Company’s accompanying financial statements reflect the twelve weeks ended September 8, 2020.
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

No impairment charges were recorded during the twelve and thirty-six weeks ended September 7, 2021. During the twelve and thirty-six weeks ended September 8, 2020, the Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in elevated impairment charges for the thirty-six weeks ended September 8, 2020. As a result, the Company recorded a non-cash impairment charge totaling $8.3 million during the thirty-six weeks ended September 8, 2020 related to eight restaurants based on the estimate of future recoverable cash flows.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Restaurant Closure Charges, Net
The restaurant closure liability was $0.4 million and $0.5 million at September 7, 2021 and December 29, 2020, respectively, and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

	36 Weeks Ended
	September 7, 2021	September 8, 2020
Beginning Balance	$454	$437
Accretion	11	16
Cash payments	(121)	(2)
Adjustments to estimates based on current activity	22	—
Ending Balance	$366	$451

The current portion of the restaurant closure liability was $0.2 million as of both September 7, 2021 and December 29, 2020 and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.2 million and $0.3 million as of September 7, 2021 and December 29, 2020, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2032.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The Company did not sell any company-operated restaurants to franchisees during the thirty-six ended September 7, 2021. The Company sold six company-operated restaurants to franchisees during the thirty-six weeks ended September 8, 2020. The following table summarizes the net loss recognized related to this transaction (dollars in thousands):

36 Weeks Ended September 8, 2020
Company-operated restaurants sold to franchisees	6

Proceeds from the sale of company-operated restaurants, net of selling costs	$2,558
Net assets sold (primarily furniture, fixtures and equipment) (a)	(2,086)
Goodwill related to the company-operated restaurants sold to franchisees	(1,196)
Allocation to deferred franchise fees	(193)
Sublease assets, net	220
Gain on lease termination	40
Loss on sale of company-operated restaurants, net (b)	$(657)

(a) Of the net assets sold during the thirty-six weeks ended September 8, 2020, $0.7 million was included in assets held for sale as of December 31, 2019.
(b) Of the loss related to the six company-operated restaurants sold during the thirty-six weeks ended September 8, 2020, $0.6 million was previously recognized during the fifty-two weeks ended December 31, 2019 as a fair value adjustment to the assets held for sale balance. The loss on sale of company-operated restaurants is included in loss on disposal of assets and adjustments to assets held for sale, net on the consolidated statements of comprehensive income (loss).

Assets Held for Sale

Assets held for sale includes the net book value of property and equipment related to company-operated restaurants that the Company plans to sell within the next year to franchisees or other third parties. Long-lived assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or fair value less estimated costs to sell.
As of September 7, 2021, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale. During the thirty-six weeks ended September 7, 2021, the Company recorded a $27,000 adjustment to assets held for sale in order to recognize the assets at their estimated fair value less estimated costs to sell. The estimated fair value of assets held for sale is based upon Level 2 inputs, which include a sale agreement. Assets held for sale at September 7, 2021 and December 29, 2020 consisted of the following (in thousands):

	September 7, 2021	December 29, 2020
Land	$550	$561
Building	918	934
	$1,468	$1,495
Subsequent to September 7, 2021, the Company completed the sale of the assets with a sales price of $1.55 million and commissions and closing costs of $83,000.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. Goodwill and Other Intangible Assets
Goodwill was $109.0 million as of both September 7, 2021 and December 29, 2020. Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million as of both September 7, 2021 and December 29, 2020.
The carrying value of trademarks was $208.4 million as of both September 7, 2021 and December 29, 2020.
The Company’s other intangible assets at September 7, 2021 and December 29, 2020 consisted of the following (in thousands):

	September 7, 2021			December 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	$1,820	$(273)	$1,547	$1,820	$(193)	$1,627
Franchise rights	13,846	(7,082)	6,764	13,918	(6,421)	7,497
Reacquired franchise rights	943	(384)	559	943	(313)	630
Total amortized other intangible assets	$16,609	$(7,739)	$8,870	$16,681	$(6,927)	$9,754

During the thirty-six weeks ended September 7, 2021, the Company wrote off $0.1 million of franchise rights associated with the closure of two franchise-operated restaurants.
6. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at September 7, 2021 and December 29, 2020 consisted of the following (in thousands):

	September 7, 2021	December 29, 2020
Senior Credit Facility, as amended, net of unamortized debt discount of $148 and $182 and deferred financing costs of $671 and $821 at September 7, 2021 and December 29, 2020, respectively	$105,181	$113,997
Total outstanding indebtedness	105,181	113,997
Obligations under finance leases and other debt	456	611
Total debt	105,637	114,608
Less: amounts due within one year	59	190
Total amounts due after one year, net	$105,578	$114,418

At September 7, 2021 and December 29, 2020, the Company assessed the amounts recorded under the Senior Credit Facility and determined that such amounts approximated fair value.

As a result of the modification of a lease from a finance lease to an operating lease during the thirty-six weeks ended September 7, 2021, the Company wrote off a finance lease obligation of approximately $36,000 and the related finance lease asset with a net book value of approximately $37,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.
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

The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 7, 2021. Substantially all of the assets of the Company are pledged as collateral under the Senior Credit Facility.
At September 7, 2021, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.61%. At September 7, 2021, the Company had a total of $130.6 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $106.0 million of outstanding borrowings and $13.4 million of letters of credit outstanding, which reduce availability under the Senior Credit Facility, as amended.
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
The components of lease cost for the twelve and thirty-six weeks ended September 7, 2021 were as follows (in thousands):

	Classification	Twelve Weeks Ended September 7, 2021	Thirty Six Weeks Ended September 7, 2021
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,394	$28,351
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	17	64
Interest on lease liabilities	Interest expense	2	7
Short-term lease cost	Occupancy and other operating expenses	21	107
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	538	1,535
Sublease income	Franchise sublease and other income	(1,683)	(4,997)
Total lease cost		$8,289	$25,067

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The components of lease cost for the twelve and thirty-six weeks ended September 8, 2020 were as follows (in thousands):

	Classification	Twelve Weeks Ended September 8, 2020	Thirty Six Weeks Ended September 8, 2020
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$9,251	$28,060
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	33	123
Interest on lease liabilities	Interest expense	5	23
Short-term lease cost	Occupancy and other operating expenses	71	238
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	440	1,097
Sublease income	Franchise sublease and other income	(1,716)	(4,988)
Total lease cost		$8,084	$24,553
Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of September 7, 2021 and December 29, 2020 was as follows (in thousands):

	September 7, 2021	December 29, 2020
Operating lease assets:
Operating lease right-of-use assets	$243,595	$249,071
Operating lease liabilities:
Current portion of operating lease liabilities	$21,286	$22,648
Operating lease liabilities, excluding current portion	246,220	251,958
Total operating lease liabilities	$267,506	$274,606

Finance lease assets:
Buildings under finance leases	$260	$441
Accumulated depreciation	(203)	(283)
Finance lease assets, net	$57	$158
Finance lease obligations:
Current portion of finance lease obligations and other debt	$24	$128
Long-term debt, finance lease obligations and other debt, excluding current portion, net	37	46
Total finance lease obligations	$61	$174

As a result of the modification of a lease from a finance lease to an operating lease during the thirty-six weeks ended September 7, 2021, the Company wrote off a finance lease asset with a net book value of approximately $37,000 and the related finance lease obligation of approximately $36,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Weighted Average Remaining Lease Term (in years)	September 7, 2021
Operating leases	12.0
Finance leases	2.5

Weighted Average Discount Rate	September 7, 2021
Operating leases	6.51%
Finance leases	10.32%

Supplemental cash flow information related to leases was as follows (in thousands):

	Thirty Six Weeks Ended September 7, 2021	Thirty Six Weeks Ended September 8, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$29,679	$25,529
Operating cash flows used for finance leases	$7	$23
Financing cash flows used for finance leases	$71	$119

The estimated future lease payments as of September 7, 2021 are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2021	$17	$10,315	$(1,586)	$8,746
2022	19	43,213	(6,973)	36,259
2023	17	38,218	(6,315)	31,920
2024	16	31,992	(5,654)	26,354
2025	1	32,179	(5,999)	26,181
Thereafter	—	238,523	(59,525)	178,998
Total lease payments	$70	$394,440	$(86,052)	$308,458
Amounts representing interest	(9)	(126,934)		(126,943)
Present value of lease obligations	$61	$267,506		$181,515

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
During the thirty-six weeks ended September 8, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 18 years, expiring in 2039, and remaining lease payments total approximately $1.5 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of September 7, 2021, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
Additionally, another Del Taco franchisee has a direct sublease with a third party where the Company is a guarantor on the sublease. The lease has a remaining term of 10 years, expiring in 2031, and remaining lease payments total approximately $1.4 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. In 2019, the franchisee defaulted on the lease payments. The Company had a liability of $0.1 million as of both September 7, 2021 and December 29, 2020, representing the fair value of the guarantee obligation that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.

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

	September 7, 2021	December 29, 2020
Employee compensation and related items	$16,979	$16,048
Accrued insurance	5,123	5,031
Accrued advertising	4,522	3,920
Accrued sales tax	4,179	3,712
Deferred social security taxes	3,381	3,381
Accrued property and equipment purchases	3,075	1,970
Accrued real property tax	2,619	1,841
Accrued income tax	1,852	4,301
Accrued rent and related items	1,530	1,490
Deferred gift card income	1,219	1,669
Other	2,260	2,050
	$46,739	$45,413

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

A summary of other non-current liabilities follows (in thousands):

	September 7, 2021	December 29, 2020
Insurance reserves	$7,751	$8,178
Deferred development and initial franchise fees	5,598	4,523
Deferred social security taxes	3,381	3,381
Sublease liabilities	1,298	1,375
Deferred gift card income	859	1,464
Other	739	839
	$19,626	$19,760

11. Stock-Based Compensation
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards, other cash-based compensation and performance awards. Under the 2015 Plan, there were originally 3,300,000 shares of common stock reserved and authorized. On May 27, 2021, the Company's shareholders approved an amendment to the 2015 Plan to increase the number of shares available for grant by 1,800,000. At September 7, 2021, there were 1,138,002 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $1.4 million and $1.3 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively, and $4.3 million and $3.9 million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively.
Restricted Stock Awards
A summary of outstanding and unvested restricted stock activity as of September 7, 2021 and changes during the period from December 29, 2020 through September 7, 2021 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2020	1,254,775	$9.84
Granted	281,822	9.76
Vested	(519,931)	10.64
Forfeited	(3,750)	7.93
Nonvested at September 7, 2021	1,012,916	$9.41
For the thirty-six weeks ended September 7, 2021 and September 8, 2020, the Company made payments of $1.9 million and $1.0 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 191,976 and 164,545 shares withheld, respectively.
As of September 7, 2021, there was $6.7 million of unrecognized stock compensation expense, net of estimated forfeitures, related to restricted stock awards that is expected to be recognized over a weighted-average remaining period of 2.3 years. The fair value of these awards was determined based on the Company’s stock price on the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Performance-Based Restricted Stock Units
During the twelve weeks ended September 7, 2021, the Company granted 70,199 restricted stock units subject to performance-based vesting conditions based on system-wide sales and Adjusted EBITDA to certain of its officers and executives. Each restricted stock unit ("RSU") has a grant date fair value of $9.89 and a vesting period from the grant date through the date the audit of the Company's fiscal 2021 financial results is expected to be completed. The fair value of each performance-based RSU is expensed based on management's current estimate of the level that the performance goal will be achieved. The Company recognized compensation expense of $0.1 million during the twelve weeks ended September 7, 2021 related to these performance-based awards. As of September 7, 2021, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based restricted stock units was approximately $0.6 million that is expected to be recognized over a weighted-average remaining period of 0.5 years.
Stock Options
A summary of stock option activity as of September 7, 2021 and changes during the period from December 29, 2020 through September 7, 2021 are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Options outstanding at December 29, 2020	574,453	$9.54	4.4	$624
Granted	678,000	9.88
Exercised	(2,000)	10.40
Forfeited/Expired	(6,500)	11.85
Options outstanding at September 7, 2021	1,243,953	$9.71	5.4	$545
Options exercisable at September 7, 2021	364,858	$10.80	2.8	$136
Options exercisable and expected to vest at September 7, 2021	1,014,721	$9.80	5.2	$455

The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on September 7, 2021 and December 29, 2020, respectively.
As of September 7, 2021, there was $2.1 million of unrecognized stock compensation expense, net of estimated forfeitures, related to stock option grants that is expected to be recognized over a weighted-average remaining period of 3.5 years.
12. Shareholders’ Equity
On February 26, 2016, the Company's Board of Directors authorized a share repurchase program covering up to $25.0 million in the aggregate of the Company's common stock and warrants which was effective immediately and expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, the Company announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 7, 2021, the Company repurchased 449,324 shares of common stock for an average price per share of $9.87 for an aggregate cost of approximately $4.4 million, including incremental direct costs to acquire the shares. During the thirty-six weeks ended September 7, 2021, the Company repurchased 765,774 shares of common stock for an average price per share of $9.79 for an aggregate cost of approximately $7.5 million, including incremental direct costs to acquire the shares. During the twelve and thirty-six weeks ended September 8, 2020, the Company did not repurchase any shares or warrants.
As of September 7, 2021, there was approximately $10.6 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. The Company has no obligations to repurchase shares under this

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
In January 2021, the Board of Directors authorized the initiation of a quarterly cash dividend program. During the twelve weeks ended September 7, 2021, the Company paid a quarterly dividend of $0.04 per share of common stock, which totaled $1.5 million. During the thirty-six weeks ended September 7, 2021, the Company paid three quarterly dividends of $0.04 per share of common stock, which totaled $4.4 million. The payment of dividends on common stock is at the discretion of the Board of Directors.
13. Earnings (Loss) Per Share
Basic income per share is calculated by dividing net income attributable to Del Taco’s common shareholders for the period by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic income per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock, common stock options, performance-based restricted stock units and restricted stock units.
Below are basic and diluted net income per share for the periods indicated (amounts in thousands except share and per share data):

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Numerator:
Net income (loss)	$3,838	$5,797	$12,471	$(97,247)
Denominator:
Weighted-average shares outstanding - basic	36,455,883	37,293,390	36,642,380	37,152,419
Dilutive effect of unvested restricted stock	301,003	126,653	393,234	—
Dilutive effect of stock options	29,749	—	46,393	—
Weighted-average shares outstanding - diluted	36,786,635	37,420,043	37,082,007	37,152,419
Net income (loss) per share - basic	$0.11	$0.16	$0.34	$(2.62)
Net income (loss) per share - diluted	$0.10	$0.15	$0.34	$(2.62)
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	969,292	1,929,726	470,790	5,137,453

14. Income Taxes
The effective income tax rates were 29.6% and 14.2% for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. The provision for income taxes was $1.6 million and $1.0 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. The effective income tax rates were 29.2% and 2.0% for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively. The provision (benefit) for income taxes was $5.2 million and $(2.0) million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively.
The income tax expense for the twelve weeks ended September 7, 2021 is driven by the estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2021 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended September 8, 2020 is driven by the estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.
The income tax expense for the thirty-six weeks ended September 7, 2021 is driven by the estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2021 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax benefit for the thirty-six weeks ended September 8, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.
Management believes it is more likely than not that all deferred tax assets will be realized, and therefore, no valuation allowance as of September 7, 2021 and December 29, 2020 is required.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of social security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property. Beginning with pay dates on and after April 14, 2020, the Company elected to defer the employer-paid portion of social security taxes through the end of fiscal year 2020. The total amount deferred as of December 29, 2020 is $6.8 million, of which 50% is due by December 31, 2021 and 50% is due by December 31, 2022. The Company also assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit ("ERC"), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through December 31, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through December 31, 2021. Based on the Company's assessment, the Company recognized a credit of $0 and $0.9 million during the twelve and thirty-six weeks ended September 7, 2021, respectively, for the ERC, which is recorded as an offset to related wages paid to employees while not providing services due to COVID-19 classified in occupancy and other operating expenses on the consolidated statements of comprehensive income (loss).
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volume of purchases for system-wide restaurants which vary according to demand for beverage syrup. This contract has terms expiring at the end of 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of September 7, 2021 are approximately $17.9 million. The Company has excluded agreements that are cancellable without penalty.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. On March 24, 2021, Del Taco filed its motion to oppose the plaintiff's motion for class certification. Discovery remains in process and Del Taco intends to assert all of its defenses to this threatened class action and the individual claims. Del Taco has several defenses to the action that it believes could prevent the certification of the class, as well as the potential assessment of any damages on a class basis. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, the Company does not believe that these proceedings give rise to a probable or estimable loss and should not have a material adverse effect on the Company’s financial position, operations or cash flows. Therefore, Del Taco has not recorded any amount for the claim as of September 7, 2021.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement, which was collected from the insurance carrier during the thirty-six weeks ended September 7, 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff during the thirty-six weeks ended September 7, 2021 with the remainder to be paid at a later date. During the thirty-six weeks ended September 7, 2021, the Company settled an individual complaint filed by a member of the EEOC class for $0.5 million. Both this matter and the EEOC matter are subject to the same insurance retention of $0.5 million because they are deemed related matters under the Company's employment practices liability insurance policy. The Company's insurance carrier paid the $0.5 million settlement directly to the complainant's attorney. In consideration of the Company's insurance coverage, the ultimate liability with respect to these actions did not have a material effect on the operating results, cash flows or financial position of the Company for the thirty-six weeks ended September 7, 2021.
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
Construction Defect Issues
During the second quarter of 2020, the Company identified various construction defects related to three closed restaurants in Texas. During the fourth quarter of 2020, the Company identified a fourth closed restaurant with construction defects. The Company believes the issues are attributable to defective construction performed by the same general contractor for all four restaurants. The Company plans to undertake voluntary rehabilitation of the four properties, and while the full extent of voluntary rehabilitation costs are not yet known, the Company is pursuing legal remedies against the general contractor to recover future incurred costs. These four restaurants were partially impaired in prior years. Subsequent to September 7, 2021, the Company reached a settlement with the general contractor regarding three of the restaurants for $1.5 million, of which $0.4 million is payable to the Company's attorney as a contingency fee.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
16. Subsequent Events
In October 2021, the Board of Directors declared a quarterly dividend of $0.04 per share of common stock to be paid on November 24, 2021 to shareholders of record at the close of business on November 3, 2021. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion.

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of September 7, 2021, we have 603 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within the fastest growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With high quality food and attractive price points, we believe we offer a compelling value proposition relative to both QSR and fast casual peers.

Highlights and Trends
Third Quarter 2021 Revenue Highlights
Our third quarter 2021 results and highlights include the following:
•Total revenues increased 2.9% for the twelve weeks ended September 7, 2021 to $124.3 million compared to $120.8 million for the twelve weeks ended September 8, 2020. Total revenues increased 8.8% for the thirty-six weeks ended September 7, 2021 to $364.8 million compared to $335.2 million for the thirty-six weeks ended September 8, 2020. The increase in both the twelve and thirty-six weeks ended September 7, 2021 is primarily due to an increase in company-operated and franchise-operated same store sales as well as additional system-wide restaurants open during 2021 compared to 2020.
•For the twelve weeks ended September 7, 2021, system-wide same store sales increased 1.8%, company-operated same store sales increased 1.6% and franchise-operated same store sales increased 2.0%. For the thirty-six weeks ended September 7, 2021, system-wide same store sales increased 9.2%, company-operated same store sales increased 7.9% and franchise-operated same store sales increased 10.6%.

•During the twelve weeks ended September 7, 2021, we opened one new company-operated restaurant, opened three new franchise-operated restaurants, closed one company-operated restaurant, and closed one franchise-operated restaurant. During the twelve weeks ended September 8, 2020, we opened one new company-operated restaurant, opened four new franchise-operated restaurants, and closed two franchise-operated restaurants.
•During the thirty-six weeks ended September 7, 2021, we opened three new company-operated restaurants, opened eight new franchise-operated restaurants, closed one company-operated restaurant, and closed three franchise-operated restaurants. During the thirty-six weeks ended September 8, 2020, we opened three new company-operated restaurants, opened five new franchise-operated restaurants, sold six company-operated restaurants to franchisees, closed two company-operated restaurants and closed six franchise-operated restaurants.
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the twelve and thirty-six weeks ended September 7, 2021 and September 8, 2020:

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Company-operated same store sales	1.6%	2.0%	7.9%	(4.4)%
Franchise-operated same store sales	2.0%	6.5%	10.6%	(1.4)%
System-wide same store sales	1.8%	4.1%	9.2%	(3.0)%
Food and Paper Costs
As a result of the COVID-19 pandemic, starting in the fiscal third quarter of 2021, we have and expect to continue to incur incremental food and paper costs, including incremental costs from the expanded use of alternate sources of supply. In addition, some of our food and paper suppliers have experienced shortages in labor and transportation resources, which in some cases, has resulted in increased costs of our food and paper. Despite these market conditions, we have worked closely with our suppliers to ensure availability of products as well as cost savings initiatives. To date, there has been minimal disruption to the availability of our products, though it is possible that more significant disruptions could occur if the COVID-19 pandemic and labor availability challenges continue. We are working closely with our distributor and suppliers to monitor the situation and to determine the appropriate actions to minimize any supply chain interruptions.
Labor Costs
During the third quarter of 2021, we experienced labor availability challenges in certain restaurants that has added to the continued wage inflation within our restaurants due to minimum wage increases. We are managing the labor availability impact on these restaurants by selectively raising wages and limiting our hours of operation or closing dining rooms, when necessary. In addition, we are executing our holistic staffing strategy focused on retention and recruitment, including new digital recruiting strategies to simplify the application process and reduce friction for applicants.
Restaurant Development
Del Taco restaurant counts at the end of the twelve and thirty-six weeks ended September 7, 2021 and September 8, 2020 were as follows:

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Company-operated restaurant activity:
Beginning of period	297	294	295	300
Openings	1	1	3	3
Closures	(1)	—	(1)	(2)
Sold to franchisees	—	—	—	(6)
Restaurants at end of period	297	295	297	295
Franchise-operated restaurant activity:
Beginning of period	304	299	301	296
Openings	3	4	8	5
Closures	(1)	(2)	(3)	(6)
Purchased from Company	—	—	—	6
Restaurants at end of period	306	301	306	301
Total restaurant activity:
Beginning of period	601	593	596	596
Openings	4	5	11	8
Closures	(2)	(2)	(4)	(8)
Restaurants at end of period	603	596	603	596

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

Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of September 7, 2021 and September 8, 2020, there were 293 and 283 restaurants, respectively, in the comparable company-operated restaurant base. As of September 7, 2021 and September 8, 2020, there were 293 and 285 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or price increases.
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
Impairment of Goodwill
Goodwill arises from the excess purchase price over acquired net assets, including identifiable intangible assets, in business combinations. Goodwill is not amortized, and is instead reviewed for impairment annually in the fourth quarter of each fiscal year or more frequently if events and circumstances indicate that it might be impaired. The amount by which the carrying amount of the Company exceeds its fair value is recorded as impairment of goodwill.
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

Results of Operations
Comparison of Results of Operations for the Twelve Weeks Ended September 7, 2021 and Twelve Weeks Ended September 8, 2020
The following table presents operating results for the twelve weeks ended September 7, 2021 and twelve weeks ended September 8, 2020, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	12 Weeks Ended
	September 7, 2021			September 8, 2020			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$111,981	90.1%		$109,522	90.7%		$2,459	2.2%
Franchise revenue	5,586	4.5		5,169	4.3		417	8.1
Franchise advertising contributions	4,170	3.4		4,001	3.3		169	4.2
Franchise sublease and other income	2,534	2.0		2,090	1.7		444	21.2
Total revenue	124,271	100.0		120,782	100.0		3,489	2.9
Operating expenses
Restaurant operating expenses:
Food and paper costs	29,315	26.2	(1)	29,051	26.5	(1)	264	0.9
Labor and related expenses	37,210	33.2	(1)	35,450	32.4	(1)	1,760	5.0
Occupancy and other operating expenses	26,989	24.1	(1)	25,302	23.1	(1)	1,687	6.7
Total restaurant operating expenses	93,514	83.5	(1)	89,803	82.0	(1)	3,711	4.1
General and administrative	11,218	9.0		10,841	9.0		377	3.5
Franchise advertising expenses	4,170	3.4		4,001	3.3		169	4.2
Depreciation and amortization	6,021	4.8		6,055	5.0		(34)	(0.6)
Occupancy and other-franchise subleases and other	2,354	1.9		1,766	1.5		588	33.3
Pre-opening costs	152	0.1		63	0.1		89	141.3
Restaurant closure charges, net	690	0.6		413	0.3		277	67.1
Loss on disposal of assets and adjustments to assets held for sale, net	37	—		140	0.1		(103)	(73.6)
Total operating expenses	118,156	95.1		113,082	93.6		5,074	4.5
Income from operations	6,115	4.9		7,700	6.4		(1,585)	(20.6)
Other expense, net
Interest expense	660	0.5		941	0.8		(281)	(29.9)
Total other expense, net	660	0.5		941	0.8		(281)	(29.9)
Income from operations before provision for income taxes	5,455	4.4		6,759	5.6		(1,304)	(19.3)
Provision for income taxes	1,617	1.3		962	0.8		655	68.1
Net income	$3,838	3.1%		$5,797	4.8%		$(1,959)	(33.8)%

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful
Company Restaurant Sales
Company restaurant sales increased $2.5 million, or 2.2%, for the twelve weeks ended September 7, 2021, primarily due to an increase in company-operated same store sales of 1.6%.

Franchise Revenue
Franchise revenue increased $0.4 million, or 8.1%, for the twelve weeks ended September 7, 2021, primarily due to an increase in franchise-operated same store sales of 2.0% as well as additional franchise-operated restaurants open during 2021 compared to 2020.
Franchise Advertising Contributions
Franchise advertising contributions increased $0.2 million, or 4.2%, for the twelve weeks ended September 7, 2021 and is directly related to franchise revenue.
Franchise Sublease and Other Income
Franchise sublease and other income increased $0.4 million, or 21.2%, for the twelve weeks ended September 7, 2021, primarily due to an increase in other income related to a rollout of kitchen equipment that we purchased from third party vendors and then sold to franchisees.
Food and Paper Costs
Food and paper costs increased $0.3 million, or 0.9%, for the twelve weeks ended September 7, 2021 primarily due to commodity inflation. As a percentage of company restaurant sales, food and paper costs were 26.2% for the twelve weeks ended September 7, 2021 compared to 26.5% for the twelve weeks ended September 8, 2020. This percentage decrease was primarily the result of menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $1.8 million, or 5.0%, for the twelve weeks ended September 7, 2021, primarily due to a California minimum wage increase on January 1, 2021 and Nevada minimum wage increase on July 1, 2021 as well as wage rate pressure from restaurants with labor availability challenges where we selectively increase wages, partially offset by a reduction in workers compensation expense based on underlying claims activity. As a percentage of company restaurant sales, labor and related expenses were 33.2% for the twelve weeks ended September 7, 2021 compared to 32.4% for the twelve weeks ended September 8, 2020. This percentage increase resulted primarily from the impact of the increased California minimum wage and Nevada minimum wage increase on July 1, 2021 as well as wage rate pressure from restaurants with labor availability challenges where we selectively increase wages, partially offset by the impact of the positive same store sales increase including menu price increases, effective management of variable labor and the reduction in workers compensation expense.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $1.7 million, or 6.7%, for the twelve weeks ended September 7, 2021, primarily due to increased advertising, utilities, repairs and maintenance, rent expense and third party delivery fees, partially offset by lower net expenses related to COVID-19. As a percentage of company restaurant sales, occupancy and other operating expenses were 24.1% for the twelve weeks ended September 7, 2021 compared to 23.1% for the twelve weeks ended September 8, 2020. This percentage increase was primarily related to increased advertising, utilities and repairs and maintenance expense, partially offset by the impact of the same store sales increase including menu price increases and lower net expenses related to COVID-19.

General and Administrative Expenses
General and administrative expenses increased $0.4 million, or 3.5%, for the twelve weeks ended September 7, 2021, primarily due to increased stock-based compensation expense, travel expense and general inflationary trends, partially offset by lower management incentive compensation. As a percentage of total revenue, general and administrative expense was 9.0% for both the twelve weeks ended September 7, 2021 and the twelve weeks ended September 8, 2020.
Franchise Advertising Expenses
Franchise advertising expenses increased $0.2 million, or 4.2%, for the twelve weeks ended September 7, 2021 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue.

Depreciation and Amortization
Depreciation and amortization expenses were $6.0 million and $6.1 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. The decrease primarily reflects lower amortization and depreciation expense related to fully depreciated assets. As a percentage of total revenue, depreciation and amortization expenses were 4.8% for the twelve weeks ended September 7, 2021 compared to 5.0% for the twelve weeks ended September 8, 2020. The decrease as a percent of total revenue was primarily due to lower amortization and depreciation expense discussed above, as well as the impact of higher revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $2.4 million and $1.8 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. The increase is primarily due to an increase in other expenses related to franchise information technology service contracts and a rollout of kitchen equipment that we purchased from third party vendors and then sold to franchisees.
Pre-opening Costs
Pre-opening costs were $0.2 million and $0.1 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively, due to increased pre-opening activity compared to the prior year.
Restaurant Closure Charges, Net
Restaurant closure charges, net, were $0.7 million and $0.4 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. The increase was due to higher rent and property tax expense related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.04 million and $0.1 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to losses on the closure of one company-operated restaurant and fixed asset write-offs. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to the write-off of certain restaurant equipment.
Interest Expense
Interest expense was $0.7 million and $0.9 million for the twelve weeks ended September 7, 2021 and September 8, 2020, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the twelve weeks ended September 7, 2021 compared to the prior year.
Provision for Income Taxes
The effective income tax rates were 29.6% for the twelve weeks ended September 7, 2021 and 14.2% for the twelve weeks ended September 8, 2020. The provision for income taxes was $1.6 million for the twelve weeks ended September 7, 2021 and $1.0 million for the twelve weeks ended September 8, 2020. The income tax expense for the twelve weeks ended September 7, 2021 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2021 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax expense for the twelve weeks ended September 8, 2020 is driven by our estimated effective income tax rate which primarily consists of statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.

Results of Operations
Comparison of Results of Operations for the Thirty-Six Weeks Ended September 7, 2021 and Thirty-Six Weeks Ended September 8, 2020
The following table presents operating results for the thirty-six weeks ended September 7, 2021 and thirty-six weeks ended September 8, 2020, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	36 Weeks Ended
	September 7, 2021			September 8, 2020			Increase / (Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$328,563	90.1%		$305,116	91.0%		$23,447	7.7%
Franchise revenue	16,395	4.5		14,080	4.2		2,315	16.4
Franchise advertising contributions	12,184	3.3		9,995	3.0		2,189	21.9
Franchise sublease and other income	7,631	2.1		5,971	1.8		1,660	27.8
Total revenue	364,773	100.0		335,162	100.0		29,611	8.8
Operating expenses
Restaurant operating expenses:
Food and paper costs	84,764	25.8	(1)	82,988	27.2	(1)	1,776	2.1
Labor and related expenses	109,932	33.5	(1)	101,995	33.4	(1)	7,937	7.8
Occupancy and other operating expenses	77,436	23.6	(1)	72,099	23.6	(1)	5,337	7.4
Total restaurant operating expenses	272,132	82.8	(1)	257,082	84.3	(1)	15,050	5.9
General and administrative	33,861	9.3		30,139	9.0		3,722	12.3
Franchise advertising expenses	12,184	3.3		9,995	3.0		2,189	21.9
Depreciation and amortization	17,952	4.9		18,477	5.5		(525)	(2.8)
Occupancy and other-franchise subleases and other	7,324	2.0		5,088	1.5		2,236	43.9
Pre-opening costs	407	0.1		359	0.1		48	13.4
Impairment of goodwill	—	—		87,277	26.0		(87,277)	(100.0)
Impairment of trademarks	—	—		11,900	3.6		(11,900)	(100.0)
Impairment of long-lived assets	—	—		8,287	2.5		(8,287)	(100.0)
Restaurant closure charges, net	1,488	0.4		1,406	0.4		82	5.8
Loss on disposal of assets and adjustments to assets held for sale, net	91	—		697	0.2		(606)	(86.9)
Total operating expenses	345,439	94.7		430,707	128.5		(85,268)	(19.8)
Income (loss) from operations	19,334	5.3		(95,545)	(28.5)		114,879	(120.2)
Other expense, net
Interest expense	2,082	0.6		3,730	1.1		(1,648)	(44.2)
Other income	(373)	(0.1)		—	—		(373)	*
Total other expense, net	1,709	0.5		3,730	1.1		(2,021)	(54.2)
Income (loss) from operations before provision (benefit) for income taxes	17,625	4.8		(99,275)	(29.6)		116,900	(117.8)
Provision (benefit) for income taxes	5,154	1.4		(2,028)	(0.6)		7,182	(354.1)
Net income (loss)	$12,471	3.4%		$(97,247)	(29.0)%		$109,718	(112.8)%

(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $23.4 million, or 7.7%, for the thirty-six weeks ended September 7, 2021, primarily due to an increase in company-operated same store sales of 7.9% due in part to the negative impact of COVID-19 on prior year sales.
Franchise Revenue
Franchise revenue increased $2.3 million, or 16.4%, for the thirty-six ended September 7, 2021, primarily due to an increase in franchise-operated same store sales of 10.6% as well as additional franchise-operated restaurants open during 2021 compared to 2020.
Franchise Advertising Contributions
Franchise advertising contributions increased $2.2 million, or 21.9%, for the thirty-six weeks ended September 7, 2021 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Franchise Sublease and Other Income
Franchise sublease and other income increased $1.7 million, or 27.8%, for the thirty-six weeks ended September 7, 2021, primarily due to sublease income related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other income related to information technology hardware and kitchen equipment that we purchase from third party vendors and then sell to franchisees.
Food and Paper Costs
Food and paper costs increased $1.8 million, or 2.1%, for the thirty-six weeks ended September 7, 2021 due to the increase in company restaurant sales and commodity inflation. As a percentage of company restaurant sales, food and paper costs were 25.8% for the thirty-six weeks ended September 7, 2021 compared to 27.2% for the thirty-six weeks ended September 8, 2020. This percentage decrease was the result of menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $7.9 million, or 7.8%, for the thirty-six weeks ended September 7, 2021, primarily due to an increase in company restaurant sales and a California minimum wage increase on January 1, 2021 and Nevada minimum wage increase on July 1, 2021 as well as wage rate pressure from restaurants with labor availability challenges where we selectively increase wages. As a percentage of company restaurant sales, labor and related expenses were 33.5% for the thirty-six weeks ended September 7, 2021 compared to 33.4% for the thirty-six weeks ended September 8, 2020. This percentage increase resulted primarily from the impact of the increased California minimum wage and Nevada minimum wage increase on July 1, 2021 as well as wage rate pressure from restaurants with labor availability challenges where we selectively increase wages, partially offset by the impact of the positive same store sales increase including menu price increases and effective management of variable labor.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $5.3 million, or 7.4%, for the thirty-six weeks ended September 7, 2021, primarily due to increased advertising, third party delivery fees, utilities, rent expense and credit card fees. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.6% for both the thirty-six weeks ended September 7, 2021 and the thirty-six weeks ended September 8, 2020 due to higher advertising expense and utilities as a percent of sales, offset by the impact of the same store sales including menu price increases and lower rent expense as a percent of sales.

General and Administrative Expenses
General and administrative expenses increased $3.7 million, or 12.3%, for the thirty-six weeks ended September 7, 2021, primarily due to higher management incentive compensation, general inflationary trends, legal expenses and stock-based compensation expense. As a percentage of total revenue, general and administrative expense was 9.3% for the thirty-six weeks ended September 7, 2021 compared to 9.0% for the thirty-six weeks ended September 8, 2020. The increase as a percent of total revenue was primarily due to higher management incentive compensation, general inflationary trends, legal expenses and stock-based compensation, partially offset by the impact of higher revenue.
Franchise Advertising Expenses
Franchise advertising expenses increased $2.2 million, or 21.9%, for the thirty-six weeks ended September 7, 2021 and are directly related to franchise advertising expenses. These amounts offset against franchise advertising contributions included in revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Depreciation and Amortization
Depreciation and amortization expenses were $18.0 million and $18.5 million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively. The decrease primarily reflects lower amortization and depreciation expense related to fully depreciated assets. As a percentage of total revenue, depreciation and amortization expenses were 4.9% for the thirty-six weeks ended September 7, 2021 compared to 5.5% for the thirty-six weeks ended September 8, 2020. The decrease as a percent of total revenue was primarily due to lower amortization and depreciation expense discussed above, as well as the impact of higher revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other – franchise sublease and other was $7.3 million and $5.1 million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively. The increase is primarily due to sublease expense related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other expenses related to franchise information technology service contracts and information technology hardware and kitchen equipment that we purchase from third party vendors and then sell to franchisees.
Pre-opening Costs
Pre-opening costs were $0.4 million for both the thirty-six weeks ended September 7, 2021 and September 8, 2020 due to a similar level of pre-opening activity compared to the prior year.
Impairment of Goodwill
No impairment charges were recorded during the thirty-six weeks ended September 7, 2021. The Company recorded a non-cash impairment charge of $87.3 million during the thirty-six weeks ended September 8, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment.
Impairment of Trademarks
No impairment charges were recorded during the thirty-six weeks ended September 7, 2021. The Company recorded a non-cash impairment charge of $11.9 million during the thirty-six weeks ended September 8, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment.
Impairment of Long-Lived Assets
No impairment charges were recorded during the thirty-six weeks ended September 7, 2021. The Company recorded a non-cash impairment charge of $8.3 million during the thirty-six weeks ended September 8, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment.

Restaurant Closure Charges, Net
Restaurant closure charges, net, were $1.5 million and $1.4 million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively. The increase was due to higher rent and property tax expense related to previously closed restaurants.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.1 million and $0.7 million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to losses on the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets classified as held for sale and fixed asset write-offs. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment resulting from the reclassification of 14 company-operated restaurants from held for sale to held for use, losses on the closure of one company-operated restaurant, an adjustment to estimated net realizable value for assets classified as held for sale, the write-off of certain restaurant equipment and losses on the sale of six company-operated restaurants, partially offset by a gain from one sale-leaseback transaction.
Interest Expense
Interest expense was $2.1 million and $3.7 million for the thirty-six weeks ended September 7, 2021 and September 8, 2020, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the thirty-six weeks ended September 7, 2021 compared to the prior year.
Other Income
Other income was $0.4 million for the thirty-six weeks ended September 7, 2021 and consisted of proceeds from a legal settlement related to construction defect issues at a company-operated restaurant. There was no other income for the thirty-six weeks ended September 8, 2020.
Provision (Benefit) for Income Taxes
The effective income tax rates were 29.2% for the thirty-six weeks ended September 7, 2021 and 2.0% for the thirty-six weeks ended September 8, 2020. The provision (benefit) for income taxes consisted of income tax expense of $5.2 million for the thirty-six weeks ended September 7, 2021 and income tax benefit of $2.0 million for the thirty-six weeks ended September 8, 2020. The income tax expense for the thirty-six weeks ended September 7, 2021 is driven by our estimated annual effective income tax rate which primarily consists of statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2021 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax benefit for the thirty-six weeks ended September 8, 2020 is primarily impacted by impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from held for sale, as well as statutory federal and state tax rates based on estimated apportioned income for fiscal year 2020, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits.
Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We believe that cash from operations, together with our cash balance of $3.4 million and available borrowing capacity of $130.6 million at September 7, 2021, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. In addition, share repurchases and our quarterly cash dividend may impact our available capital resources. Should our business take longer to recover from the COVID-19 pandemic than we currently anticipate, there are actions we can take to conserve liquidity.

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
The following table presents summary cash flow information for the periods indicated (in thousands).

	36 Weeks Ended
	September 7, 2021	September 8, 2020
Net cash provided by (used in)
Operating activities	$35,537	$39,523
Investing activities	(17,157)	(13,431)
Financing activities	(22,908)	(22,154)
Net (decrease) increase in cash	$(4,528)	$3,938
Cash Flows Provided by Operating Activities
During the thirty-six weeks ended September 7, 2021, cash flows provided by operating activities were $35.5 million. The cash flows provided by operating activities resulted from net income of $12.5 million, non-cash adjustments for asset depreciation and amortization of $18.1 million, amortization of operating lease assets of $15.9 million, stock-based compensation of $4.3 million, deferred income taxes of $2.1 million, restaurant closure charges of $0.2 million and a loss on disposal of assets and adjustments to assets held for sale of $0.1 million, partially offset by net working capital requirements of $17.3 million and other income of $0.4 million.
During the thirty-six weeks ended September 8, 2020, cash flows provided by operating activities were $39.5 million. The cash flows provided by operating activities resulted from a net loss of $97.2 million, non-cash adjustments for goodwill impairment of $87.3 million, trademark impairment of $11.9 million, long-lived asset impairment of $8.3 million, asset depreciation and amortization of $18.7 million, amortization of operating lease assets of $15.2 million, stock-based compensation of $3.9 million, a loss on disposal of assets and adjustments to assets held for sale of $0.7 million, restaurant closure charges of $0.1 million, partially offset by deferred income taxes of $8.1 million and net working capital requirements of $1.3 million.
Cash Flows Used in Investing Activities
During the thirty-six weeks ended September 7, 2021, cash flows used in investing activities were $17.2 million, which was the result of purchase of property and equipment and other assets of $17.2 million. For the thirty-six weeks ended September 7, 2021, purchase of property and equipment was $15.7 million, including approximately $12.4 million to maintain or enhance our existing restaurants and information systems and for discretionary investment in equipment, technology and remodeled restaurants, as well as approximately $3.3 million for new restaurant construction. This was partially offset by proceeds received on a legal settlement related to construction defects at a company-operated restaurant of $0.4 million. Additionally, accrued capital expenditures increased $0.5 million, resulting in net cash paid of $14.8 million related to the purchase of property and equipment during the thirty-six weeks ended September 7, 2021.
During the thirty-six weeks ended September 8, 2020, cash flows used in investing activities were $13.4 million, which were primarily the result of purchase of property and equipment and other assets of $17.4 million, partially offset by proceeds from the sale of six company-operated restaurants of $2.6 million and proceeds from the disposal of property and equipment of $1.4 million.

Cash Flows Used in Financing Activities
During the thirty-six weeks ended September 7, 2021, cash flows used in financing activities were $22.9 million. The cash flows used in financing activities were primarily the result of the repurchase of 765,774 shares of our common stock for an aggregate purchase price of $7.5 million, dividend payments of $4.4 million, payments of tax withholding of $1.9 million related to restricted stock vesting and payments on finance leases and other debt totaling $0.1 million. In addition, during the thirty-six weeks ended September 7, 2021, the Company borrowed $24.0 million on its revolving credit facility and made payments of $33.0 million on its revolving credit facility.
During the thirty-six weeks ended September 8, 2020, cash flows used in financing activities were $22.2 million. The cash flows used in financing activities were primarily the result of payments of tax withholding of $1.0 million related to restricted stock vesting and payments on finance leases totaling $0.2 million. In addition, during the thirty-six weeks ended September 8, 2020, the Company borrowed $65.0 million on the revolving credit facility and made payments of $86.0 million on its revolving credit facility.
Senior Credit Facility
During the fourth quarter of 2019, the Company refinanced the Senior Credit Facility, which provides for a $250 million five-year senior secured revolving facility. The Senior Credit Facility, as amended, includes a sub limit of $35 million for letters of credit. The Senior Credit Facility, as amended, will mature on September 19, 2024.
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of September 7, 2021.
As of September 7, 2021, the weighted-average interest rate on the outstanding balance of the Senior Credit Facility was 1.61%. As of September 7, 2021, there were $106.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $13.4 million. Unused borrowing capacity at September 7, 2021 was $130.6 million.
Stock Repurchase Program
In February 2016, the Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced that the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. During the twelve weeks ended September 7, 2021, the Company repurchased 449,324 shares of common stock for an average price per share of $9.87 for an aggregate cost of approximately $4.4 million, including incremental direct costs to acquire the shares. During the thirty-six weeks ended September 7, 2021, the Company repurchased 765,774 shares of common stock for an average price per share of $9.79 for an aggregate cost of approximately $7.5 million, including incremental direct costs to acquire the shares. As of September 7, 2021, there was approximately $10.6 million remaining under the share repurchase program. All of the Company's outstanding warrants expired on June 30, 2020. We have no obligations to repurchase shares under the share repurchase program, and the timing and value of shares purchased, if any, will depend on our stock price, market conditions and other factors.
Construction Defect Issues
During the second quarter of 2020, we identified various construction defects related to three closed restaurants in Texas. During the fourth quarter of 2020, we identified a fourth closed restaurant with construction defects. We believe the issues are attributable to defective construction performed by the same general contractor for all four restaurants. We plan to undertake voluntary rehabilitation of the four properties, and while the full extent of voluntary rehabilitation costs are not yet known, we are pursuing legal remedies against the general contractor to recover future incurred costs. Subsequent to September 7, 2021, we reached a settlement with the general contractor regarding three of the restaurants for $1.5 million, of which $0.4 million is payable to our attorney as a contingency fee.

Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Company restaurant sales	$111,981	$109,522	$328,563	$305,116
Restaurant operating expenses	93,514	89,803	272,132	257,082
Restaurant contribution	$18,467	$19,719	$56,431	$48,034
Restaurant contribution margin	16.5%	18.0%	17.2%	15.7%

A reconciliation of income (loss) from operations to restaurant contribution is provided below (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Income (loss) from operations	$6,115	$7,700	$19,334	$(95,545)
Less:
Franchise revenue	(5,586)	(5,169)	(16,395)	(14,080)
Franchise advertising contributions	(4,170)	(4,001)	(12,184)	(9,995)
Franchise sublease income and other	(2,534)	(2,090)	(7,631)	(5,971)
Plus:
General and administrative	11,218	10,841	33,861	30,139
Franchise advertising expenses	4,170	4,001	12,184	9,995
Depreciation and amortization	6,021	6,055	17,952	18,477
Occupancy and other - franchise subleases and other	2,354	1,766	7,324	5,088
Pre-opening costs	152	63	407	359
Impairment of goodwill	—	—	—	87,277
Impairment of trademarks	—	—	—	11,900
Impairment of long-lived assets	—	—	—	8,287
Restaurant closure charges, net	690	413	1,488	1,406
Loss on disposal of assets and adjustments to assets held for sale, net	37	140	91	697
Restaurant contribution	$18,467	$19,719	$56,431	$48,034
Company restaurant sales	$111,981	$109,522	$328,563	$305,116
Restaurant contribution margin	16.5%	18.0%	17.2%	15.7%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	12 Weeks Ended		36 Weeks Ended
	September 7, 2021	September 8, 2020	September 7, 2021	September 8, 2020
Net income (loss)	$3,838	$5,797	$12,471	$(97,247)
Non-GAAP adjustments:
Provision (benefit) for income taxes	1,617	962	5,154	(2,028)
Interest expense	660	941	2,082	3,730
Depreciation and amortization	6,021	6,055	17,952	18,477
EBITDA	12,136	13,755	37,659	(77,068)
Stock-based compensation expense (a)	1,427	1,267	4,346	3,905
Loss on disposal of assets and adjustments to assets held for sale, net (b)	37	140	91	697
Impairment of goodwill (c)	—	—	—	87,277
Impairment of trademarks (d)	—	—	—	11,900
Impairment of long-lived assets (e)	—	—	—	8,287
Restaurant closure charges, net (f)	690	413	1,488	1,406
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(72)	(70)	(243)	(185)
Pre-opening costs (h)	152	63	407	359
Sublease income for closed restaurants (i)	(282)	(247)	(807)	(745)
Executive transition costs (j)	—	—	—	287
Other income (k)	—	—	(373)	—
Adjusted EBITDA	$14,088	$15,321	$42,568	$36,120

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of September 7, 2021, we had outstanding variable rate borrowings of $106.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.1 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020, increased to $14.00 per hour on January 1, 2021 and will then increase to $15.00 per hour on January 1, 2022. Based on our current number of restaurants in California, this is expected to impact 329 restaurants in California, of which 209 are company-operated and 120 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
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
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law impacted 38 company-operated restaurants and nine franchise-operated restaurants.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates involve the most difficult management judgments due to the sensitivity of the methods and assumptions used. For a description of our critical accounting policies, refer to “Critical Accounting Policies and Use of Estimates” in Item 7 of Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020 filed with the SEC on March 11, 2021. There have been no material changes in any of our critical accounting policies during the twelve weeks ended September 7, 2021.

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
During the twelve weeks ended September 7, 2021, we repurchased 449,324 shares of common stock in open market transactions under the share repurchase program for an average price per share of $9.87 for an aggregate cost of approximately $4.4 million, including incremental direct costs to acquire the shares. As of September 7, 2021, there was approximately $10.6 million remaining under the share repurchase program. The amount and timing of additional share purchases, if any, will depend upon a number of factors, including the price and availability of our common stock and general market conditions.
The following table summarizes shares repurchased during the third fiscal quarter ended September 7, 2021. The average price paid per share does not include the cost of brokerage fees or the incremental direct costs to acquire the shares.

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
June 16, 2021 - July 13, 2021	536,137	(1)	$9.93	368,678	$11,383,926
July 14, 2021 - August 10, 2021	80,646		$9.77	80,646	$10,596,013
August 11, 2021 - September 7, 2021	—		$—	—	$10,596,013
Total	616,783
(1) Includes 167,459 shares withheld upon vesting of restricted stock awards in satisfaction of withholding tax obligations pursuant to the 2015 Omnibus Incentive Plan during the period from June 16, 2021 to July 13, 2021. These shares do not reduce the repurchase authorization discussed above.

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

Date: October 15, 2021

/s/ John D. Cappasola, Jr.
Name: John D. Cappasola, Jr.
Title: President and Chief Executive Officer
(principal executive officer)

/s/ Steven L. Brake
Name: Steven L. Brake
Title: Executive Vice President and Chief Financial Officer
(principal financial officer)