Form 10-K
period 2021-12-28
Del Taco Restaurants, Inc.
filed 2022-03-08
CIK 1585583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Capital Market as of June 15, 2021, was $355.0 million.
As of March 3, 2022, there were 36,442,232 shares of the registrant’s common stock issued and outstanding.

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

PART I
ITEM 1.    Business

Company Overview

Del Taco Restaurants, Inc. ("Del Taco") is a nationwide operator and franchisor of restaurants featuring fresh and fast made-to-order cuisine, including both Mexican inspired and American classic dishes. As of December 28, 2021, there were 600 Del Taco restaurants, a majority of these in the Pacific Southwest. We serve our guests high-quality, freshly prepared food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants ("QSRs"). With attributes of both a fast casual restaurant and a QSR—a combination we call QSR+—we occupy a place in the restaurant market distinct from most competitors. Our food is prepared in working kitchens where our guests see cooks grilling marinated chicken and steak, chopping tomatoes and cilantro for salsa, grating cheddar cheese, slicing avocados and slow cooking whole pinto beans. And we believe that we are poised for growth, operating within a fast growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment.

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

We opened our first restaurant in Yermo, California in 1964. The original restaurant had a simple menu consisting of 19 cent tacos, tostadas and french fries and 24 cent cheeseburgers. Over the last 57 years, located now in 16 states, we have grown to 294 company-operated and 306 franchise-operated restaurants as of December 28, 2021.

Merger Agreement with Jack in the Box Inc.

On December 5, 2021, the Company entered into an Agreement and Plan of Merger (the "2021 Merger Agreement") with Jack in the Box Inc., a Delaware corporation ("Jack in the Box"). Pursuant to the 2021 Merger Agreement, and subject to the terms and conditions thereof, a wholly-owned subsidiary of the Jack in the Box will merge with and into the Company (the "2022 Merger"), with the Company as the surviving corporation and a wholly-owned subsidiary of Jack in the Box. At the effective time of the 2022 Merger, each share of common stock of the Company outstanding will be converted into the right to receive $12.51 in cash, without interest, less any applicable withholding taxes. The transaction is subject to customary closing conditions, including receipt of approval by the Company's shareholders. On March 7, 2022, the Company conducted a shareholder meeting which approved the 2021 Merger Agreement, and the 2022 Merger is expected to close during the second week of March 2022.

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

Unfreshing Believable® Food. We are committed to delivering made-to-order food, using fresh high quality ingredients in working kitchens. We emphasize both quality and speed and effectively market these strengths to customers both within the restaurants and beyond. The menu offers items that have been enjoyed by customers for decades in combination with newer offerings addressing market trends, such as the launch of Crispy Chicken Tacos with sauce offerings that included ranch, habenero, Cholula and a new honey mango sauce, Beyond Tacos, made with plant-based proteins, Queso Blanco, made with real cheese, real milk, jalapeños and heavy cream, The Del Taco, our bigger, better-tasting crunchy beef taco, and Platos, our premium menu offering of individually-plated meals complete with an entrée, two sides, and chips and salsa. Historically, we also use limited-time specials to drive traffic, such as Tamales, Carnitas, Jumbo Shrimp and Shredded Beef. With our menu variety including tacos, burritos, quesadillas, bowls and handcrafted ensaladas, as well as burgers and fries, we are able to be highly responsive to customer demands and target underutilized day-parts with new menu innovation. We prepare entrées to order, but are able to deliver the entrée to the customer, on average, in just over 2 minutes across all day-parts and service modes. Even with the addition of new products, the coordinated work of operational and marketing leadership helps ensure that a new item is only launched when operations are ready to deliver on our promises of speed, quality and value. We believe that the way we combine freshly prepared food in working kitchens with our speed of service model and the skill of our trained and certified team members provides a layer of competitive insulation.

Inviting Atmosphere. In order to enhance our competitive positioning, we recently debuted our new Fresh Flex prototype for our restaurants. In the design, restaurant exteriors offer an attractive curb appeal with a signature Del Taco logo, an open, well-illuminated building structure, back-lit towers and a vibrant color palette that reinforces the brand identity. Restaurant interiors feature open kitchens and visual freshness cues, such as built-in freshness coolers, to highlight our commitment to high-quality ingredients and freshly prepared food. Freshness coolers are located near the point-of-order in most restaurants and showcase our fresh produce, 40 pound blocks of cheddar cheese and handmade pico de gallo. In addition to being used for new restaurants, the new design will also be used in the remodeling of existing restaurants.

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

Growing the Restaurant Base. We believe we are in the early stages of our growth story with 600 locations in 16 states (including one franchise-operated restaurant in Guam) as of December 28, 2021. We estimate, based on internal analysis and a study prepared by a leading national consulting firm, a long-term total restaurant potential in the United States of 2,000 locations. For the year ended December 28, 2021, we opened four new company-operated and nine new franchise-operated restaurants. The majority of our future restaurant openings and growth of the brand will come primarily from the development of franchise restaurants. We believe that our development will have a continued focus on new restaurants in markets where the brand is well established as well as certain new or emerging markets.

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

Driving Brand Awareness and Consumer Engagement. We engage consumers typically through ten annual promotional windows which feature seasonal favorites such as Tamales or Jumbo Shrimp Tacos, quality enhancing platforms such as Carnitas, Platos, Fresca Bowls and Handcrafted Salads, and strong value propositions showcased by the Del's Dollar Deals menu. The key points of differentiation are communicated through our advertising and merchandising.

Launching Mobile and Digital Initiatives. We are positioning the brand to grow sales by expanding points of access through digital initiatives. In 2018, we launched the Del Taco Mobile App, featuring enhanced marketing capabilities including targeted promotional offers to drive guest frequency. In 2019, we launched third party delivery through Grubhub, Postmates and DoorDash at substantially all company-operated restaurants. In 2020, we added third party delivery through UberEats and expanded third party delivery across substantially all franchise-operated restaurants. We believe a multiple delivery service provider approach will position us to optimize driver coverage and maximize consumer demand across trade areas. In 2021, we re-launched the Del Taco Mobile App, including a loyalty program, built on a holistic customer relationship management platform to drive personalized and valued experiences for our guests.

Restaurant Portfolio Optimization. We plan to continue to optimize our restaurant portfolio to help stimulate growth in new restaurants and existing restaurant average unit volumes ("AUVs").  This effort included refranchising five company-operated restaurants in the Yuma, Arizona and El Centro, California markets in the first quarter of fiscal 2020 and one company-operated restaurant in an emerging market in the second quarter of fiscal 2020 to existing franchisees with proven operational and development capabilities who commit to additional development in the same or other markets. Our restaurant portfolio optimization strategy positions the brand for accelerated franchise growth and focuses company operations on our core Western markets and strategic seed markets to support emerging market growth. The optimization actions completed in 2019 and 2020 helped shift our company ownership from approximately 55% in 2018 to 49% in 2021.
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

Site Selection and Expansion

New Restaurant Development
We believe we are positioned for growth with unit economics that enable desirable returns on invested capital and have cash flow available for investment. For the year ended December 28, 2021, we opened four new company-operated restaurants and our franchisees opened nine new restaurants despite the ongoing COVID-19 pandemic during 2021. We will continue to focus on restaurants in in-fill markets where the brand is well established, as well as certain new or emerging markets.

The strategy for restaurant development is three fold. First, in the near term, with an identified in-fill opportunity of an additional 300+ potential new trade areas for restaurant development (company-operated and franchise-operated), we are accelerating our pipeline of in-fill locations to leverage the brand awareness, infrastructure and efficiencies of scale through what we believe is a lower risk, higher return expansion opportunity. Second, we will continue to develop company-operated restaurants in emerging markets such as Orlando, establishing operational expertise, while recruiting additional franchisees to enable us to embed and scale our brand more rapidly. In some markets, we may employ a re-franchising strategy to help stimulate new restaurant growth if we believe it will enhance growth opportunities and longer term earnings per share. Finally, over time we will be entering emerging new markets, primarily with new franchise partners and, where appropriate, with company-operated restaurants. With substantial growth opportunities in established and emerging markets, efforts to expand into new markets will be carefully vetted and researched before they are undertaken.

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

Managers and Team Members
Each Del Taco restaurant typically has a general manager, four to six shift leaders, and two or three team leaders. There are also typically between 15 and 20 team members who prepare food and serve customers. Area Directors lead company-operated restaurants, with each typically responsible for approximately 5 to 12 restaurants. Overseeing the Area Directors are seven Regional Directors, each responsible for approximately 15 to 67 restaurants, and they report up to the Vice President of Company Operations. The franchise operations team utilizes six Franchise Business Consultants who each coach and oversee up to 74 franchise-operated restaurants. The Franchise Business Consultants report to the Vice President of Franchise Operations. The Chief Operating Officer has full accountability for both company-operated and franchise-operated restaurants, managing both sales and profitability targets and customer experience metrics.

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

Franchise Program

Overview
We use a franchising strategy to augment new restaurant growth in new and established markets, allowing for brand expansion without significant capital investment. As of December 28, 2021, there were a total of 306 franchise restaurants. Franchisees range in size from single restaurant operators to multi-unit operators, the largest of which owns 54 locations. As of December 28, 2021 and December 29, 2020, our top 12 franchisees operated 62% and 61% of our franchise-operated restaurants, respectively. As of December 28, 2021 and December 29, 2020, our top 20 franchisees operated approximately 74% and 73%, respectively, of our franchise-operated restaurants. The existing franchise base consists of numerous successful, longstanding restaurant operators.

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

Marketing and Advertising

We run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. We complement this with email marketing to our Raving Fan E-Club, which allows us to reach approximately 1,680,000 members, and via social media through Facebook, Instagram, Twitter and YouTube, which allows us to reach over 698,000 followers. We use our Raving Fan e-Club database to invite sub-sets of members to the taste panel facility, located at our corporate office. In September 2021, we launched our new Del Taco Mobile App, featuring enhanced marketing capabilities including a loyalty program and targeted promotional offers to drive guest frequency, which currently allows us to engage with approximately 540,000 registered users.

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

We contract with a single primary foodservice distributor for substantially all of our food and supplies. Our relationship with our primary distributor has been in place since 1990, and we believe the long-term relationship yields benefits to us and our franchisees in terms of reliability and pricing. Franchisees are required to use the primary distributor and must purchase all food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Taco meat is the largest product cost item and represented approximately 10% of the total cost for food and paper for 2021. Fluctuations in supply and prices can significantly impact our restaurant profit performance. We actively manage cost volatility for our significant food and paper items by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions.

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

Human Capital

As of December 28, 2021, we had 7,274 employees, which includes 295 salaried general managers and 6,767 hourly restaurant employees comprised of 5,202 crewmembers, 1,434 shift leaders and 131 assistant managers. The remaining 212 employees were corporate office personnel or above restaurant level management. We do not have any employees represented by unions. While we partner with all our franchise business owners to foster a strong workforce culture, they are independent businesses with their own employees and are not included in this information.

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

Based on the 2020 Black Box Workforce Intelligence Executive Scorecard for Del Taco, we were in the top 25th percentile in our industry segment for composite diversity of hourly employees and management. Based on that same Black Box report, we rank above average in the industry with women representing the majority of our General Manager leaders at the restaurants. We are committed to providing equitable opportunities for everyone to grow their career at Del Taco.

Oversight and Management
To ensure a positive workplace culture that lives up to our commitment on diversity, equality and employee safety, our Human Resources team provides oversight managing any employee-related issues. To clearly communicate our expectations and requirements related to our people, we have a written company Code of Conduct that is reviewed and acknowledged by all employees during onboarding. We also administer an Ethics Hotline where our employees can ask questions or raise concerns anonymously if they so choose. The hotline is available to all employees 24 hours a day. We established an Employee Relations Task force that is headed by select members of our senior leadership team. This group meets regularly to discuss employee-related challenges - with a recent focus on the impact of the COVID-19 pandemic. Our Board of Directors also provides oversight on elements of our Human Capital strategy through governance vehicles like our Compensation Committee. The Compensation Committee reviews and approves the annual compensation plan and audits the attainment of goals tied to annual incentive compensation.

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

COVID-19
At the outset of the COVID-19 pandemic, we set a demonstrative requirement to be a “Trusted & Safe” restaurant for both our teams and our guests. We have made several dozen changes to our operating systems to deliver on this requirement including providing personal protective equipment to employees, enhancing sanitation practices, administering employee wellness and temperature checks, providing gloves for all positions in the restaurant and installing counter/drive thru window shields. For our support center staff, we implemented our “Virtual Support Center” protocol enabling all employees to work from home. We also created a COVID-19 Hotline to allow employees to reach out with any COVID-related concerns or questions.

Additionally, we have gone above and beyond the government required paid time off laws and provided pay to workers who were impacted by COVID-19 either personally or due to close contact. Lastly, despite the closure of the majority of our dining rooms, we did not have any furloughs or layoffs in our restaurants. We remain highly committed to our “Trusted & Safe” approach and evaluate where we can improve via employee feedback and our guest experience measurement program.

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

Information about our Executive Officers

The following table sets forth our current executive officers:

Name	Age	Position
John D. Cappasola, Jr.	48	President and Chief Executive Officer
Steven L. Brake	49	Executive Vice President and Chief Financial Officer
Chad Gretzema	50	Chief Operating Officer

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
•Changes in food and supply costs, including the impact of inflation and tariffs, could have an adverse effect on our business.
•Changes in labor costs, including the impact of labor availability, could have an adverse effect on our business.
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

The COVID-19 pandemic and restrictions imposed by federal, state and local governments in response to the outbreak have disrupted and may continue to disrupt our business. In many areas where we operate our restaurants, individuals are or were encouraged to practice social distancing and restricted from gathering in groups. We had also previously closed substantially all dining rooms system-wide and continued operations through limited contact or contactless channels such as drive-thru, takeout and delivery only. Though most of our dining rooms have re-opened and many social distancing and other restrictions have been lifted, future adverse developments in the pandemic may result in the return of such restrictions and the need to close our dining rooms again. Future adverse developments in the pandemic may also negatively affect our guest traffic, which would impact our liquidity, financial condition and results of operations.

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
One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened four new company-operated restaurants and nine new franchise restaurants in 2021. Our ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our or our franchisees’ ability to:
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
We may not realize the anticipated benefits from opening new restaurants in existing and new markets or from expanding our franchise system. For example, in Fiscal 2021, we recorded an impairment of long-lived assets charge of $9.1 million related to five underperforming restaurants that generated atypically low sales volumes and negative restaurant contribution. If opening new restaurants in existing and new markets or the expansion of our franchise system is not successful, our operating results could be materially adversely affected.
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
As of December 28, 2021, we do not own any land. Payments under our operating leases account for a significant portion of our operating expenses and we expect that substantially all of the new restaurants we open in the future will also be leased. We are obligated under non-cancelable leases for our restaurants and our corporate headquarters. Our restaurant leases generally have an initial term of 15 to 20 years with two or four renewal options of five years each. Our restaurant leases generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance charges and other operating costs. Additional sites that we lease are likely to be subject to similar long-term non-cancelable leases. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent and real estate taxes for the balance of the lease term. In addition, as each of our leases expire, we may fail to negotiate renewals, either on commercially acceptable terms or at all, which could cause us to pay increased occupancy costs or to close restaurants in desirable locations. These potential increased occupancy costs and closed restaurants could have a material adverse effect on our business, financial condition and results of operations.
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
Our company-operated and franchise-operated restaurants in Southern California generated, in the aggregate, approximately 74% of our revenue for both the years ended December 28, 2021 and December 29, 2020. During the prior economic crisis and recession, our business was materially adversely affected by a decrease in revenues from these restaurants due to adverse economic conditions in Southern California, including increased unemployment, declining home prices and increased foreclosures. In addition, there is the potential for catastrophic events such as local strikes, increases in energy prices, fires, earthquakes, explosions or other natural or man-made disasters which could materially adversely affect our business. The incidence and severity of catastrophes are inherently unpredictable and our losses from catastrophes could be substantial. Adverse changes in demographic, unemployment, economic or regulatory conditions in Southern California or the State of California as a whole, including but not limited to enforcement policies for and changes in immigration law and COVID-19 regulations, have had and may continue to have material adverse effects on our business. As of December 2021, unemployment in California was 5.0% compared to the U.S. unemployment rate of 3.9%. We believe increases in unemployment will have a negative impact on traffic in our restaurants. As a result of our concentration in this market, we will be disproportionately affected by any adverse economic conditions in this market compared to other national chain restaurants.

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
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. Due to the continuing challenging restaurant environment it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have a material adverse effect on our business due to loss or delay in payments of royalties, information technology (“IT”) support service fees, contributions to our advertising funds, and other fees. Our top 12 franchisees accounted for approximately 65% of total franchise revenue for both the years ended December 28, 2021 and December 29, 2020, and the top 20 franchisees accounted for approximately 77% and 76% of total franchise revenue for the years ended December 28, 2021 and December 29, 2020, respectively. Bankruptcies by our franchisees could prevent us from terminating their franchise agreements so that we can offer their territories to other franchisees, thereby negatively impacting our market share and operating results as we may have fewer well-performing restaurants, and adversely impact our ability to attract new franchisees.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020, increased to $14.00 per hour on January 1, 2021 and finally increased to $15.00 per hour on January 1, 2022. Based on our current number of restaurants in California, this is expected to impact 328 restaurants in California, of which 208 are company-operated and 120 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, $14.25 per hour on July 1, 2019 and finally to $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a paid sick leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. On July 1, 2022, the minimum wage in the City of Los Angeles will increase to $16.04 per hour and will increase based on the Consumer Price Index for Urban Wage Earners and Clerical Workers annually thereafter. These local ordinances impacted 19 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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

On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, $11.00 per hour in 2019, $12.00 per hour in 2020, and $12.15 per hour on January 1, 2021. The law provides up to five days of paid sick leave per year. The law impacted 38 franchise-operated restaurants, excluding certain Arizona restaurants with local minimum wage requirements that are higher than the Arizona state requirements.
On January 1, 2021, the minimum wage in Flagstaff, Arizona increased to $15.00 per hour. It then increased to $15.50 per hour on January 1, 2022. Starting January 1, 2023, the minimum wage will increase based on the Consumer Price Index or will increase to $2.00 per hour higher than the Arizona state minimum wage, whichever is higher. This local ordinance in Flagstaff impacted two franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law impacted 37 company-operated restaurants and nine franchise-operated restaurants.
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
Changes in food and supply costs, including the impact of inflation and tariffs, or failure to receive frequent deliveries of food ingredients and other supplies could have an adverse effect on our business, financial condition and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs, and our ability to maintain our menu depends in part on our ability to acquire ingredients that meet specifications from reliable suppliers. Shortages or interruptions in the availability of certain supplies caused by unanticipated demand, problems in production or distribution, food contamination, a health epidemic or pandemic, inclement weather or other conditions could adversely affect the availability, quality and cost of our ingredients, which could harm our operations. Recently, food and paper inflation has become pervasive and any increase in the prices of the food or paper products most critical to our menu, such as beef, beverage syrup, chicken, cheese, french fries, tortillas, taco shells, fresh produce, soybean oil and other proteins, could have a material adverse effect on our business, financial condition and results of operations. Particularly, the cost of taco meat, our largest commodity expenditure that accounts for approximately 10% of our total food and paper costs, increased significantly over the past year. The market for beef is particularly volatile and is subject to extreme price fluctuations due to seasonal shifts, climate conditions, the price of feed, industry demand, energy demand, relative strength of the U.S. dollar and other factors. Although we try to manage the impact that these fluctuations have on our operating results, we remain susceptible to increases in food or paper costs as a result of factors beyond our control, such as general economic conditions, inflationary trends, potential cross-border taxes or tariffs, seasonal fluctuations, weather conditions, demand, food safety concerns, generalized infectious diseases, product recalls and government regulations. For instance, several years ago our cost of eggs increased materially due to the impact of the avian flu which infected much of the domestic egg laying flock and created a temporary but significant reduction in supply. Additionally, a substantial volume of produce and other items are procured from Mexico and other countries. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results. Therefore, material increases in the prices of the ingredients most critical to our menu, particularly ground beef, could adversely affect our operating results or cause us to consider changes to our product delivery strategy and adjustments to our menu pricing.
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

In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. On March 24, 2021, Del Taco filed its motion to oppose the plaintiff's motion for class certification. On November 12, 2021, the court granted the plaintiff's motion for class certification. Discovery is in process and Del Taco intends to assert all of its defenses to this class action. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, a loss related to this matter is both probable and estimable. As such, the Company recorded an estimated loss contingency accrual of $2.7 million as of December 28, 2021.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the first quarter of 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff in the first quarter of 2021 with the remainder to be paid at a later date. During the second quarter of 2021, the Company settled an individual complaint filed by a member of the EEOC class for $0.5 million. Both this matter and the EEOC matter are subject to the same insurance retention of $0.5 million because they are deemed related matters under the Company's employment practices liability insurance policy. The Company's insurance carrier paid the $0.5 million settlement directly to the complainant's attorney. In consideration of the Company's insurance coverage, the ultimate liability with respect to these actions did not have a material effect on the operating results, cash flows or financial position of the Company for the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020.
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
At December 28, 2021, we had total debt obligations of $107.0 million outstanding under our revolving credit facility (excluding any debt discount and deferred financing costs), and $129.6 million available for borrowings under our revolving credit facility. Our level of indebtedness could have significant effects on our business, such as:
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
•recent and ongoing inflationary trends impacting our cost of food and paper, labor and other input costs;
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
There were originally 3,300,000 shares of common stock reserved and authorized for issuance under our equity incentive plans. On May 27, 2021, the Company's shareholders approved an amendment to increase the number of shares available for grant by 1,800,000. At December 28, 2021, we had an aggregate of 1,142,252 shares of common stock available for grant under our equity incentive plan. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our equity incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
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
Our dividend program requires the use of a substantial amount of our free cash flow. Our ability to pay our dividends over time will depend on our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. Any failure to pay or increase our dividends over time may negatively impact investor confidence in us, and may negatively impact our stock price.
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

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties

Our restaurants are primarily free-standing or, to a much lesser extent, end-cap facilities. Ninety-nine percent of our restaurants feature a drive-thru. As of December 28, 2021, we lease the land on which all our company-operated restaurants are built. Our restaurant leases generally have initial terms of 15 to 20 years, with two to four renewal options of five years each. Most restaurant leases provide for a specified annual rent, although some call for additional or contingent rent. Generally, leases are “net leases” that require the restaurant to pay a pro rata share of property taxes, insurance and common area maintenance costs. As of December 28, 2021, we do not own any land and lease 359 properties, which include 62 properties subleased to franchisees and third parties. As of December 28, 2021, our restaurant system consisted of 600 restaurants, comprised of 294 company-operated restaurants and 306 franchise-operated restaurants located in 16 states throughout the United States with one franchise-operated restaurant located in Guam.

We lease our executive offices, consisting of approximately 40,000 square feet in Lake Forest, California, for a term expiring in 2026, with one option to extend the lease term for an additional five years. We believe our current office space is suitable and adequate for its intended purposes and provides opportunity for expansion. The following chart shows the number of restaurants in each of the states in which we operated as of December 28, 2021:

State	Company-Operated	Franchise-Operated	Total
California	231	137	368
Nevada	37	9	46
Arizona	—	40	40
Utah	—	34	34
Georgia	14	10	24
Colorado	—	21	21
New Mexico	—	12	12
Oklahoma	11	—	11
Idaho	—	10	10
Michigan	—	10	10
Oregon	—	9	9
Washington	—	5	5
Florida	1	3	4
Ohio	—	3	3
South Carolina	—	1	1
Alabama	—	1	1
Guam	—	1	1
Total	294	306	600

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
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. On March 24, 2021, Del Taco filed its motion to oppose the plaintiff's motion for class certification. On November 12, 2021, the court granted the plaintiff's motion for class certification. Discovery is in process and Del Taco intends to assert all of its defenses to this class action. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, a loss related to this matter is both probable and estimable. As such, the Company recorded an estimated loss contingency accrual of $2.7 million as of December 28, 2021.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the first quarter of 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff in the first quarter of 2021 with the remainder to be paid at a later date. During the second quarter of 2021, the Company settled an individual complaint filed by a member of the EEOC class for $0.5 million. Both this matter and the EEOC matter are subject to the same insurance retention of $0.5 million because they are deemed related matters under the Company's employment practices liability insurance policy. The Company's insurance carrier paid the $0.5 million settlement directly to the complainant's attorney. In consideration of the Company's insurance coverage, the ultimate liability with respect to these actions did not have a material effect on the operating results, cash flows or financial position of the Company for the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020.
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

Holders
As of March 1, 2022, there were 11 holders of record of our common stock. A number of our stockholders held their shares in street name and some shares are held of record by banks, brokers and other financial institutions; therefore, we believe there are substantially more beneficial owners of our common stock.

Dividends
In January 2021, the Board of Directors authorized the initiation of a quarterly cash dividend program. During the fifty-two weeks ended December 28, 2021, the Company paid four quarterly dividends of $0.04 per share of common stock, which totaled $5.9 million. Subsequent to fiscal 2021, the Company paid a quarterly dividend of $0.04 per share of common stock on February 22, 2022 to shareholders of record at the close of business on February 1, 2022. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion. Any determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, terms of our financing arrangements, and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities
There were no sales of unregistered equity securities during the fourth fiscal quarter ended December 28, 2021.
On March 7, 2016, we announced that our Board of Directors authorized a share repurchase program under which we may purchase up to $25.0 million in the aggregate of our common stock and warrants, which expires upon completion of the repurchase program, unless terminated earlier by the Board of Directors. On August 23, 2016, we announced the Board of Directors increased the repurchase program by $25.0 million to $50.0 million. The Board of Directors authorized an additional increase for the repurchase program effective July 23, 2018 of another $25.0 million to a total of $75.0 million. Purchases under the program may be made in open market or privately negotiated transactions. All of the Company's warrants expired on June 30, 2020. During the fifty-two weeks ended December 28, 2021, the Company repurchased 765,774 shares of common stock in open market transactions under the share repurchase program for an average price per share of $9.79 for an aggregate cost of approximately $7.5 million, including incremental direct costs to acquire the shares. As of December 28, 2021, there was approximately $10.6 million remaining under the share repurchase program. The amount and timing of additional purchases, if any, will depend upon a number of factors, including the price and availability of our common stock and general market conditions.
There were no shares repurchased during the fourth fiscal quarter ended December 28, 2021.

Comparative Share Performance Graph
The following graph shows a comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for (1) the Company’s common stock, (2) the NASDAQ Composite, and (3) the S&P 600 Restaurants Index, for the period January 3, 2017 through December 28, 2021. The graph assumes the value of the investment in our common stock and each index was $100.00 on January 3, 2017 and that all dividends were reinvested. Note that historic stock price performance is not necessarily indicative of future stock price performance

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among Del Taco Restaurants, Inc., the NASDAQ Composite Index
and the S&P 600 Restaurants Index

$310
$300
$290
$280
$270
$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Del Taco Restaurants, Inc.
Nasdaq Composite
S&P 600 Restaurants Index

*$100 invested on January 3, 2017 in stock or index, including reinvestment of dividends

	January 3, 2017	January 2, 2018	January 1, 2019	December 31, 2019	December 29, 2020	December 28, 2021
Del Taco Restaurants, Inc.	$100.00	$84.57	$69.76	$55.24	$62.99	$88.27
NASDAQ Composite	$100.00	$129.06	$122.22	$165.27	$236.69	$290.69
S&P 600 Restaurants Index	$100.00	$105.82	$115.48	$128.44	$161.18	$156.82

ITEM 6.    Reserved

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
Overview
We are a nationwide operator and franchisor of restaurants featuring fresh and fast cuisine, including both Mexican inspired and American classic dishes. As of December 28, 2021, we have 600 Del Taco restaurants, a majority of these in the Pacific Southwest. In each of our restaurants, our food is made to order in working kitchens. We serve our customers fresh and high-quality food typical of fast casual restaurants but with the speed, convenience and value associated with traditional quick service restaurants (“QSRs”). With attributes of both a fast casual restaurant and a QSR — a combination we call QSR+ — we occupy a place in the restaurant market distinct from our competitors. With a menu designed to appeal to a wide variety of budgets and tastes and recently updated interior and exterior designs across most of our entire system, we believe that we are poised for growth, operating within a fast growing segment of the restaurant industry, the limited service restaurant (“LSR”) segment. With high quality food and attractive price points, we believe we offer a compelling value proposition relative to both QSR and fast casual peers.
Highlights and Trends
Same Store Sales
Same store sales growth reflects the change in year-over-year sales for the same store base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. The following table shows the same store sales growth for the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Company-operated same store sales	6.5%	(2.9)%	0.5%
Franchise-operated same store sales	8.9%	1.4%	1.3%
System-wide same store sales	7.7%	(0.9)%	0.9%

Restaurant Development
Del Taco restaurant counts at the end of the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019 are as follows:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 28, 2021	December 29, 2020	December 31, 2019
Company-operated restaurant activity:
Beginning of period	295	300	322
Openings	4	3	10
Closures	(5)	(2)	(5)
Purchased from franchisee	—	—	4
Sold to franchisees	—	(6)	(31)
Restaurants at end of period	294	295	300
Franchise-operated restaurant activity:
Beginning of period	301	296	258
Openings	9	7	14
Closures	(4)	(8)	(3)
Restaurants sold to Company	—	—	(4)
Restaurants purchased from Company	—	6	31
Restaurants at end of period	306	301	296
Total restaurant activity:
Beginning of period	596	596	580
Openings	13	10	24
Closures	(9)	(10)	(8)
Restaurants at end of period	600	596	596

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

Same Store Sales
We regularly monitor company, franchise and total system same store sales. Same store sales growth reflects the change in year-over-year sales for the comparable company, franchise and total system restaurant base. We include a restaurant in the same store base in the accounting period following its 18th full month of operations and exclude restaurant closures. As of December 28, 2021, December 29, 2020 and December 31, 2019, there were 290, 284 and 282 restaurants, respectively, in the comparable company-operated restaurant base. As of December 28, 2021, December 29, 2020 and December 31, 2019, there were 293, 286 and 272 restaurants, respectively, in the comparable franchise-operated restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings and closures is excluded. Same store sales growth can be generated by an increase in the number of transactions and/or by increases in the average check resulting from a shift in menu mix and/or higher prices resulting from new products, promotions or menu price increases.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Restaurant contribution is defined as company restaurant sales less restaurant operating expenses, which are food and paper costs, labor and related expenses and occupancy and other operating expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company restaurant sales. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of restaurants and the calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of results as reported under U.S. GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant contribution and restaurant contribution margin as key performance indicators to evaluate the profitability of incremental sales at Del Taco restaurants, to evaluate restaurant performance across periods and to evaluate restaurant financial performance compared with competitors. See the heading entitled "Management's Use of Non-GAAP Financial Measures" for the reconciliation of restaurant contribution to the most directly comparable U.S. GAAP financial measure.
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
Franchise Revenue
Franchise revenue consists of franchise royalty income from franchisees and, to a lesser extent, franchise renewal fees and franchise fees from franchise owners for new franchise restaurant openings. Franchise fees are collected upon signing a franchise agreement and deferred and recognized as revenue over the term of the franchise agreement and franchise renewal fees are deferred and recognized over the term of the franchise renewal agreement. To a lesser extent, franchise revenue also includes pass-through fees for services, such as software maintenance and technology subscriptions, since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in franchise sublease and other income.

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

Occupancy and Other – Franchise Subleases and Other
Occupancy and other – franchise subleases includes rent, property taxes and common area maintenance paid on properties subleased to franchisees where we remain primarily liable to the landlord, as well as pass-through fees for services, such as software maintenance and technology subscriptions and other franchise expenses related to information technology hardware that we occasionally purchase from third party vendors and then sell to franchisees and recognize in franchise sublease and other income as we are considered the principal related to the purchase and sale of the services and hardware to the franchisee and have no remaining performance obligations.
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
Impairment of Long-Lived Assets
We review long-lived assets such as buildings, leasehold improvements, restaurant and other equipment and operating lease right-of-use assets on a unit-by-unit basis for impairment. When events or circumstances indicate the carrying value of the assets may not be recoverable, an appropriate impairment charge is recorded. Impairments could increase if performance of company-operated restaurants is not sufficient to recover the carrying amount of the related long-lived assets.
Restaurant Closure Charges, Net
Restaurant closure charges, net, consist primarily of (1) rent expense related to previously closed restaurants; (2) non-lease executory costs for closed restaurants, including any positive or negative adjustments to these amounts as more information becomes available; and (3) direct costs related to restaurant closures.
Loss on Disposal of Assets and Adjustments to Assets Held For Sale, Net
Loss on disposal of assets and adjustments to assets held for sale, net includes adjustments to reduce the carrying amount for assets held for sale to estimated fair value less cost to sell, remeasurement losses for assets held for sale reclassified back to held for use, loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees, net gains or losses from the write-off of right-of-use assets and operating lease liabilities related to the termination of leases and net gains or losses recorded associated with sale-leaseback transactions.
Interest Expense
Interest expense consists primarily of interest expense on outstanding debt including finance lease obligations and other debt. Deferred financing costs and debt discount are amortized at cost over the life of the related debt.
Transaction-Related Costs
Transaction-related costs consist of direct costs incurred in connection with the December 5, 2021 Agreement and Plan of Merger with Jack in the Box Inc. that is expected to close during the second week of March 2022.

Other Income
Other income consists of proceeds from legal settlements related to construction defects at two company-operated restaurants and an eminent domain issue at one company-operated restaurant, as well as insurance proceeds related to a fire at a company-operated restaurant.

Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state current and deferred income tax expense.

Results of Operations

Comparison of Results of Operations for the Fifty-Two Weeks Ended December 28, 2021 and Fifty-Two Weeks Ended December 29, 2020
The following table presents operating results for the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020, in absolute terms and expressed as a percentage of total revenue (or company restaurant sales), as compared below:

	52 Weeks Ended December 28, 2021			52 Weeks Ended December 29, 2020			Increase/(Decrease)
(Dollar amounts in thousands)	($)	(%)		($)	(%)		($)	(%)
Statement of Operations Data:
Revenue:
Company restaurant sales	$475,703	90.2%		$446,805	90.8%		$28,898	6.5%
Franchise revenue	23,670	4.5		20,763	4.2		2,907	14.0
Franchise advertising contributions	17,647	3.3		15,116	3.1		2,531	16.7
Franchise sublease and other income	10,335	2.0		9,199	1.9		1,136	12.3
Total revenue	527,355	100.0		491,883	100.0		35,472	7.2
Operating expenses:
Restaurant operating expenses:
Food and paper costs	124,129	26.1	(1)	120,845	27.0	(1)	3,284	2.7	(1)
Labor and related expenses	159,915	33.6	(1)	148,183	33.2	(1)	11,732	7.9	(1)
Occupancy and other operating expenses	112,862	23.7	(1)	105,666	23.6	(1)	7,196	6.8	(1)
Total restaurant operating expenses	396,906	83.4	(1)	374,694	83.9	(1)	22,212	5.9	(1)
General and administrative	51,670	9.8		43,996	8.9		7,674	17.4
Franchise advertising expenses	17,647	3.3		15,116	3.1		2,531	16.7
Depreciation and amortization	26,203	5.0		26,599	5.4		(396)	(1.5)
Occupancy and other - franchise subleases and other	9,826	1.9		8,083	1.6		1,743	21.6
Pre-opening costs	682	0.1		471	0.1		211	44.8
Impairment of goodwill	—	—		87,277	17.7		(87,277)	(100.0)
Impairment of trademarks	—	—		11,900	2.4		(11,900)	(100.0)
Impairment of long-lived assets	9,115	1.7		8,287	1.7		828	10.0
Restaurant closure charges, net	2,365	0.4		2,048	0.4		317	15.5
Loss on disposal of assets and adjustments to assets held for sale, net	893	0.2		401	0.1		492	122.7
Total operating expenses	515,307	97.7		578,872	117.7		(63,565)	(11.0)
Income (loss) from operations	12,048	2.3		(86,989)	(17.7)		99,037	(113.9)
Other expense (income), net:
Interest expense	2,893	0.5		4,811	1.0		(1,918)	(39.9)
Transaction-related costs	2,071	0.4		—	—		2,071	*
Other income	(1,122)	(0.2)		—	—		(1,122)	*
Total other expense, net	3,842	0.7		4,811	1.0		(969)	(20.1)
Income (loss) from operations before provision (benefit) for income taxes	8,206	1.6		(91,800)	(18.7)		100,006	(108.9)
Provision (benefit) for income taxes	2,485	0.5		(2,062)	(0.4)		4,547	(220.5)
Net income (loss)	$5,721	1.1%		$(89,738)	(18.2)%		$95,459	(106.4)%
(1)As a percentage of company restaurant sales.
*Immaterial/not meaningful

Company Restaurant Sales
Company restaurant sales increased $28.9 million, or 6.5%, for the fifty-two weeks ended December 28, 2021, primarily due to an increase in company-operated same store sales of 6.5% due in part to the negative impact of COVID-19 on prior year sales.
Franchise Revenue
Franchise revenue increased $2.9 million, or 14.0%, for the fifty-two weeks ended December 28, 2021, primarily due to an increase in franchise-operated same store sales of 8.9% due in part to the negative impact of COVID-19 on prior year sales, as well as additional franchise-operated restaurants open during 2021 compared to 2020, partially offset by a decrease as a result of closures of franchise-operated restaurants during 2021.
Franchise Advertising Contributions
Franchise advertising contributions increased $2.5 million, or 16.7%, for the fifty-two weeks ended December 28, 2021 and is directly related to franchise revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Franchise Sublease and Other Income
Franchise sublease and other income increased $1.1 million, or 12.3%, for the fifty-two weeks ended December 28, 2021, primarily due sublease income related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other income related to information technology hardware and kitchen equipment that we purchased from third party vendors and then sold to franchisees in 2021.
Food and Paper Costs
Food and paper costs increased $3.3 million, or 2.7% for the fifty-two weeks ended December 28, 2021, primarily due to the increase in company restaurant sales and commodity inflation. As a percentage of company restaurant sales, food and paper costs were 26.1% for the fifty-two weeks ended December 28, 2021, compared to 27.0% for the fifty-two weeks ended December 29, 2020. The percentage decrease resulted primarily from menu price increases, partially offset by commodity inflation.
Labor and Related Expenses
Labor and related expenses increased $11.7 million, or 7.9%, for the fifty-two weeks ended December 28, 2021, primarily due to the California minimum wage increase on January 1, 2021 and Nevada minimum wage increase on July 1, 2021 as well as wage rate pressure from restaurants with labor availability challenges where we selectively increased wages or incurred additional overtime premiums. As a percentage of company restaurant sales, labor and related expenses were 33.6% for the fifty-two weeks ended December 28, 2021, compared to 33.2% for the fifty-two weeks ended December 29, 2020. The percentage increase resulted primarily from the impact of the increased California minimum wage and increased Nevada minimum wage as well as wage rate pressure from restaurants with labor availability challenges where we selectively increased wages or incurred additional overtime premiums, partially offset by the impact of the increase in same store sales, including menu price increases, and effective management of variable labor hours.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $7.2 million, or 6.8%, for the fifty-two weeks ended December 28, 2021, primarily due to increased advertising, third party delivery fees, utilities and rent expense. As a percentage of company restaurant sales, occupancy and other operating expenses were 23.7% for the fifty-two weeks ended December 28, 2021, compared to 23.6% for the fifty-two weeks ended December 29, 2020. The percentage increase resulted primarily from increased advertising, third party delivery fees, utilities and rent expense, mostly offset by the impact of the increase in same store sales, including menu price increases.

General and Administrative Expenses
General and administrative expenses increased $7.7 million, or 17.4%, for the fifty-two weeks ended December 28, 2021, primarily due to higher management incentive compensation, general inflationary trends, stock-based compensation expense, and legal expenses, including a $2.7 million legal accrual during the fiscal fourth quarter related to a class action lawsuit. General and administrative expenses as a percentage of total revenue were 9.8% for the fifty-two weeks ended December 28, 2021, compared to 8.9% for the fifty-two weeks ended December 29, 2020. The percentage increase resulted primarily from higher management incentive compensation, general inflationary trends, stock-based compensation expense, and legal expenses, including a $2.7 million legal accrual during the fiscal fourth quarter related to a class action lawsuit, partially offset by the impact of higher revenue.
Franchise Advertising Expenses
Franchise advertising expenses increased $2.5 million, or 16.7%, for the fifty-two weeks ended December 28, 2021 and is directly related to franchise revenue. These amounts offset against franchise advertising contributions included in revenue. In addition, starting the last fiscal week of the first quarter of 2020, as a result of the COVID-19 pandemic, the Company reduced franchise advertising contributions from 4.0% to 2.5% of franchise restaurant net sales for eight weeks.
Depreciation and Amortization
Depreciation and amortization expenses were $26.2 million and $26.6 million for the fifty-two weeks ended December 28, 2021 and December 29, 2020, respectively. The decrease primarily reflects lower amortization and depreciation expense related to fully depreciated assets. As a percentage of total revenue, depreciation and amortization expenses were 5.0% for the fifty-two weeks ended December 28, 2021 compared to 5.4% for the fifty-two weeks ended December 29, 2020. The decrease as a percent of total revenue was primarily due to lower amortization and depreciation expense related to fully depreciated assets, as well as the impact of higher revenue.
Occupancy and Other – Franchise Sublease and Other
Occupancy and other - franchise sublease and other was $9.8 million and $8.1 million for the fifty-two weeks ended December 28, 2021 and December 29, 2020, respectively. The increase is primarily due to sublease expense related to the sale of six company-operated restaurants to franchisees during 2020, in which we retained the leasehold interest to the real estate, as well as an increase in other expenses related to franchise information technology service contracts and information technology hardware and kitchen equipment that we purchased from third party vendors and then sold to franchisees.
Pre-opening Costs
Pre-opening costs were $0.7 million and $0.5 million for the fifty-two weeks ended December 28, 2021 and December 29, 2020, respectively. The increase was due to a higher level of restaurant opening activity during the fifty-two weeks ended December 28, 2021 compared to the fifty-two weeks ended December 29, 2020.
Impairment of Goodwill
No impairment charges were recorded during the fifty-two weeks ended December 28, 2021. The Company recorded a non-cash impairment charge of $87.3 million during the fifty-two weeks ended December 29, 2020 related to an interim goodwill impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential goodwill impairment.
Impairment of Trademarks
No impairment charges were recorded during the fifty-two weeks ended December 28, 2021. The Company recorded a non-cash impairment charge of $11.9 million during the fifty-two weeks ended December 29, 2020 related to an interim trademark impairment assessment performed during the first quarter of 2020 in response to changes in business, market and economic conditions resulting from the COVID-19 pandemic coupled with a sustained decline in the Company's stock price, which were indicators of potential impairment.

Impairment of Long-Lived Assets
The Company recorded a non-cash impairment charge of $9.1 million during the fifty-two weeks ended December 28, 2021 related to the evaluation of long-lived assets underlying five restaurants in California and Oklahoma which had indicators of impairment. The Company recorded a non-cash impairment charge of $8.3 million during the fifty-two weeks ended December 29, 2020 related to the evaluation of long-lived assets underlying eight restaurants in California, Nevada and Georgia which had indicators of impairment.
Restaurant Closure Charges, net
Restaurant closure charges, net, were $2.4 million and $2.0 million for the fifty-two weeks ended December 28, 2021 and December 29, 2020, respectively. The increase was primarily due to construction remediation costs for two previously closed restaurants, in which we retained the leasehold interest to the real estate and intend to sublease to third parties.
Loss on Disposal of Assets and Adjustments to Assets Held for Sale, net
Loss on disposal of assets and adjustments to assets held for sale, net was $0.9 million and $0.4 million for the fifty-two weeks ended December 28, 2021 and December 29, 2020, respectively. Current year net loss on disposal of assets and adjustments to assets held for sale primarily related to a loss on lease termination, fixed asset write-offs, losses on the closure of five company-operated restaurants and an adjustment to estimated net realizable value for assets classified as held for sale. Prior year net loss on disposal of assets and adjustments to assets held for sale primarily related to an adjustment resulting from the reclassification of 14 company-operated restaurants from held for sale to held for use, losses on the closure of two company-operated restaurants, an adjustment to estimated net realizable value for assets reclassified as held for sale, the write-off of certain restaurant equipment and losses on the sale of six company-operated restaurants, partially offset by gains from two sale-leaseback transactions.
Interest Expense
Interest expense was $2.9 million and $4.8 million for the fifty-two weeks ended December 28, 2021 and December 29, 2020, respectively. The decrease is primarily due to lower average outstanding balances and lower weighted average interest rates during the fifty-two weeks ended December 28, 2021 compared to the prior year.
Transaction-Related Costs
Transaction-related costs were $2.1 million for the fifty-two weeks ended December 28, 2021 and consisted of direct costs incurred in connection with the December 5, 2021 Agreement and Plan of Merger with Jack in the Box Inc. that is expected to close during the second week of March 2022. There were no transaction-related costs for the fifty-two weeks ended December 29, 2020.
Other Income
Other income was $1.1 million for the fifty-two weeks ended December 28, 2021 and consisted of proceeds from legal settlements related to construction defect issues at two company-operated restaurants and an eminent domain issue at one company-operated restaurant. There was no other income for the fifty-two weeks ended December 29, 2020.

Provision (Benefit) for Income Taxes
The effective income tax rates were 30.3% for the fifty-two weeks ended December 28, 2021 and 2.2% for the fifty-two weeks ended December 29, 2020. The provision (benefit) for income taxes consisted of income tax expense of $2.5 million for the fifty-two weeks ended December 28, 2021 and income tax benefit of $2.1 million for the fifty-two weeks ended December 29, 2020. The income tax expense of $2.5 million for the fifty-two weeks ended December 28, 2021 primarily consists of statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2021 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits. The income tax benefit of $2.1 million for the fifty-two weeks ended December 29, 2020 was primarily impacted by the impairment of non-tax deductible goodwill of $87.3 million and reclassification of $3.5 million of goodwill from assets held for sale, as well as statutory federal and state tax rates based on apportioned income, the impact of non-tax deductible compensation to executives and the impact of lower stock compensation expense deductible for tax related to the June 30, 2020 vesting of certain restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by federal targeted job credits and the reversal of unrecognized tax benefits of $0.2 million as they related to an uncertain tax position for a year prior to 2017 which is no longer subject to federal income tax audit.

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

Liquidity and Capital Resources
Potential Impacts of Market Conditions on Capital Resources
We believe that cash from operations, together with our cash balance of $5.1 million and available borrowing capacity of $129.6 million at December 28, 2021, will be sufficient to meet ongoing debt service requirements, operating lease obligations, capital expenditures, working capital requirements and other needs for at least the next 12 months. In addition, share repurchases and our quarterly cash dividend may impact our available capital resources. Should our business take longer to recover from the impacts related to COVID-19 than we currently anticipate, there are other actions we can take to further conserve liquidity.
Summary of Cash Flows
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our senior secured credit facilities. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (including maintenance and remodels), investments in infrastructure and information technology, interest payments on debt, lease obligations, income tax payments, purchases under our share repurchase program, dividend payments, working capital and general corporate needs. The working capital requirements are not significant since customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many inventory items before we have to pay suppliers for such items since we typically have payment terms for our food and paper suppliers. Company-operated restaurants do not require significant inventories.
The following table presents summary cash flow information for the periods indicated (in thousands).

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Net cash provided by (used in)
Operating activities	$45,964	$59,763	$49,045
Investing activities	(25,428)	(17,553)	(29,273)
Financing activities	(23,370)	(35,719)	(25,504)
Net (decrease) increase in cash	$(2,834)	$6,491	$(5,732)
Cash Flows Provided by Operating Activities
In the fifty-two weeks ended December 28, 2021, cash flows provided by operating activities were $46.0 million. The cash flows provided by operating activities resulted from net income of $5.7 million, non-cash adjustments for long-lived asset impairment of $9.1 million, asset depreciation and amortization of $26.5 million, amortization of operating lease assets of $23.2 million, stock-based compensation of $6.5 million, loss on disposal of assets and adjustments to assets held for sale, net of $0.9 million, and restaurant closure charges of $0.2 million, partially offset by net working capital requirements totaling $23.2 million, deferred income taxes of $1.8 million and other income of $1.1 million.
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

Cash Flows Used in Investing Activities
In the fifty-two weeks ended December 28, 2021, cash flows used in investing activities were $25.4 million, which was primarily the result of purchase of property and equipment and other assets of $26.9 million, partially offset by proceeds from the disposal of property and equipment of $1.5 million. For the fifty-two weeks ended December 28, 2021, purchase of property and equipment was $27.6 million, including approximately $24.0 million to maintain or enhance our existing restaurants and information systems and for discretionary investment in equipment, technology and remodeled restaurants, as well as approximately $3.6 million for new restaurant construction. This was partially offset by proceeds received on legal settlements related to construction defects at company-operated restaurants of $1.1 million. Additionally, accrued capital expenditures increased $3.2 million, resulting in net cash paid of $23.3 million related to the purchase of property and equipment during the fifty-two weeks ended December 28, 2021.
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

Cash Flows Used in Financing Activities
In the fifty-two weeks ended December 28, 2021, cash flows used in financing activities were $23.4 million. The cash flows used in financing activities were primarily the result of the repurchase of 765,774 shares of our common stock for an aggregate purchase price of $7.5 million, dividend payments of $5.9 million, payments of tax withholding of $1.9 million related to restricted stock vesting and payments on finance leases and other debt of $0.2 million, partially offset by proceeds from stock option exercises of $0.1 million. In addition, during the fifty-two weeks ended December 28, 2021, we borrowed $40.0 million on our revolving credit facility and made payments of $48.0 million on our revolving credit facility.
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
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of December 28, 2021.
At December 28, 2021, the weighted average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.63%. As of December 28, 2021, there were $107.0 million of borrowings under the Senior Credit Facility and letters of credit outstanding of $13.4 million. Unused borrowing capacity at December 28, 2021 was $129.6 million.
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to debt and other obligations disclosed above and pursuant to restaurant operating leases outstanding as of December 28, 2021 (in thousands):

	Payments Due by Period
	Total	2022	2023-2024	2025-2026	2026 and thereafter
Operating leases	$385,689	$40,672	$73,396	$61,349	$210,272
Finance leases	52	17	34	1	—
Long-term debt	107,369	18	107,123	126	102
Interest on long-term debt (1)	5,904	2,173	3,731	—	—
Purchase commitments (2)	84,340	17,896	25,077	20,955	20,412
Total (3)	$583,354	$60,776	$209,361	$82,431	$230,786

(1)Interest on long-term debt includes monthly interest due on the drawn portion of the revolver at interest rates of 1.63%, a fee of 1.50% on the outstanding letters of credit and a 0.175% unused commitment fee on the unused balance of the revolver.
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
Off-Balance Sheet and Other Arrangements
At December 28, 2021, we had a $250 million revolving credit facility, of which $13.4 million was reserved for outstanding letters of credit and $129.6 million was unused and available for borrowings. We did not have any material off-balance sheet arrangements.

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
During the fifty-two weeks ended December 28, 2021, the Company repurchased 765,774 shares of common stock for an average price per share of $9.79 for an aggregate cost of approximately $7.5 million, including incremental direct costs to acquire the shares. As of December 28, 2021, there was approximately $10.6 million remaining under the share repurchase program. We have no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on our stock price, market conditions and other factors.
During the fifty-two weeks ended December 29, 2020, the Company repurchased (1) 496,356 shares of common stock for an average price per share of $8.49 for an aggregate cost of approximately $4.2 million, including incremental direct costs to acquire the shares. All of the Company's outstanding warrants expired on June 30, 2020.
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

Revenue Recognition
Company restaurant sales from the operation of company-operated restaurants are recognized when food and service is delivered to customers. We report revenue net of promotional allowances as well as sales taxes collected from customers and remitted to governmental taxing authorities. We sell gift cards to customers in our restaurants. The gift cards sold to customers have no stated expiration dates and are recorded in accrued liabilities and other non-current liabilities on the consolidated balance sheets. We recognize revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and we determine that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon our specific historical redemption patterns. Recognized breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income (loss). Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods. We have a loyalty program in which members earn points primarily for food purchases. Points can then be redeemed for specified reward offers, such as small fries or a breakfast toasted wrap. We allocate the consideration received on loyalty orders between the food delivered and the loyalty points earned, taking into consideration the expected redemption rate of loyalty points. The consideration allocated to the food received is recognized as revenue at the time of sale. The consideration allocated to the loyalty points earned is deferred until the loyalty points are redeemed or expired.
Franchise revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant, and renewal fees are deferred and recognized as revenue over the term of the renewal agreement. If a development agreement with a franchisee is terminated, deferred development fees and deferred franchise fees are generally recognized as revenue upon termination. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets with the current portion included in accrued liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, franchise revenue also includes pass-through fees for services such as software maintenance and technology subscriptions since we are considered the principal related to the purchase and sale of the services to the franchisee and have no remaining performance obligations. The related expenses are recognized in general and administrative expenses.
Franchise advertising contributions consist of a percentage of franchise restaurant's net sales, typically 4%, paid to the Company for advertising and promotional services that the Company provides. The offset is recorded to franchise advertising expenses.
Franchise sublease and other income is composed of rental income associated with properties leased or subleased to franchisees or third parties and is recognized as revenue on an accrual basis. In addition, franchise sublease and other income includes information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that we occasionally purchase from third party vendors and then sell to franchisees. Since we are considered the principal related to the purchase and sale of the hardware to the franchisee and have no remaining performance obligations, the franchisee reimbursement is recognized as franchise sublease and other income upon transfer of the hardware. The related expenses are recognized in occupancy and other - franchise subleases and other, except for expenses related to subleases with third parties which are recognized in restaurant closure charges, net.
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
Stock-Based Compensation
We measure and recognize compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated grant date fair values using the Black-Scholes option pricing model for stock option grants and the closing price of the underlying common stock on the date of the grant for restricted stock awards. Stock-based compensation expense for our share-based compensation awards is recognized ratably over the vesting period on a straight-line vesting schedule. For performance-based restricted stock units, stock-based compensation expense is recognized only if it is probable that the performance conditions will be achieved. When achievement of the performance conditions changes from not probable to probable, or vice versa, we recognize a cumulative adjustment to stock-based compensation expense.
In order to calculate the fair value of stock options and the associated compensation costs for share-based awards, we utilize the Black-Scholes option pricing model, and we have developed estimates of various inputs including forfeiture rate, expected term, expected volatility and risk-free interest rate. These assumptions generally require significant judgment. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected life of options granted is derived from the average of the contractual term of the option and the vesting period. Expected volatility was based on the historical volatility of the Company's stock for a period approximating the expected life. We calculate the risk-free interest rate using published U.S. Treasury rates in effect at the time of the grant with similar duration of the expected life of the options. The expected dividend yield is based on the annualization of the Company's most recent quarterly dividend payout.
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
Management's Use of Non-GAAP Financial Measures
A reconciliation of company restaurant sales to restaurant contribution is provided below (in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Company restaurant sales	$475,703	$446,805	$473,991
Restaurant operating expenses	396,906	374,694	392,182
Restaurant contribution	$78,797	$72,111	$81,809
Restaurant contribution margin	16.6%	16.1%	17.3%

A reconciliation of income (loss) from operations to restaurant contribution is provided below:

(Amounts in thousands)	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Income (loss) from operations	$12,048	$(86,989)	$(107,043)
Less:
Franchise revenue	(23,670)	(20,763)	(19,002)
Franchise advertising contributions	(17,647)	(15,116)	(14,516)
Franchise sublease income and other	(10,335)	(9,199)	(5,442)
Plus:
General and administrative	51,670	43,996	43,877
Franchise advertising expenses	17,647	15,116	14,516
Depreciation and amortization	26,203	26,599	25,488
Occupancy and other - franchise subleases and other	9,826	8,083	4,463
Pre-opening costs	682	471	1,650
Impairment of goodwill	—	87,277	118,250
Impairment of trademarks	—	11,900	—
Impairment of long-lived assets	9,115	8,287	7,159
Restaurant closure charges, net	2,365	2,048	2,961
Loss on disposal of assets and adjustments to assets held for sale, net	893	401	9,448
Restaurant contribution	$78,797	$72,111	$81,809
Company restaurant sales	$475,703	$446,805	$473,991
Restaurant contribution margin	16.6%	16.1%	17.3%

The following table sets forth reconciliations of net income (loss) to EBITDA and Adjusted EBITDA (in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Net income (loss)	$5,721	$(89,738)	$(118,285)
Non-GAAP adjustments:
Provision (benefit) for income taxes	2,485	(2,062)	4,371
Interest expense	2,893	4,811	7,235
Depreciation and amortization	26,203	26,599	25,488
EBITDA	37,302	(60,390)	(81,191)
Stock-based compensation expense (a)	6,461	5,652	6,293
Loss on disposal of assets and adjustments to assets held for sale, net (b)	893	401	9,448
Impairment of goodwill (c)	—	87,277	118,250
Impairment of trademarks (d)	—	11,900	—
Impairment of long-lived assets (e)	9,115	8,287	7,159
Restaurant closure charges, net (f)	2,365	2,048	2,961
Amortization of favorable and unfavorable lease assets and liabilities, net (g)	(332)	(297)	—
Pre-opening costs (h)	682	471	1,650
Sublease income for closed restaurants (i)	(1,217)	(1,075)	(871)
Executive transition costs (j)	—	287	438
Transaction-related costs (k)	2,071	—	—
Legal contingency (l)	2,673	—	—
Other income (m)	(1,122)	—	(364)
Adjusted EBITDA	$58,891	$54,561	$63,773

(a)Includes non-cash, stock-based compensation.
(b)Loss on disposal of assets and adjustments to assets held for sale, net includes adjustments to reduce the carrying amount for assets held for sale to estimated fair value less cost to sell, remeasurement losses for assets held for sale reclassified back to held for use, loss or gain on disposal of assets related to sales, retirements and replacement or write-off of leasehold improvements or equipment in the ordinary course of business, net gains or losses recorded associated with the sale of company-operated restaurants to franchisees, net gains or losses from the write-off of right-of-use assets and operating lease liabilities related to the termination of leases and net gains or losses recorded associated with sale-leaseback transactions.
(c)Includes non-cash charges related to impairment of goodwill.
(d)Includes non-cash charges related to impairment of trademarks.
(e)Includes non-cash charges related to impairment of long-lived assets.
(f)Restaurant closure costs include rent expense, non-lease executory costs and other direct costs associated with previously closed restaurants and future obligations associated with the closure of a restaurant.
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
(k)Includes costs incurred in connection with the December 5, 2021 Agreement and Plan of Merger with Jack in the Box Inc.
(l)Includes estimated loss contingency accrual related to a class action complaint.
(m)During 2021, other income consisted of proceeds from legal settlements related to construction defect issues at two company-operated restaurants and an eminent domain issue at one company-operated restaurant. During 2019, other income consisted of insurance proceeds related to a fire at a company-operated restaurant.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our Senior Credit Facility, which currently bears interest at variable rates. As of December 28, 2021, we had outstanding variable rate borrowings of $107.0 million. A 100 basis point increase in the effective interest rate applied to this borrowing would result in a pre-tax interest expense increase of approximately $1.1 million on an annualized basis.
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
On July 1, 2014, the State of California (where most of our restaurants are located) increased its minimum wage to $9.00 per hour (from $8.00 per hour), and it increased to $10.00 per hour on January 1, 2016. On March 31, 2016, the California Legislature passed legislation which was designed to raise the statewide minimum wage gradually until it reaches $15.00 per hour in 2022 and it was signed into law on April 4, 2016. Under the new California law, minimum wage increased to $10.50 per hour on January 1, 2017, increased to $11.00 per hour on January 1, 2018, increased to $12.00 per hour on January 1, 2019, increased to $13.00 per hour on January 1, 2020, increased to $14.00 per hour on January 1, 2021 and finally increased to $15.00 per hour on January 1, 2022. Based on our current number of restaurants in California, this is expected to impact 328 restaurants in California, of which 208 are company-operated and 120 are franchise-operated, excluding certain California restaurants with local minimum wage requirements that are accelerated compared to the California requirements.
In addition, in September 2015, the Los Angeles County Board of Supervisors approved increases to the minimum wage to $15.00 per hour by 2020 with the first phase of the wage increase to $10.50 effective on July 1, 2016, followed by an increase to $12.00 per hour on July 1, 2017, $13.25 per hour on July 1, 2018, $14.25 per hour on July 1, 2019 and finally to $15.00 per hour on July 1, 2020. Also, in June 2016, the Los Angeles City Council approved a paid sick leave ordinance to provide six days of paid sick leave per year, with carry-over of 72 hours, effective July 1, 2016. On July 1, 2022, the minimum wage in the City of Los Angeles will increase to $16.04 per hour and will increase based on the Consumer Price Index for Urban Wage Earners and Clerical Workers annually thereafter. These local ordinances impacted 19 company-owned restaurants and 12 franchise-owned restaurants in the City of Los Angeles and in the unincorporated areas of the County of Los Angeles.
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
On November 8, 2016, Arizona voters voted in favor to increase the state minimum wage to $10.00 per hour effective January 1, 2017 (from $8.05 per hour) and to allow employees to earn one hour of paid sick leave for every 30 hours worked effective July 1, 2017. The minimum wage increased to $10.50 per hour in 2018, $11.00 per hour in 2019, $12.00 per hour in 2020, and $12.15 per hour on January 1, 2021. The law provides up to five days of paid sick leave per year. The law impacted 38 franchise-operated restaurants, excluding certain Arizona restaurants with local minimum wage requirements that are higher than the Arizona state requirements.
On January 1, 2021, the minimum wage in Flagstaff, Arizona increased to $15.00 per hour. It then increased to $15.50 per hour on January 1, 2022. Starting January 1, 2023, the minimum wage will increase based on the Consumer Price Index or will increase to $2.00 per hour higher than the Arizona state minimum wage, whichever is higher. This local ordinance in Flagstaff impacted two franchise-operated restaurants.
On June 13, 2019, the governor of Nevada signed a bill into law that increases the minimum wage to $8.00 per hour for employers that offer qualified health insurance and to $9.00 per hour for employers that do not offer qualified health insurance, effective July 1, 2020. The minimum wage will increase by $0.75 per hour each year until it reaches $11.00 per hour for employers that offer qualified health insurance and $12.00 per hour for employers that do not offer qualified health insurance in 2024. Additionally, it allows employees working within the state to accrue approximately 0.02 hours of paid leave for each hour worked, which translates to 40 hours of paid leave per year for full-time employees, effective January 1, 2020. This new law impacted 37 company-operated restaurants and nine franchise-operated restaurants.
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

ITEM 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	69
Consolidated Balance Sheets as of December 28, 2021 and December 29, 2020	71
Consolidated Statements of Comprehensive Income (Loss) for the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019	72
Consolidated Statements of Shareholders' Equity for the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019	73
Consolidated Statements of Cash Flows for the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019	74
Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Del Taco Restaurants, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Del Taco Restaurants, Inc. (the Company) as of December 28, 2021 and December 29, 2020, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2021, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2021 and December 29, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2022 expressed an unqualified opinion thereon.

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
As of December 28, 2021, the net balance of long-lived assets, including property and equipment and operating lease right-of-use assets was $379.3 million, which includes current period impairment charges totaling $9.1 million. As explained in Note 3 to the consolidated financial statements, the Company evaluates long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows are less than a minimum threshold or other qualitative factors indicate that the Company’s long-lived asset balances are not recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, an impairment charge is recorded to write the asset group down to its estimated fair value. The Company evaluated certain restaurants having indicators of impairment based on operating performance, taking into consideration the continuing negative impact of the COVID-19 pandemic on forecasted restaurant performance, which resulted in impairment charges during the year.

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

Irvine, California
March 7, 2022

Del Taco Restaurants, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 28, 2021	December 29, 2020
Assets
Current assets:
Cash and cash equivalents	$5,078	$7,912
Accounts and other receivables, net	4,430	5,463
Inventories	3,091	2,799
Prepaid expenses and other current assets	2,965	2,078
Assets held for sale	—	1,495
Total current assets	15,564	19,747
Property and equipment, net	145,338	146,706
Operating lease right-of-use assets	233,960	249,071
Goodwill	108,979	108,979
Trademarks	208,400	208,400
Intangible assets, net	8,508	9,754
Other assets, net	7,107	4,652
Total assets	$727,856	$747,309
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,013	$18,683
Other accrued liabilities	51,071	45,413
Current portion of finance lease obligations and other debt	35	190
Current portion of operating lease liabilities	24,328	22,648
Total current liabilities	95,447	86,934
Long-term debt, finance lease obligations and other debt, excluding current portion, net	106,649	114,418
Operating lease liabilities, excluding current portion	239,476	251,958
Deferred income taxes	59,726	61,485
Other non-current liabilities	16,838	19,760
Total liabilities	518,136	534,555
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized; 36,397,054 shares issued and outstanding at December 28, 2021; 36,828,237 shares issued and outstanding at December 29, 2020	4	4
Additional paid-in capital	324,957	333,712
Accumulated other comprehensive loss	—	—
Accumulated deficit	(115,241)	(120,962)
Total shareholders’ equity	209,720	212,754
Total liabilities and shareholders’ equity	$727,856	$747,309
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands, except share and per share data)

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Revenue:
Company restaurant sales	$475,703	$446,805	$473,991
Franchise revenue	23,670	20,763	19,002
Franchise advertising contributions	17,647	15,116	14,516
Franchise sublease and other income	10,335	9,199	5,442
Total revenue	527,355	491,883	512,951
Operating expenses:
Restaurant operating expenses:
Food and paper costs	124,129	120,845	130,711
Labor and related expenses	159,915	148,183	156,095
Occupancy and other operating expenses	112,862	105,666	105,376
General and administrative	51,670	43,996	43,877
Franchise advertising expenses	17,647	15,116	14,516
Depreciation and amortization	26,203	26,599	25,488
Occupancy and other - franchise subleases and other	9,826	8,083	4,463
Pre-opening costs	682	471	1,650
Impairment of goodwill	—	87,277	118,250
Impairment of trademarks	—	11,900	—
Impairment of long-lived assets	9,115	8,287	7,159
Restaurant closure charges, net	2,365	2,048	2,961
Loss on disposal of assets and adjustments to assets held for sale, net	893	401	9,448
Total operating expenses	515,307	578,872	619,994
Income (loss) from operations	12,048	(86,989)	(107,043)
Other expense (income), net
Interest expense	2,893	4,811	7,235
Transaction-related costs	2,071	—	—
Other income	(1,122)	—	(364)
Total other expense, net	3,842	4,811	6,871
Income (loss) from operations before provision (benefit) for income taxes	8,206	(91,800)	(113,914)
Provision (benefit) for income taxes	2,485	(2,062)	4,371
Net income (loss)	5,721	(89,738)	(118,285)
Other comprehensive income (loss):
Change in fair value of interest rate cap, net of tax	—	—	(364)
Reclassification of interest rate cap amortization included in net income (loss), net of tax	—	52	132
Total other comprehensive income (loss), net	—	52	(232)
Comprehensive income (loss)	$5,721	$(89,686)	$(118,517)
Earnings (loss) per share:
Basic	$0.16	$(2.41)	$(3.20)
Diluted	$0.15	$(2.41)	$(3.20)
Weighted-average shares outstanding:
Basic	36,565,678	37,161,921	37,018,445
Diluted	36,998,514	37,161,921	37,018,445

See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands, except share data)

					Accumulated	Retained
				Additional	Other	Earnings	Total
	Preferred	Common Stock		Paid-in	Comprehensive	(Accumulated	Shareholders’
	Stock	Shares	Amount	Capital	Income (Loss)	Deficit)	Equity
Balance at January 1, 2019	$—	37,305,342	$4	$336,941	$180	$85,149	$422,274
Adjustment for adoption of new lease standard, net of tax	—	—	—	—	—	1,912	1,912
Net loss	—	—	—	—	—	(118,285)	(118,285)
Other comprehensive loss, net of tax	—	—	—	—	(232)	—	(232)
Comprehensive loss							(118,517)
Stock-based compensation	—	—	—	6,293	—	—	6,293
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	316,341	—	(2,602)	—	—	(2,602)
Exercise of stock options	—	12,000	—	120	—	—	120
Repurchase of common stock and warrants	—	(574,481)	—	(7,373)	—	—	(7,373)
Balance at December 31, 2019	—	37,059,202	4	333,379	(52)	(31,224)	302,107
Net loss	—	—	—	—	—	(89,738)	(89,738)
Other comprehensive income, net of tax	—	—	—	—	52	—	52
Comprehensive loss							(89,686)
Stock-based compensation	—	—	—	5,652	—	—	5,652
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	265,391	—	(999)	—	—	(999)
Repurchase of common stock	—	(496,356)	—	(4,222)	—	—	(4,222)
Acquisition of non-controlling interest	—	—	—	(98)	—	—	(98)
Balance at December 29, 2020	—	36,828,237	4	333,712	—	(120,962)	212,754
Net income	—	—	—	—	—	5,721	5,721
Comprehensive income							5,721
Stock-based compensation	—	—	—	6,461	—	—	6,461
Issuance of vested restricted stock, net of shares withheld for tax withholding	—	327,955	—	(1,895)	—	—	(1,895)
Exercise of stock options	—	6,636	—	50	—	—	50
Repurchase of common stock	—	(765,774)	—	(7,514)	—	—	(7,514)
Dividends paid	—	—	—	(5,857)	—	—	(5,857)
Balance at December 28, 2021	$—	36,397,054	$4	$324,957	$—	$(115,241)	$209,720
See accompanying notes to consolidated financial statements.

Del Taco Restaurants, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Operating activities
Net income (loss)	$5,721	$(89,738)	$(118,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Allowance for doubtful accounts	—	30	41
Depreciation and amortization	26,203	26,599	25,488
Amortization of deferred financing costs, debt discount and interest rate cap	266	333	550
Amortization of operating lease assets	23,207	22,035	21,681
Stock-based compensation	6,461	5,652	6,293
Deferred income taxes	(1,759)	(8,040)	(583)
Loss on disposal of assets and adjustments to assets held for sale, net	893	401	9,448
Impairment of goodwill	—	87,277	118,250
Impairment of trademarks	—	11,900	—
Impairment of long-lived assets	9,115	8,287	7,159
Restaurant closure charges	186	168	—
Other income	(1,053)	—	—
Change in operating assets and liabilities:
Accounts and other receivables, net	1,033	(1,913)	(349)
Inventories	(292)	324	(191)
Prepaid expenses and other current assets	(985)	3,710	(732)
Other assets	(466)	(227)	(273)
Accounts payable	477	(471)	(271)
Operating lease liabilities	(22,198)	(21,057)	(18,846)
Other accrued liabilities	2,047	11,530	(1,308)
Other non-current liabilities	(2,892)	2,963	973
Net cash provided by operating activities	45,964	59,763	49,045

Investing activities
Purchases of property and equipment	(23,257)	(22,019)	(43,696)
Proceeds from disposal of property and equipment, net	1,467	3,638	14,107
Purchases of other assets	(3,638)	(1,730)	(2,039)
Acquisition of franchisees	—	—	(4,832)
Proceeds from sale of company-operated restaurants, net	—	2,558	7,187
Net cash used in investing activities	(25,428)	(17,553)	(29,273)

Financing activities
Repurchase of common stock and warrants	(7,514)	(4,222)	(7,373)
Payments on finance leases and other debt	(154)	(218)	(635)
Proceeds from revolving credit facility	40,000	66,000	41,000
Payments on revolving credit facility	(48,000)	(96,000)	(55,000)
Purchase of noncontrolling interest	—	(280)	—
Payment of tax withholding related to restricted stock vesting and option exercises	(1,895)	(999)	(2,602)
Payment of dividends	(5,857)	—	—
Proceeds from exercise of stock options	50	—	120
Payment of debt issue costs	—	—	(1,014)
Net cash used in financing activities	(23,370)	(35,719)	(25,504)
Net (decrease) increase in cash and cash equivalents	(2,834)	6,491	(5,732)
Cash and cash equivalents, beginning of period	7,912	1,421	7,153
Cash and cash equivalents, end of period	$5,078	$7,912	$1,421

Supplemental cash flow information:
Cash paid during the period for interest	$2,636	$4,090	$6,919
Cash paid during the period for income taxes	8,505	3,456	3,856
Supplemental schedule of non-cash activities:
Accrued property and equipment purchases	$7,241	$4,012	$5,729
Write-offs against bad debt reserves	39	—	30
Amortization of interest rate cap into net (loss) income, net of tax	—	52	132
Change in other asset for fair value of interest rate cap recorded to other comprehensive (loss) income, net of tax	—	—	(364)
Operating lease right-of-use assets obtained in exchange for lease obligations (1)	12,462	18,926	298,942
Finance lease right-of-use assets obtained in exchange for lease obligations (1)	—	—	1,185
Impairment of operating lease right-of-use assets related to the adoption of new accounting pronouncements	—	—	3,116
(1) Amounts for the fifty-two weeks ended December 31, 2019 include the transition adjustment for the adoption of ASC 842.

See accompanying notes to consolidated financial statements

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements

1. Description of Business

Del Taco Restaurants, Inc. (f/k/a Levy Acquisition Corp. (“LAC”)) is a Delaware corporation headquartered in Lake Forest, California. The consolidated financial statements include the accounts of Del Taco Restaurants, Inc. and its wholly owned subsidiaries (collectively, the “Company” or “Del Taco”), one of which is Del Taco LLC which has all of the material assets and operations of the Company. The Company develops, franchises, owns, and operates Del Taco quick-service Mexican-American restaurants. At December 28, 2021, there were 294 company-operated and 306 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam. At December 29, 2020, there were 295 company-operated and 301 franchise-operated Del Taco restaurants located in 16 states, including one franchise-operated unit in Guam.
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

The Company uses a fifty-two or fifty-three week fiscal year ending on the Tuesday closest to December 31. Fiscal years 2021, 2020 and 2019 are fifty-two week periods. In a fifty-two week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes sixteen weeks of operations. In a fifty-three week fiscal year, the first, second and third quarters each include twelve weeks of operations and the fourth quarter includes seventeen weeks of operations. For fiscal year 2021, the Company’s financial statements reflect the fifty-two weeks ended December 28, 2021. For fiscal year 2020, the Company's financial statements reflect the fifty-two weeks ended December 29, 2020. For fiscal year 2019, the Company’s financial statements reflect the fifty-two weeks ended December 31, 2019.

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
The Company operates a loyalty program in which members earn points primarily for food purchases. Points can then be redeemed for specified reward offers, such as small fries or a breakfast toasted wrap. The Company allocates the consideration received on loyalty orders between the food purchased and the loyalty points earned, taking into consideration the expected redemption rate of loyalty points. The consideration allocated to the food received is recognized as revenue at the time of sale. The consideration allocated to the loyalty points earned is deferred until the loyalty points are redeemed or expired.
Franchise revenue is comprised of (i) development fees, (ii) franchise fees, (iii) on-going royalties, (iv) renewal fees and (v) other franchise revenue. Development and franchise fees, portions of which are collected in advance and are non-refundable, received pursuant to individual development agreements, grant the right to develop franchise-operated restaurants in future periods in specific geographic areas. Both development fees and franchise fees are deferred and recognized as revenue over the term of the related franchise agreement for the respective restaurant, and renewal fees are deferred and recognized as revenue over the term of the renewal agreement. If a development agreement with a franchisee is terminated, deferred development fees and deferred franchise fees are generally recognized as revenue upon termination. Deferred development fees and deferred franchise fees are included in other non-current liabilities on the consolidated balance sheets with the current portion included in accrued liabilities on the consolidated balance sheets. Royalties from franchise-operated restaurants are based on a percentage of franchise restaurant sales and are recognized in the period the related franchise-operated restaurant sales occur. To a lesser extent, franchise revenue also includes pass-through fees for services, such as software maintenance and technology subscriptions, since the Company is considered the principal related to the purchase and sale of the services to the franchisee and has no remaining performance obligations. The related expenses are recognized in general and administrative expenses.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Deferred franchise fees are recognized straight-line over the term of the underlying agreement and the amount expected to be recognized in franchise revenue for amounts in deferred franchise fees as of December 28, 2021 is as follows (in thousands):

FY 2022	$246
FY 2023	234
FY 2024	231
FY 2025	231
FY 2026	225
Thereafter	2,358
Total deferred franchise fees	$3,525
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
Franchise sublease and other income consists of rental income received from franchisees related to properties where the Company has subleased a leasehold interest to the franchisee but remains primarily liable to the landlord. The related expenses are recognized in occupancy and other - franchise subleases and other. Franchise sublease and other income also includes rental income for closed restaurant properties where the Company has subleased to a third party but remains primarily liable to the landlord. The related expenses are recognized in restaurant closure charges, net. Franchise sublease and other income also includes information technology hardware such as point of sale equipment, tablets, kitchen display systems, servers, scanners and printers that the Company occasionally purchases from third party vendors and then sells to franchisees. Since the Company is considered the principal related to the purchase and sale of the hardware to the franchisee and has no remaining performance obligations, the franchisee reimbursement is recognized as franchise sublease and other income upon transfer of the hardware. The related expenses are recognized in occupancy and other - franchise subleases and other.
Gift Cards
The Company sells gift cards to customers in its restaurants. The gift cards sold to customers have no stated expiration dates and are subject to potential escheatment laws in the various jurisdictions in which the Company operates. Deferred gift card income totaled $3.3 million and $3.1 million as of December 28, 2021 and December 29, 2020, respectively. The current portion of the deferred gift card income is included in other accrued liabilities on the consolidated balance sheets and totaled approximately $1.7 million as of both December 28, 2021 and December 29, 2020. The non-current portion of the deferred gift card income was approximately $1.6 million and $1.5 million as of December 28, 2021 and December 29, 2020, respectively, and is included in other non-current liabilities on the consolidated balance sheets. The Company recognizes revenue from gift cards: (i) when the gift card is redeemed by the customer; or (ii) under the delayed recognition method, when the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and the Company determines that there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. The determination of the gift card breakage rate is based upon Company specific historical redemption patterns. Recognized gift card breakage revenue was not significant to any period presented in the consolidated statements of comprehensive income (loss). Any future revisions to the estimated breakage rate may result in changes in the amount of breakage revenue recognized in future periods but is not expected to be significant.
Cash and Cash Equivalents
The Company considers short-term, highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. Amounts receivable from credit card issuers are typically converted to cash within 2 to 4 days of the original sales transaction and are considered to be cash equivalents.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Accounts and Other Receivables, Net
Accounts and other receivables, net consist primarily of receivables from franchisees, sublease tenants, a vendor, delivery service providers ("DSPs") and landlords. Receivables from franchisees include sublease rents, royalties, services and contractual marketing fees associated with the franchise agreements. Sublease tenant receivables relate to subleased properties where the Company is a party and obligated on the primary lease agreement. The vendor receivable is for earned reimbursements from a vendor, receivables from DSPs are for company restaurant sales related to delivery orders fulfilled by the DSPs and the landlord receivables are for earned landlord reimbursement related to restaurants opened. The allowance for doubtful accounts is based on expected credit losses utilizing a range of information, including historical collections experience and a review on a specific identification basis of the collectability of existing receivables, and totaled approximately $0.1 million and as of both December 28, 2021 and December 29, 2020.
Vendor Allowances
The Company receives support from one of its vendors in the form of reimbursements. The reimbursements are agreed upon with the vendor, but do not represent specific, incremental, identifiable costs incurred by the Company in selling the vendor’s products. Such reimbursements are recorded as a reduction of the costs of purchasing the vendor’s products. The non-current portion of reimbursements received by the Company in advance is included in other non-current liabilities on the consolidated balance sheets and totaled $0 and $27,000 as of December 28, 2021 and December 29, 2020, respectively. The current portion of these reimbursements is included in other accrued liabilities on the consolidated balance sheets and totaled $0 and $0.4 million as of December 28, 2021 and December 29, 2020, respectively. The agreement with this vendor expired at the end of 2021 and was renewed at the beginning of 2022.
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
The estimated useful lives for leasehold improvements are based on the shorter of the estimated useful lives of the assets or the related lease term, which generally includes reasonably assured option periods expected to be exercised by the Company when

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
the Company would suffer an economic penalty if not exercised. Depreciation and amortization expense associated with property and equipment totaled $23.3 million for the fifty-two weeks ended December 28, 2021, $23.2 million for the fifty-two weeks ended December 29, 2020 and $22.7 million for the fifty-two weeks ended December 31, 2019. These amounts include $0.1 million for the fifty-two weeks ended December 28, 2021, $0.2 million for the fifty-two weeks ended December 29, 2020 and $0.5 million for the fifty-two weeks weeks ended December 31, 2019 related to buildings under finance leases. Accumulated depreciation and amortization associated with property and equipment includes $37,000 and $0.3 million related to buildings under finance leases as of December 28, 2021 and December 29, 2020, respectively.
The Company capitalizes construction costs which consist of internal payroll and payroll related costs and travel costs related to the successful acquisition, development, design and construction of the Company's new restaurants. Capitalized construction costs totaled $1.4 million for the fifty-two weeks ended December 28, 2021, $0.8 million for the fifty-two weeks ended December 29, 2020 and $1.8 million for the fifty-two weeks ended December 31, 2019. If the Company subsequently makes a determination that a site for which development costs have been capitalized will not be acquired or developed, any previously capitalized development costs are expensed and included in general and administrative expenses in the consolidated statements of comprehensive income (loss). The Company capitalizes interest in connection with the construction of its restaurants. Interest capitalized totaled approximately $21,000 for the fifty-two weeks ended December 28, 2021, $34,000 for the fifty-two weeks ended December 29, 2020 and $0.1 million for the fifty-two weeks ended December 31, 2019.
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
During the fourth quarter of 2019, the Company identified indicators of impairment in conjunction with its annual impairment test and performed a quantitative impairment assessment, which resulted in a non-cash impairment of goodwill of $118.3 million. During the first quarter of 2020, the Company identified indicators of impairment and performed quantitative impairment assessments, which resulted in a non-cash impairment of goodwill of $87.3 million and a non-cash impairment of trademarks of $11.9 million. See Note 6, Goodwill and Other Intangible Assets, for further discussion.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Intangible Assets, Net
Intangible assets primarily include franchise rights, reacquired franchise rights and sublease assets. Franchise rights, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the Closing Date of the Business Combination, are amortized on a straight-line basis to depreciation and amortization expense in the consolidated statements of comprehensive income (loss) over the remaining term of the franchise agreements. Reacquired franchise rights, which represent the fair value of reacquired rights that were previously granted to franchisees to use Del Taco's trade name under a franchise agreement, are amortized on a straight-line basis to depreciation and amortization in the consolidated statements of comprehensive income (loss) over the term of the former franchise agreement. Sublease assets, which represent subleases with stated rent above comparable market rents, are amortized to sublease income over the term of the related sublease.
Other Assets, Net
Other assets, net consist of security deposits, straight-line rental income related to subleases and other capitalized costs. The Company capitalizes certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs include only (i) external direct costs of materials and services utilized in developing or obtaining computer software, and (ii) compensation and related benefits for employees who are directly associated with the software projects. Capitalized software costs are amortized over the estimated useful life, typically three to five years. The net carrying value of capitalized software costs for the Company totaled $4.3 million and $2.5 million as of December 28, 2021 and December 29, 2020, respectively, and is included in other assets, net in the consolidated balance sheets. Capitalized software costs totaled $3.5 million for the fifty-two weeks ended December 28, 2021, $1.6 million for the fifty-two weeks ended December 29, 2020 and $2.0 million for the fifty-two weeks ended December 31, 2019. Amortization expenses totaled $1.8 million for the fifty-two weeks ended December 28, 2021, $1.9 million for the fifty-two weeks ended December 29, 2020 and $1.4 million for the fifty-two weeks ended December 31, 2019.
Long-Lived Assets
Long-lived assets, including property and equipment and definite-lived intangible assets, are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The Company evaluates such cash flows for individual restaurants and franchise agreements on an undiscounted basis. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. The Company generally estimates fair value using the discounted value of the estimated cash flows associated with the respective restaurant or agreement. During the fifty-two weeks ended December 28, 2021, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $9.1 million related to five restaurants. During the fifty-two weeks ended December 29, 2020, the Company recorded an impairment charge totaling $8.3 million related to eight restaurants. During the fifty-two weeks ended December 31, 2019, the Company recorded an impairment charge totaling $7.2 million related to seven restaurants.
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
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

Production costs for radio and television advertising are expensed when the commercials are initially aired. Costs of distribution of advertising are charged to expense on the date the advertising is aired or distributed. These costs, as well as other marketing-related expenses for advertising are included in occupancy and other operating expenses in the consolidated statements of comprehensive income (loss) for company expenses and included in franchise advertising expenses in the consolidated statements of comprehensive income (loss) for franchise expenses. Advertising expenses for the Company were $19.0 million for the fifty-two weeks ended December 28, 2021, $16.4 million for the fifty-two weeks ended December 29, 2020 and $18.8 million for the fifty-two weeks ended December 31, 2019.
Pre-opening Costs
Pre-opening costs, which include restaurant labor, supplies, cash and non-cash rent expense and occupancy and other operating costs incurred prior to the opening of a new restaurant are expensed as incurred. Pre-opening costs were $0.7 million for the fifty-two weeks ended December 28, 2021, $0.5 million for the fifty-two weeks ended December 29, 2020, and $1.7 million for the fifty-two weeks ended December 31, 2019.

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
Stock-Based Compensation Expense
The Company recognizes compensation expense for all share-based payment awards made to employees and non-employee directors based on their estimated grant date fair values using the Black-Scholes option pricing model for option grants and the closing price of the underlying common stock on the date of the grant for restricted stock awards. The Company recognizes these compensation costs for only those awards expected to vest, on a straight-line basis over the requisite service period of the award. The Company estimates the number of awards expected to vest based, in part, on historical forfeiture rates and management's expectations of employee turnover within the specific employee groups receiving the awards, and for performance-based restricted stock awards, the probability that performance conditions will be achieved. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. Stock-based compensation expense for the Company’s stock-based compensation awards is recognized ratably over the vesting period on a straight-line basis.
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
Segment Information
An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the Company’s chief operating decision makers in deciding how to allocate resources. Similar operating segments can be aggregated into a single operating segment if the businesses are similar. Management has determined that the Company has one operating segment and, therefore, one reportable segment. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer. Its CODM reviews financial performance and allocates resources at a consolidated level on a recurring basis.
Related Party Transactions
There were no material related party transactions in the fifty-two weeks ended December 28, 2021, the fifty-two weeks ended December 29, 2020 or the fifty-two weeks ended December 31, 2019.
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
As of December 28, 2021, Del Taco operated and franchised a total of 368 restaurants in California (231 company-operated and 137 franchise-operated restaurants). As a result, the Company is particularly susceptible to adverse trends and economic conditions in California. In addition, given this geographic concentration, negative publicity regarding any of the restaurants in California could have a material adverse effect on the Company’s business and operations, as could other regional occurrences such as local strikes, fires, earthquakes, other natural disasters or regional restrictions and regulations including those related to the COVID-19 pandemic.
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

Recently Issued Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance. The ASU codifies new requirements to disclose information about the nature of certain government assistance received, the accounting policy used to account for the transactions, the location in the financial statements where such transactions were recorded and significant terms and conditions associated with such transactions. The guidance is effective for annual periods beginning after December 15, 2021. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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

During the fifty-two weeks ended December 28, 2021, the Company evaluated certain restaurants having indicators of impairment based on operating performance and recorded an impairment charge totaling $9.1 million related to five restaurants. During the fifty-two weeks ended December 29, 2020, the Company evaluated certain restaurants that had indicators of impairment based on operating performance, taking into consideration the negative impact of the COVID-19 pandemic on forecasted restaurant performance, and recorded an impairment charge totaling $8.3 million related to eight restaurants. During the fifty-two weeks ended December 31, 2019, the Company evaluated certain restaurants that had indicators of impairment based on operating performance and recorded an impairment charge totaling $7.2 million related to seven restaurants. The Company wrote-off a portion of the operating lease right-of-use assets, furniture, fixtures and equipment, building and leasehold improvements based on the estimate of future recoverable cash flows.

In connection with the adoption of ASC 842, the Company evaluated the operating lease right-of-use assets for impairment, indicating the carrying amount of the operating lease assets for certain restaurants may not be recoverable, and recorded an impairment charge totaling $3.1 million at January 2, 2019 based on the estimates of future recoverable cash flows.

Restaurant Closure Charges, Net
The restaurant closure liability was $0.3 million and $0.5 million at December 28, 2021 and December 29, 2020, respectively, and relates to the non-lease executory costs associated with company-operated restaurants that were closed during the fourth quarter of 2015. A summary of the restaurant closure liability activity for these closed restaurants consisted of the following (in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

Total
Balance at January 1, 2019	$2,092
Reclassified to operating lease right-of-use assets (a)	(1,900)
Cash payments	(263)
Adjustments to estimates based on current activity	508
Balance at December 31, 2019	437
Charges for accretion in current period	21
Cash payments	(4)
Balance at December 29, 2020	454
Charges for accretion in current period	15
Cash payments	(122)
Adjustment to estimates based on current activity	(20)
Balance at December 28, 2021	$327

(a) During the fifty-two weeks ended December 31, 2019, in connection with the adoption of ASC 842, the Company reclassified $1.9 million of the lease-related closure liability to offset the respective operating lease right-of-use assets.

The current portion of the restaurant closure liability was $0.1 million and $0.2 million as of December 28, 2021 and December 29, 2020, respectively, and is included in other accrued liabilities in the consolidated balance sheets. The non-current portion of the restaurant closure liability was $0.2 million and $0.3 million as of December 28, 2021 and December 29, 2020, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The restaurant closure liability is expected to be settled by 2032.
4. Property and Equipment, Net
Property and equipment, net at December 28, 2021 and December 29, 2020 consisted of the following, excluding amounts related to properties classified as held for sale (in thousands):

	December 28, 2021	December 29, 2020
Buildings	$226	$1,939
Restaurant and other equipment	112,277	103,446
Leasehold improvements	131,729	121,775
Buildings under finance leases	76	441
Restaurant property leased to others	12,452	12,167
Construction-in-progress	13,376	10,823
	270,136	250,591
Less: Accumulated depreciation	(124,798)	(103,885)
Property and equipment, net	$145,338	$146,706

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
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
The Company did not sell any company-operated restaurants to franchisees during the fifty-two weeks ended December 28, 2021. The Company sold six company-operated restaurants to franchisees during the fifty-two weeks ended December 29, 2020 and 31 company-operated restaurants to franchisees during the fifty-two weeks ended December 31, 2019. The following table summarizes the loss recognized related to these transactions during the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019 (dollars in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Company-operated restaurants sold to franchisees	—	6	31

Proceeds from the sale of company-operated restaurants, net of selling costs	$—	$2,558	$7,310
Net assets sold (primarily furniture, fixtures and equipment) (a)	—	(2,086)	(4,952)
Goodwill related to the company-operated restaurants sold to franchisees	—	(1,196)	(6,078)
Allocation to deferred franchise fees	—	(193)	(771)
Sublease assets (liabilities), net	—	220	(50)
Gain on lease termination	—	40	—
Other direct costs	—	—	(123)
Loss on sale of company-operated restaurants (b)	$—	$(657)	$(4,664)
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 29, 2020, the Company classified the land and building related to a previously closed company-operated restaurant as held for sale and recorded a $0.2 million adjustment to assets held for sale during the fifty-two weeks ended December 29, 2020 in order to recognize the assets at their estimated fair value less estimated cost to sell. During the fifty-two weeks ended December 28, 2021, the Company sold the previously closed company-operated restaurant that was held for sale and recognized an additional loss of approximately $28,000 in loss on disposal of assets and adjustments to assets held for sale, net in the consolidated statement of comprehensive income (loss).
Assets held for sale at December 28, 2021 and December 29, 2020 consisted of the following (in thousands):

	December 28, 2021	December 29, 2020
Land	$—	$561
Building	—	934
	$—	$1,495
Franchise Acquisitions
There were no franchise acquisitions during the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020. The Company acquired four franchise-operated restaurants during the fifty-two weeks ended December 31, 2019. The Company accounts for the acquisition of franchise-operated restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the market position and future growth potential of the markets acquired and is expected to be deductible for income tax purposes.
The following table provides detail of the combined acquisitions for the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019 (dollars in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Franchise-operated restaurants acquired from franchisees	—	—	4

Goodwill	$—	$—	$4,302
Property and equipment	—	—	660
Operating lease right-of-use assets	—	—	2,006
Operating lease liabilities	—	—	(2,006)
Unfavorable lease liabilities (a)	—	—	(130)
Total Consideration	$—	$—	$4,832

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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
6. Goodwill and Other Intangible Assets
Goodwill was $109.0 million as of both December 28, 2021 and December 29, 2020.
In March 2020, the outbreak of the COVID-19 pandemic prompted authorities in most jurisdictions where the Company operates to issue stay-at-home orders, leading to an unexpected significant disruption to the Company's business requiring the Company to close restaurant dining rooms and operate with only drive-thru, take-out and delivery orders. As such, the consequences of the outbreak of the COVID-19 pandemic coupled with a sustained decline in the Company's stock price were determined to be indicators of impairment. As such, using Level 3 inputs, the Company performed a quantitative goodwill impairment assessment during the first quarter of 2020 using both the discounted cash flow method and guideline public company method to determine the fair value of its reporting unit. Significant assumptions and estimates used in determining fair value include future revenues, operating costs, working capital changes, capital expenditures, a discount rate that approximates the Company's weighted average cost of capital and a selection of comparable companies. Based on the quantitative assessment, the Company determined that the fair value of its reporting unit was less than its carrying value and recognized a non-cash goodwill impairment charge of $87.3 million during the fifty-two weeks ended December 29, 2020, equal to the excess of the reporting unit's carrying value above its fair value. The impairment charge was recorded in impairment of goodwill on the consolidated statements of comprehensive income (loss). Since June 30, 2015, the date of the business combination between Del Taco and Levy Acquisition Corporation, accumulated goodwill impairment losses were $205.6 million as of both December 28, 2021 and December 29, 2020.

In conjunction with the quantitative goodwill impairment assessment during the first quarter of 2020, the Company also performed a quantitative impairment assessment of its indefinite-lived trademarks. Using Level 3 inputs, the Company used the relief from royalty method to determine the fair value of its trademarks. Significant assumptions and estimates used in determining fair value include future revenues, the royalty rate, franchise attrition, brand maintenance expenses and a discount rate that approximates the Company's weighted average cost of capital. Based on the quantitative assessment, the Company determined the fair value of its trademarks was less than its carrying value and recognized a non-cash impairment charge of $11.9 million during the fifty-two weeks ended December 29, 2020, equal to the excess of the trademarks' carrying value above their fair value. The impairment charge was recorded in impairment of trademarks on the consolidated statements of comprehensive income (loss). The carrying value of trademarks was $208.4 million as of both December 28, 2021 and December 29, 2020.
The Company’s other intangible assets at December 28, 2021 and December 29, 2020 consisted of the following (in thousands):

	December 28, 2021			December 29, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Sublease assets	1,820	(309)	1,511	1,820	(193)	1,627
Franchise rights	13,846	(7,378)	6,468	13,918	(6,421)	7,497
Reacquired franchise rights	943	(414)	529	943	(313)	630
Total amortized other intangible assets	$16,609	$(8,101)	$8,508	$16,681	$(6,927)	$9,754

During the fifty-two weeks ended December 29, 2020, the Company recorded $0.5 million of sublease assets in connection with the sale of company-operated restaurants.
During the fifty-two weeks ended December 28, 2021, the Company wrote-off $0.1 million of franchise rights associated with the closure of two franchise operated restaurants. During the fifty-two weeks ended December 29, 2020, the Company wrote-off $0.2 million of franchise rights associated with the closure of seven franchise operated restaurants.
Sublease assets are amortized using the straight-line method over the remaining life of the sublease. The weighted-average amortization period as of December 28, 2021 for sublease assets was 14.1 years. Franchise rights are amortized using the straight-line method over the remaining life of the franchise agreements or 40 years, whichever is less. The weighted-average amortization period as of December 28, 2021 for franchise rights was 12.5 years. Reacquired franchise rights are amortized using the straight-line method over the remaining life of the former franchise agreement. The weighted-average amortization period as of December 28, 2021 for reacquired franchise rights was 8.9 years.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Amortization expense for amortizable intangible assets and other assets totaled $2.9 million, $3.4 million and $2.8 million for the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively. Amortization for sublease assets totaled $0.1 million for each of the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019. Amortization expense for franchise rights totaled $1.0 million, $1.3 million and $1.3 million for the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019, respectively. Amortization expense for reacquired franchise rights totaled $0.1 million for each of the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019. The estimated future amortization for sublease assets, franchise rights and reacquired franchise rights for the next five fiscal years is as follows (in thousands):

	Sublease Assets	Franchise Rights	Reacquired Franchise Rights
2022	$115	$900	$78
2023	113	817	67
2024	113	743	66
2025	113	652	56
2026	113	556	52

7. Debt and Obligations Under Finance Leases
The Company’s long-term debt, finance lease obligations and other debt at December 28, 2021 and December 29, 2020 consisted of the following (in thousands):

	December 28, 2021	December 29, 2020
Senior Credit Facility, as amended, net of unamortized debt discount of $133 and $182 and deferred financing costs of $604 and $821 at December 28, 2021 and December 29, 2020, respectively	$106,263	$113,997
Total outstanding indebtedness	106,263	113,997
Obligations under finance leases and other debt	421	611
Total debt, net	106,684	114,608
Less: amounts due within one year	35	190
Total amounts due after one year, net	$106,649	$114,418

At December 28, 2021 and December 29, 2020, the Company assessed the amounts recorded under the Senior Credit Facility, as amended, and determined that such amounts approximated fair value.
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
The Senior Credit Facility, as amended, contains certain financial covenants, including the maintenance of a consolidated total lease adjusted leverage ratio and a consolidated fixed charge coverage ratio. The Company was in compliance with the financial covenants as of December 28, 2021.
Upon the original refinancing in August 2015, the Company capitalized lender debt discount costs and deferred financing costs of $1.4 million and $0.5 million, respectively, related to the Senior Credit Facility. In September 2019, the Company capitalized deferred financing costs of $1.0 million in connection with the amendment of the Senior Credit Facility. Debt discount costs and deferred financing costs are presented net of the outstanding balance on the consolidated balance sheets and will be amortized to interest expense over the term of the facility. Amortization of deferred financing costs and debt discount totaled $0.3 million for both the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020, and $0.4 million for the fifty-two weeks ended December 31, 2019.
At December 28, 2021, the weighted average interest rate on the outstanding balance of the Senior Credit Facility, as amended, was 1.63%. At December 28, 2021, the Company had a total of $129.6 million of availability for additional borrowings under the Senior Credit Facility, as amended, as the Company had $107.0 million of outstanding borrowings and $13.4 million of letters of credit outstanding which reduce availability under the Senior Credit Facility, as amended.
Other Debt Information

Based on debt agreements and finance leases in place as of December 28, 2021, future maturities of debt were as follows (in thousands):

2022	$35
2023	78
2024	107,079
2025	64
2026	63
Thereafter	102
Total maturities	107,421
Less: debt discount and deferred financing costs	(737)
Total debt, net	$106,684

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
The following is a summary of the estimated fair values for the long-term debt instruments (in thousands):

	December 28, 2021		December 29, 2020
	Estimated Fair Value	Book Value	Estimated Fair Value	Book Value
Senior Credit Facility, as amended	$106,263	$106,263	$113,997	$113,997
10. Other Accrued Liabilities and Other Non-Current Liabilities
A summary of other accrued liabilities follows (in thousands):

	December 28, 2021	December 29, 2020
Employee compensation and related items	$19,200	$16,048
Accrued property and equipment purchases	5,239	1,970
Accrued insurance	5,169	5,031
Accrued advertising	4,807	3,920
Accrued sales tax	3,601	3,712
Deferred social security taxes	3,381	3,381
Legal settlement	2,673	—
Deferred gift card income	1,658	1,669
Accrued real property tax	1,582	1,841
Accrued rent and related items	1,472	1,490
Accrued income tax	41	4,301
Other	2,248	2,050
	$51,071	$45,413

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of other non-current liabilities follows (in thousands):

	December 28, 2021	December 29, 2020
Insurance reserves	$7,278	$8,178
Deferred development and initial franchise fees	5,917	4,523
Deferred gift card income	1,635	1,464
Sublease liabilities	1,264	1,375
Deferred social security taxes	—	3,381
Other	744	839
	$16,838	$19,760

Sublease liabilities represent subleases with stated rent below comparable market rents and are amortized to sublease income over the term of the related sublease. Amortization credits recorded for sublease liabilities totaled $0.1 million for each of the the fifty-two weeks ended December 28, 2021, December 28, 2021 and December 31, 2019. The weighted-average amortization period as of December 28, 2021 for sublease liabilities was 13.2 years. The estimated future amortization for sublease liabilities for each of the next five fiscal years is $0.1 million.
11. Stock-Based Compensation
2015 Omnibus Incentive Plan
The Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (the “2015 Plan”) was approved by shareholders to offer eligible employees, directors and consultants cash and stock-based incentive awards. Awards under the 2015 Plan are generally not restricted to any specific form or structure and could include, without limitation, stock options, stock appreciation rights, restricted stock, other stock-based awards, other cash-based compensation and performance awards. Under the plan, there were originally 3,300,000 shares of common stock reserved and authorized. On May 27, 2021, the Company's shareholders approved an amendment to the 2015 Plan to increase the number of shares available for grant by 1,800,000. At December 28, 2021, there were 1,142,252 shares of common stock available for grant under the 2015 Plan.
Stock-Based Compensation Expense
The total compensation expense related to the 2015 Plan was $6.5 million for the fifty-two weeks ended December 28, 2021, $5.7 million for the fifty-two weeks ended December 29, 2020 and $6.3 million for the fifty-two weeks ended December 31, 2019.
Restricted Stock Awards
During the fifty-two weeks ended December 28, 2021, 281,822 shares of restricted stock were granted to certain directors, officers and employees of the Company under the 2015 Plan. These restricted stock awards vest on a straight-line basis in equal annual installments over four years from the grant date for officers and employees and over one year from the grant date for directors.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of outstanding and unvested restricted stock activity as of December 28, 2021 and changes during the period from December 29, 2020 through December 28, 2021 are as follows:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 29, 2020	1,254,775	$9.84
Granted	281,822	9.76
Vested	(519,931)	10.64
Forfeited	(3,750)	7.93
Nonvested at December 28, 2021	1,012,916	$9.41

During the fifty-two weeks ended December 28, 2021 and December 29, 2020, the Company made payments of $1.9 million and $1.0 million, respectively, related to tax withholding obligations for the vesting of restricted stock awards in exchange for 191,976 and 164,545 shares withheld, respectively.

As of December 28, 2021, there was $5.5 million of unrecognized compensation expense, net of estimated forfeitures, related to restricted stock, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted average grant date fair value of restricted stock awards granted was $9.76, $6.39 and $12.17 during the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019, respectively. The total fair value of awards that became fully vested during the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019 was $5.1 million, $2.7 million and $6.6 million, respectively.
Performance-Based Restricted Stock Units
During the fifty-two weeks ended December 28, 2021, the Company granted 70,199 restricted stock units subject to performance-based vesting conditions based on system-wide sales and Adjusted EBITDA to certain of its officers and executives. Each performance-based restricted stock unit ("PSU") has a grant date fair value of $9.89 and a vesting period from the grant date through the date the audit of the Company's fiscal 2021 financial results is expected to be completed. The fair value of each PSU is expensed based on management's current estimate of the level that the performance goal will be achieved. The Company recognized compensation expense of $0.5 million during the fifty-two weeks ended December 28, 2021 related to these performance-based awards. As of December 28, 2021, based on the target level of performance, the total unrecognized stock-based compensation expense related to non-vested performance-based restricted stock units was approximately $0.2 million that is expected to be recognized over a weighted-average remaining period of 0.2 years.
Stock Options
During the fifty-two weeks ended December 28, 2021, 678,000 stock options were granted to certain officers and employees of the Company under the 2015 Plan. The stock options vest on a straight-line basis in equal annual installments over four years from the grant date.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
A summary of stock option activity as of December 28, 2021 and changes during the period from December 29, 2020 through December 28, 2021 are as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 29, 2020	574,453	$9.54	4.4	$624
Granted	678,000	9.88
Exercised	(6,636)	7.61
Forfeited/Expired	(10,750)	11.44
Options outstanding at December 28, 2021	1,235,067	$9.72	5.1	$3,622
Options exercisable at December 28, 2021	356,972	$10.86	2.5	$767
Options exercisable and expected to vest at December 28, 2021	1,035,837	$9.80	4.9	$2,993
The aggregate intrinsic value in the table above is the amount by which the current market price of the Company's stock exceeds the exercise price on December 28, 2021 and December 29, 2020, respectively.
The following table reflects the weighted-average assumptions used in the Black-Scholes option-pricing model to value the stock options granted in the fifty-two weeks ended December 28, 2021, the fifty-two weeks ended December 29, 2020 and the fifty-two weeks ended December 31, 2019:

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Expected volatility	49.46%	44.40%	35.61%
Risk-free rate of return	0.81%	0.58%	2.49%
Expected life (in years)	4.75	4.75	4.75
Dividend yield	1.62%	—	—
Fair value per share at date of grant	$3.65	$2.41	$3.59
Expected volatility was based on the historical volatility of the Company's stock for a period approximating the expected life. The risk-free rate is based on published U.S. Treasury rates in effect at the time of grant with a similar duration of the expected life of the options. The expected life of options granted is derived using the simplified method. The dividend yield is based on the Company's actual annual dividends.
As of December 28, 2021, there was $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options grants, which is expected to be recognized over a weighted-average remaining period of 3.2 years. The total intrinsic value of stock options exercised was $30,000 and $29,000 during the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 31, 2019, respectively. There were no stock options exercised during the fifty-two weeks ended December 29, 2020.
12. Shareholders’ Equity
The authorized common stock of the Company consists of 400,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 28, 2021, there were 36,397,054 shares of common stock issued and outstanding. All of the Company's warrants expired on June 30, 2020.
The Company is authorized to issue 1,000,000 preferred shares with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 28, 2021, there were no preferred shares issued or outstanding.

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
During the fifty-two weeks ended December 28, 2021, the Company repurchased 765,774 shares of common stock for an average price per share of $9.79 for an aggregate cost of approximately $7.5 million, including incremental direct costs to acquire the shares.
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
The Company retired the repurchased shares and therefore has accounted for them as retired as of December 28, 2021. As of December 28, 2021, there was approximately $10.6 million remaining under the share repurchase program. The Company has no obligations to repurchase shares under this authorization, and the timing and value of shares purchased will depend on the Company's stock price, market conditions and other factors.
In January 2021, the Board of Directors authorized the initiation of a quarterly cash dividend program. During the fifty-two weeks ended December 28, 2021, the Company paid four quarterly dividends of $0.04 per share of common stock, which totaled $5.9 million. The payment of dividends on common stock is at the discretion of the Board of Directors.
13. Earnings (Loss) per Share
Basic income (loss) per share is calculated by dividing net income attributable to Del Taco’s common shareholders by the weighted average number of common shares outstanding for the period. In computing dilutive income per share, basic income (loss) per share is adjusted for the assumed issuance of all applicable potentially dilutive share-based awards, including warrants, restricted stock and common stock options.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Below are basic and diluted net income (loss) per share for the periods indicated (amounts in thousands except share and per share data):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Numerator:
Net income (loss)	$5,721	$(89,738)	$(118,285)
Denominator:
Weighted-average shares outstanding - basic	36,565,678	37,161,921	37,018,445
Dilutive effect of unvested restricted stock	354,852	—	—
Dilutive effect of stock options	43,558	—	—
Dilutive effect of performance-based restricted shares	34,426	—	—
Weighted-average shares outstanding - diluted	36,998,514	37,161,921	37,018,445
Net income (loss) per share - basic	$0.16	$(2.41)	$(3.20)
Net income (loss) per share - diluted	$0.15	$(2.41)	$(3.20)
Antidilutive stock options, unvested restricted stock awards and warrants excluded from the computations	672,185	3,930,968	6,661,450
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
14. Income Taxes
The components of the provision (benefit) for income taxes are as follows (in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Current:
Federal	$2,853	$4,058	$3,311
State	1,391	1,920	1,643
	4,244	5,978	4,954
Deferred:
Federal	(1,222)	(5,521)	(146)
State	(537)	(2,519)	(437)
	(1,759)	(8,040)	(583)
Income tax provision (benefit)	$2,485	$(2,062)	$4,371
The effective tax rates for the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019 were 30.3%, 2.2% and (3.8)%, respectively. The difference between the effective rates and the statutory federal income tax rate is composed of the following items (dollars in thousands):

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)

	52 Weeks Ended December 28, 2021		52 Weeks Ended December 29, 2020		52 Weeks Ended December 31, 2019
Federal income taxes	$1,723	21.0%	$(19,278)	21.0%	$(23,922)	21.0%
State and local income taxes, net of federal tax benefit	672	8.2%	(288)	0.3%	1,302	(1.1)%
Goodwill impairment and adjustments to assets held for sale	—	—%	17,590	(19.2)%	27,909	(24.5)%
Targeted job credits	(358)	(4.4)%	(377)	0.4%	(712)	0.6%
Uncertain tax positions	—	—%	(175)	0.2%	—	—%
Executive compensation disallowed	359	4.4%	111	(0.1)%	413	(0.3)%
Permanent tax differences and other	89	1.1%	355	(0.4)%	(619)	0.5%
Income tax (benefit) provision	$2,485	30.3%	$(2,062)	2.2%	$4,371	(3.8)%
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 28, 2021	December 29, 2020
Deferred tax assets:
Accrued insurance	$3,004	$3,422
Restaurant closure liabilities	119	161
Net operating loss carryforwards and tax credits	21	21
Deferred income	1,710	1,693
Stock-based compensation	1,420	1,215
Accrued compensation	523	591
Deferred social security taxes	912	1,822
Operating lease liabilities	71,149	74,003
Other, net	1,815	526
Deferred tax assets	80,673	83,454
Less: valuation allowance	—	—
Net deferred tax assets	80,673	83,454

Deferred tax liabilities:
Property, equipment and intangible assets	(67,940)	(68,618)
Operating lease right-of-use assets	(63,116)	(67,229)
Investment in subsidiary	(7,147)	(7,167)
Prepaid expenses	(1,771)	(1,658)
Other assets	(425)	(267)
Deferred tax liabilities	(140,399)	(144,939)
Net deferred tax liabilities	$(59,726)	$(61,485)
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
The Company had no federal net operating loss carryforwards as of both December 28, 2021 and December 29, 2020. There were no state tax credit carryforwards as of both December 28, 2021 and December 29, 2020.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 28, 2021 and December 29, 2020, the Company considered the weight of both positive and negative evidence and concluded that it is more likely than not that the Company's deferred tax assets will be realized and no valuation allowance is required.
As of December 28, 2021 and December 29, 2020, the liability for unrecognized tax benefits was $36,000 and $38,000, respectively, and is included in other non-current liabilities in the consolidated balance sheets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019, the Company did not have any accrued interest and penalties related to unrecognized tax benefits. The Company does not expect any significant increases or decreases within the next twelve months to its unrecognized tax benefits. The total amount of net unrecognized tax benefits that would impact the Company's effective tax rate, if ever recognized, is $36,000.
The Company is subject to U.S. and state income taxes. The Company is no longer subject to federal and state income tax examinations for years before 2018 and 2017, respectively. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses and tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss and tax credit carry forward amounts.
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
The Company has benefited from the technical correction for qualified leasehold improvements eligible for 100% tax bonus depreciation, recognizing accelerated tax depreciation deductions of $1.2 million and $2.0 million for 2018 and 2019, respectively, during the fifty-two weeks ended December 29, 2020. Beginning with pay dates on and after April 14, 2020, the Company has elected to defer the employer-paid portion of social security taxes through the end of fiscal year 2020. The total amount deferred as of December 28, 2021 is $3.4 million, which is due by December 31, 2022. The Company also assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit ("ERC"), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through December 31, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through December 31, 2021. Based on the Company's assessment, the Company recognized a credit of $0.9 million and $0.6 million for the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020, respectively, for the ERC which is recorded as an offset to related wages paid to employees while not providing services due to COVID-19 classified in occupancy and other operating expenses on the consolidated statements of comprehensive income (loss).
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

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Some of the Company's lease agreements contain rent escalation clauses (including adjustments based on changes in indices), rent holidays, capital improvement funding or other lease concessions. The Company recognizes rental expense on a straight-line basis based on fixed components of a lease arrangement, and the Company amortizes this expense over the term of the lease beginning with the date of initial possession. Variable lease components represent amounts that are not fixed in nature and are recognized in expense as incurred.
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
The components of lease cost for the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020 were as follows (in thousands):

	Classification	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Operating lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other, Pre-opening costs, Restaurant closure charges, net and General and administrative	$40,965	$40,474	$38,816
Finance lease cost:
Amortization of right of use assets	Depreciation and amortization	82	166	451
Interest on lease liabilities	Interest expense	9	30	95
Short-term lease cost	Occupancy and other operating expenses	165	291	421
Variable lease cost	Occupancy and other operating expenses, Occupancy and other - franchise subleases and other and Restaurant closure charges, net	2,207	1,655	1,769
Sublease income	Franchise sublease and other income	(7,272)	(7,270)	(4,448)
Total lease cost		$36,156	$35,346	$37,104

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental balance sheet information related to the Company's operating and finance leases (noting the financial statement caption each is included with) as of December 28, 2021 and December 29, 2020 was as follows (in thousands):

	December 28, 2021	December 29, 2020
Operating lease assets:
Operating lease right-of-use assets	$233,960	$249,071
Operating lease liabilities:
Current portion of operating lease liabilities	$24,328	$22,648
Operating lease liabilities, excluding current portion	239,476	251,958
Total operating lease liabilities	$263,804	$274,606

Finance lease assets:
Buildings under finance leases	$76	$441
Accumulated depreciation	(37)	(283)
Finance lease asset, net	$39	$158
Finance lease obligations:
Current portion of finance lease obligations	$13	$128
Long-term portion of finance lease obligations	32	46
Total finance lease obligations	$45	$174
During the fifty-two weeks ended December 28, 2021, the Company terminated two leases, resulting in a $0.4 million reduction to operating lease right-of-use assets and a $1.0 million reduction to operating lease liabilities. The Company also paid a termination fee of $0.8 million for one of the leases, resulting in a $0.2 million loss on lease terminations, which is recorded in loss on disposal of assets and adjustments to assets held for sale, net.
As a result of the modification of a lease from a finance lease to an operating lease during the fifty-two weeks ended December 28, 2021, the Company wrote off a finance lease asset with a net book value of approximately $37,000 and the related finance lease obligation of approximately $36,000. The net difference of approximately $1,000 was carried over to the new operating lease right-of-use asset.

Weighted Average Remaining Lease Term (in years)	December 28, 2021
Operating leases	11.9
Finance leases	3.1

Weighted Average Discount Rate	December 28, 2021
Operating leases	6.50%
Finance leases	10.31%

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
Supplemental cash flow information related to leases was as follows (in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows used for operating leases	$39,626	$35,330
Operating cash flows used for finance leases	$9	$30
Financing cash flows used for finance leases	$93	$163

The estimated future lease payments as of December 28, 2021 are as follows (in thousands):

	Finance Lease Liabilities	Operating Lease Liabilities	Operating Subleases	Net Lease Commitments
2022	$17	$40,672	$(6,973)	$33,716
2023	17	38,417	(6,315)	32,119
2024	17	34,979	(5,654)	29,342
2025	1	32,216	(5,999)	26,218
2026	—	29,133	(5,890)	23,243
Thereafter	—	210,272	(53,635)	156,637
Total lease payments	$52	$385,689	$(84,466)	$301,275
Amounts representing interest	(7)	(121,885)		(121,892)
Present value of lease obligations	$45	$263,804		$179,383

The Company has subleased 62 properties to franchisees and other third parties where the Company remains primarily liable to the landlord for the performance of all obligations in the event that the sub-lessee does not perform its obligations under the lease. As a result of the sublease arrangements, future minimum rental commitments under operating leases will be offset by sublease amounts to be paid by the sub-lessee. The total of minimum sublease amounts to be received in the future under non-cancelable subleases is $84.5 million as of December 28, 2021.
As of December 28, 2021, we have legally binding lease payments related to restaurant leases that have not yet commenced of $2.1 million.
Sublease income which includes minimum rent, percentage rent, real estate taxes and common area maintenance is classified separately under franchise sublease and other income on the consolidated statements of comprehensive income (loss). Franchise sublease expenses which include minimum rent and percentage rent, real estate taxes and common area maintenance are classified separately under occupancy and other – franchise sublease and other on the consolidated statements of comprehensive income (loss). For the fifty-two weeks ended December 28, 2021, the fifty-two weeks ended December 29, 2020, and the fifty-two weeks ended December 31, 2019, sublease expense includes $1.5 million, $1.2 million, and $1.4 million associated with third party subleases classified separately under restaurant closure charges, net on the consolidated statements of comprehensive income (loss). Total sublease income and sublease expense for the Company comprise the following (in thousands):

	52 Weeks Ended December 28, 2021	52 Weeks Ended December 29, 2020	52 Weeks Ended December 31, 2019
Sublease income	(8,564)	(8,384)	(4,448)
Sublease expense	8,641	8,571	5,080
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
During the fifty-two weeks ended December 29, 2020, following the sale of a company-operated restaurant to a franchisee, the related lease was assigned to the franchisee. The Company is a guarantor on the lease which has a remaining term of 18 years, expiring in 2039, and remaining lease payments totaling approximately $1.5 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. As of December 28, 2021, the Company does not anticipate any material defaults under the forgoing lease, and therefore, no liability has been provided.
Additionally, another Del Taco franchisee has a direct sublease with a third party where the Company is a guarantor on the sublease. The lease has a remaining term of 10 years, expiring in 2031, and remaining lease payments total approximately $1.4 million. The Company would remain a guarantor of the lease in the event the lease is extended for any established renewal periods. In 2019, the franchisee defaulted on the lease payments. The Company had a liability of $0.1 million as of both December 28, 2021 and December 29, 2020, representing the estimated payments that the Company will be liable for until it is able to find a new franchisee or convert the restaurant to a company-operated restaurant.
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
Purchasing Commitments
The Company enters into various purchase obligations in the ordinary course of business, generally of a short-term nature. Those that are binding primarily relate to commitments for food purchases and supplies, amounts owed under contractor and subcontractor agreements, orders submitted for equipment for restaurants under construction, information technology service agreements and marketing initiatives, some of which are related to both company-operated and franchise-operated locations. The Company also has a long-term beverage supply agreement with a major beverage vendor whereby marketing rebates are provided to the Company and its franchisees based upon the volumes of purchases for system-wide restaurants, which vary according to demand for beverage syrup. This contract has terms extending into 2021. The Company’s future estimated cash payments under existing contractual purchase obligations for goods and services as of December 28, 2021 are approximately $84.3 million. The Company has excluded agreements that are cancelable without penalty.
Severance and Executive Employment Agreements
The Company has Severance Agreements and Executive Employment Agreements with certain key officers of the Company, which provide for payment of one year base salary and bonus incentive plan payments, in the event that the officers are

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
terminated without cause. As of December 28, 2021 and December 29, 2020, the Company’s total contingent liability with respect to the aforementioned agreements is $4.5 million and $3.1 million, respectively, which was not recorded in the consolidated financial statements.
Litigation
In March 2014, a former Del Taco employee filed a purported class action complaint alleging that Del Taco has not appropriately provided meal breaks and failed to pay wages to its California hourly employees. On March 24, 2021, Del Taco filed its motion to oppose the plaintiff's motion for class certification. On November 12, 2021, the court granted the plaintiff's motion for class certification. Discovery is in process and Del Taco intends to assert all of its defenses to this class action. Legal proceedings are inherently unpredictable, and the Company is not able to predict the ultimate outcome or cost of the unresolved matter. However, based on management’s current understanding of the relevant facts and circumstances, a loss related to this matter is both probable and estimable. As such, the Company recorded an estimated loss contingency accrual of $2.7 million as of December 28, 2021.
In September 2018, the Equal Employment Opportunity Commission (“EEOC”) filed a complaint on behalf of an individual complainant and an additional class of individuals alleging that Del Taco engaged in unlawful employment practices on the basis of sex and retaliation in violation of Title VII. The Company tendered the claim to its insurance carrier under its employment practices liability insurance policy. The Company's insurance coverage and retention includes amounts incurred for legal defense and any potential settlement. Since the Company had expected the settlement discussions to give rise to a loss in excess of the Company's insurance retention that is both probable and estimable, the Company recorded an expense for the overall action equal to the full retention of $0.5 million during the fifty-two weeks ended December 31, 2019. In December 2020, the Company reached a settlement with the EEOC for $1.25 million and a three-year consent decree, which includes company-wide injunctive relief aimed at preventing workplace harassment and retaliation. As of December 29, 2020, the Company recorded a receivable of $1.3 million from the Company's insurance carrier and an accrued liability of $1.3 million for legal fees covered by insurance and the claim settlement which was collected from the insurance carrier in the first quarter of 2021. Of the $1.25 million claim settlement, $0.9 million was paid to the plaintiff in the first quarter of 2021 with the remainder to be paid at a later date. During the second quarter of 2021, the Company settled an individual complaint filed by a member of the EEOC class for $0.5 million. Both this matter and the EEOC matter are subject to the same insurance retention of $0.5 million because they are deemed related matters under the Company's employment practices liability insurance policy. The Company's insurance carrier paid the $0.5 million settlement directly to the complainant's attorney. In consideration of the Company's insurance coverage, the ultimate liability with respect to these actions did not have a material effect on the operating results, cash flows or financial position of the Company for the fifty-two weeks ended December 28, 2021 and the fifty-two weeks ended December 29, 2020.
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
Construction Defect Issues
During the second quarter of 2020, the Company identified various construction defects related to three closed restaurants in Texas. During the fourth quarter of 2020, the Company identified a fourth closed restaurant with construction defects. The Company believes the issues are attributable to defective construction performed by the same general contractor for all four restaurants. The Company plans to undertake voluntary rehabilitation of the four properties, and while the full extent of voluntary rehabilitation costs are not yet known, the Company is pursuing legal remedies against the general contractor to recover future incurred costs. These four restaurants were partially impaired in prior years. During the fourth quarter of 2021, the Company reached a settlement with the general contractor regarding three of the restaurants for $1.5 million, of which $0.7 million has been paid to the Company as of December 28, 2021. The Company accrued estimated remediation costs of $0.3 million for two properties as of December 28, 2021.

Del Taco Restaurants, Inc.
Notes to Consolidated Financial Statements (continued)
17. Retirement Plans
The Company has a 401(k) retirement plan, which covers all employees who meet certain age and minimum service hour requirements who elect to participate, and provided for matching contributions totaling approximately $0.1 million during each of the fifty-two weeks ended December 28, 2021, December 29, 2020 and December 31, 2019.
18. Subsequent Events
On December 5, 2021, the Company entered into an Agreement and Plan of Merger (the "2021 Merger Agreement") with Jack in the Box Inc., a Delaware corporation ("Jack in the Box"). Pursuant to the 2021 Merger Agreement, and subject to the terms and conditions thereof, a wholly-owned subsidiary of the Jack in the Box will merge with and into the Company (the "2022 Merger"), with the Company as the surviving corporation and a wholly-owned subsidiary of Jack in the Box. At the effective time of the 2022 Merger, each share of common stock of the Company outstanding will be converted into the right to receive $12.51 in cash, without interest, less any applicable withholding taxes. The transaction is subject to customary closing conditions, including receipt of approval by the Company's shareholders. On March 7, 2022, the Company conducted a shareholder meeting which approved the 2021 Merger Agreement, and the 2022 Merger is expected to close during the second week of March 2022.
In January 2022, the Board of Directors declared a quarterly dividend of $0.04 per share of common stock, which totaled $1.5 million and was paid on February 22, 2022 to shareholders of record at the close of business on February 1, 2022. While the Company intends to pay quarterly cash dividends for the foreseeable future, all subsequent dividend payments will be reviewed quarterly and declared by the Board of Directors at its discretion.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 28, 2021. In making its assessment of internal control over financial reporting, management used the criteria set forth in Internal Control - Integrated Framework scope of the Controls Evaluation (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management has concluded that, as of December 28, 2021, our internal control over financial reporting was effective based on these criteria.
(b) Changes in Internal Control over Financial Reporting
With the exception of our new revenue system, Blackline, which replaced Del Recs during the fourth fiscal quarter, there were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2021. This report follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Del Taco Restaurants, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Del Taco Restaurants, Inc.’s internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Del Taco Restaurants, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 28, 2021 and December 29, 2020, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 28, 2021, and the related notes and schedule listed in the Index at Item 15(a) and our report dated March 7, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Irvine, California
March 7, 2022

ITEM 9B.    Other Information
None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
ITEM 10.    Directors, Executive Officers, and Corporate Governance

Information with respect to the Company’s Executive Officers is set forth in Item 1 of Part I of this Annual Report under the heading “Executive Officers” pursuant to General Instruction G of Form 10-K.

Lawrence F. Levy (age 78) has served as chairman of our Board of Directors since November 19, 2013. Mr. Levy served as our Chief Executive Officer from August 2, 2013 until June 2015. Mr. Levy is a Co-Founder and Chairman Emeritus of the Chicago-based Levy Restaurants, an international food service company that Mr. Levy founded with his brother in 1978. Mr. Levy was Executive Chairman until 2006 and Chief Executive Officer of Levy Restaurants until 2004, a few years before the company was sold to Compass Group USA. As Executive Chairman and Chief Executive Officer, Mr. Levy was responsible for all aspects of operations, strategy, growth, and various other functions of the company. During his time as Executive Chairman and after he became non-executive Chairman after the sale in 2006, Mr. Levy continued to actively participate in significant company initiatives and to advise senior management on all aspects of the company, including strategy, operations and corporate development. Mr. Levy is also the Founder and a Managing Partner of Levy Family Partners LLC, a family investment office that oversees a broad portfolio of public and private investments, including hospitality, real estate, and technology companies. Mr. Levy received his B.S. and M.B.A. from Northwestern University. Ari B. Levy is the son of Lawrence F. Levy.

Mr. Levy is qualified to serve on our Board of Directors due to his extensive experience as a chief executive officer of an international food service company and in-depth knowledge of the food service industry and his experience on boards of public companies.

Eileen Aptman (age 54) has served as a director since June 2015. Ms. Aptman has been the Chief Investment Officer of Belfer Management LLC, a family investment firm active in the global capital markets, since 2002. Prior to joining Belfer Management LLC, Ms. Aptman managed the small and midcap value investment strategy in the asset management division of Goldman Sachs. Ms. Aptman started her investment career as an equity analyst for Scott Black at Delphi Management. Ms. Aptman has served on the Board of Directors of private companies including Presidential Financial and Rose Tarlow Melrose House. Ms. Aptman is a member of George Soros' Open Society Foundation Investment Committee as well as a member of the Investment Committee of Tufts University. She is also a member of The Brookings Council. Ms. Aptman holds a B.A. from Tufts University in Political Science and Asian Studies and is a Chartered Financial Analyst.

Ms. Aptman is qualified to serve on our Board of Directors due to her general business knowledge, investment experience and prior service as a member of the board of directors of the general partner of a publicly traded company.

Valerie L. Insignares (age 54) has served as a director since May 2021. Ms. Insignares has served as a franchisee for MidiCi The Neapolitan Pizza Company since January 2017. From September 1998 to July 2015, Ms. Insignares held various senior leadership roles at Darden Restaurants, Inc., including President of LongHorn Steakhouse from January 2013 to July 2015, Chief Restaurant Operations Officer from February 2011 to January 2013 and Executive Vice President of Operations for Olive Garden from October 2004 to February 2011. As the Chief Restaurant Operations Officer for Darden Restaurants, Inc., Ms. Insignares led strategic operations initiatives for more than 2,100 Red Lobster, Olive Garden, LongHorn Steakhouse, Capital Grille, Bahama Breeze, Seasons 52, Eddie V's and Yard House restaurants. Ms. Insignares holds a B.S. in Finance and M.S. in Agricultural Economics from the University of Illinois and a M.B.A. from the University of Florida.

Ms. Insignares is qualified to serve on our Board of Directors due to her extensive senior leadership experience in the restaurant industry.

Ari B. Levy (age 42) has served as a director since November 19, 2013 and previously served as our President and Chief Investment Officer from September 30, 2013 until June 2015. Ari B. Levy is a Managing Partner of Levy Family Partners LLC, a position that he has held since March 2007. At Levy Family Partners LLC, Ari B. Levy has served on the Investment Committee responsible for evaluating, executing and managing the company’s portfolio of investments. Ari B. Levy also founded Lakeview Investment Group, or Lakeview, in February 2005 as an independent, employee-owned asset management firm. In addition, Ari B. Levy founded Lakeview Investment Group & Trading Co. LLC in September 2013 as a proprietary trading firm. Prior to founding Lakeview, Ari B. Levy served as a Vice President and Share Partner at Advisory Research, Inc., a Chicago-based investment management firm with approximately $3 billion in assets under management at the time of his departure in August 2004. Prior to his time at Advisory Research, Inc., Ari B. Levy served as an analyst in the investment banking division of Mesirow Financial, working on a number of middle market sell and buy side merger and acquisition advisory engagements across a broad group of sectors. Ari B. Levy holds a B.A. in International Relations from Stanford University. Lawrence F. Levy is Ari B. Levy’s father.

Ari B. Levy’s years of assessing public and private companies in the restaurant and hospitality sectors, among others, qualify him to serve on our Board of Directors.

Karen Luey (age 61) has served as a director since July 2021. Ms. Luey has served as the Chief Financial Officer of The Mina Group, a privately held fine dining restaurant and hospitality company, since April 2018. Prior to that, Ms. Luey served as the Chief Financial and Administrative Officer from August 2008 to March 2017 and Principal Accounting Officer from April 2007 to August 2008 for Jamba, Inc. From 2005 to 2007, Ms. Luey was Vice President, Corporate Controller, and Principal Accounting Officer of LeapFrog Enterprises. Ms. Luey earned a Bachelor of Science in Accounting from California State University, East Bay.

Ms. Luey is qualified to serve on our Board of Directors due to her extensive senior leadership experience in the restaurant and hospitality industries.

R.J. Melman (age 42) has served as a director since June 2015. Mr. Melman is the President of Lettuce Entertain You Enterprises, Inc. (“LEYE”), a Chicago-based operator and manager of more than 100 restaurants and is currently a member of LEYE’s Executive Committee. Mr. Melman has been President of LEYE since September 2017, a partner since 2007 and has held various roles within LEYE since 2001. Mr. Melman has served as the executive partner of Hub 51, il Porcellino, RPM Italian, RPM Steak, Bub City, Tallboy Taco, The Omakase Room, Three Dots and a Dash, Ramen-san, Summer House Santa Monica, Stella Barra Pizza, Sushi-san, Pizzeria Portofino, RPM Seafood and RPM Events. Mr. Melman received his B.A. in Political Science and Communication Studies from the University of Kansas.

Mr. Melman is qualified to serve on our Board of Directors due to his significant management experience in the restaurant industry and his general executive experience as President of LEYE and a key member of LEYE’s Executive Committee.

Joseph Stein (age 61) has served as a director since June 2015. Mr. Stein has been a restaurant and franchise consultant since February 2011. Mr. Stein has also served as President of R&J Restaurants, LLC and Blaze IE LLC, Blaze Pizza franchises, since August 2013. Mr. Stein served on the Board of Directors of Home Franchise Concepts, a private equity owned franchisor of various brands including Budget Blinds, from April 2016 until its sale in July 2019. Mr. Stein also served on the Board of Directors of the Orange County affiliate of the Susan G. Komen Foundation, a non-profit charity, from February 2014 to April 2018. From January 2009 to February 2011, Mr. Stein was the Senior Vice President of Strategy & Innovation for El Pollo Loco, Inc., a restaurant concept, and was previously the Senior Vice President and Chief Financial Officer of El Pollo Loco, Inc. from 2002 to 2009. Mr. Stein has served in a variety of executive positions with other restaurant companies during his 25-year career, including with Rubio's Restaurants, Inc., Checkers Drive-In Restaurants, Inc. and CKE Restaurants, Inc. Mr. Stein was also previously a certified public accountant with KPMG LLP. From June 2013 to December 2017, Mr. Stein was a member of the Board of Directors of Ignite Restaurant Group, Inc. serving as chairman of its compensation committee. From February 2012 to May 2013, Mr. Stein served as a director of ROI Acquisition Corp., a special purpose acquisition company that completed its business combination in May 2013. Mr. Stein holds a B.A. in Accounting from California State University-Long Beach.

Mr. Stein is qualified to serve on our Board of Directors due to his extensive experience as a senior executive officer in the restaurant industry, his accounting and financial expertise, and his significant experience in serving on other public boards.

John D. Cappasola, Jr. (age 48) has served as a director and as our President and Chief Executive Officer since July 2017. From January 2017 to July 2017, Mr. Cappasola was our President and Chief Brand Officer. From 2012 to 2016, Mr. Cappasola was our Executive Vice President and has held the position of Chief Brand Officer since February 2011. Prior to that, Mr. Cappasola served as Vice President of Marketing since being appointed to that position in March 2009. From September 2008 to March 2009, he served as Vice President of Marketing Development. From August 2002 to September 2008, Mr. Cappasola held positions in marketing, strategic development, and operations at Blockbuster, Inc. of Dallas, Texas. Mr. Cappasola earned a Bachelor of Science degree in Business Management from California Coast University.
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

The Board of Directors held a total of 11 meetings in 2021. The standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All directors attended 75% or more of the combined total number of meetings of the Board of Directors and the Board committees on which they served during 2021.

The following table provides membership and meeting information for 2021 for each of our Board committees:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Eileen Aptman	X	X*
John D. Cappasola, Jr.
Valerie L. Insignares
Ari B. Levy		X
Lawrence F. Levy			X*
Karen Luey	X
R.J. Melman		X	X
Joseph Stein	X*		X
Total meetings in Fiscal 2021	4	2	0
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

Joseph Stein (chair), Eileen Aptman and Karen Luey serve on the Audit Committee. Our Board of Directors has determined that each of Mr. Stein, Ms. Aptman and Ms. Luey qualify as independent directors according to the rules and regulations of the SEC and Nasdaq with respect to audit committee membership. Our Board of Directors has determined that Mr. Stein qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at http://www.deltaco.com. The information on our website is not part of this Annual Report on Form 10-K.

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

Eileen Aptman (chair), Ari Levy and R.J. Melman serve on the Compensation Committee. Our Board of Directors has determined that each of the members of the Compensation Committee is independent in accordance with Nasdaq listing standards. Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://www.deltaco.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

During fiscal 2021, no officer or employee served as a member of the Company’s Compensation Committee. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

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

Lawrence F. Levy (chair), R.J. Melman and Joseph Stein serve on the Nominating and Corporate Governance Committee. Our Board of Directors has determined that each of the members of the Nominating and Corporate Governance Committee is independent in accordance with Nasdaq listing standards. Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at http://www.deltaco.com. The information on our website is not part of this Annual Report on Form 10-K.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our website at http://www.deltaco.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics to our principal executive officer, principal financial officer or principal accounting officer, we intend to satisfy the requirements under Item 5.05 of Form 8-K by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

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

Board Attendance at the Annual Meeting of Shareholders

All directors are expected to attend the Annual Meeting of Shareholders. While the Board of Directors understands that there may be situations that prevent a director from attending, the Board of Directors strongly encourages all directors to make attendance at all annual meetings of shareholders a priority. All of our directors attended the Company’s 2021 Annual Meeting of Shareholders.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of such forms filed with the SEC, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 28, 2021, all of our officers and directors complied with the Section 16(a) filing requirements. However, an amendment to the Form 3 originally filed by Chad Gretzema on September 30, 2019 to correct the number of initial securities held by Mr. Gretzema was filed on March 7, 2022.

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
ITEM 11.    Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation for our “named executive officers.” For fiscal year 2021, our named executive officers were:

•John D. Cappasola, President and Chief Executive Officer;
•Steven L. Brake, Executive Vice President and Chief Financial Officer; and
•Chad Gretzema, Chief Operating Officer.

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

Executive compensation includes both fixed components (base salary, health and welfare benefits and executive perquisites) and variable components (annual cash incentive awards, performance-based restricted stock units and grants of time vesting equity awards) with the heaviest weight generally placed on the variable components. Each component is linked to one or more of our strategic objectives. The compensation program consists of the key reward components (base salary, annual cash incentive, performance-based restricted stock units, long-term incentives) that are balanced for each individual role in the executive management team. While all executive roles at Del Taco are focused on creating shareholder value on both a short and long-term basis, the roles that have a balance of focus toward the long-term have a corresponding balance in compensation toward the long-term by the award of substantial restricted stock and/or stock options. Those executive roles that are more focused on the annual goals of the organization have a corresponding balance in compensation toward the annual incentives. All roles in the executive team have a balance of the reward program that is individualized to appropriately reward the individuals in their unique roles.

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
•Long-Term Incentives. Our long-term incentive equity compensation consists of grants of restricted stock and non-qualified stock options which are subject to time-based vesting provisions. In addition, it encourages equity ownership and promotes retention of key talent. Equity-based compensation derives its value from our equity value, which is likely to fluctuate based on our strategic, operational and financial performance. Our Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our shareholders and with our long-term corporate success and enhanced executive retention in challenging general economic conditions.
•Performance-Based Restricted Stock Units. Our performance-based restricted stock unit awards to certain officers and executives consists of grants of restricted stock units which are subject to performance-based vesting conditions based on system-wide sales and Adjusted EBITDA. Our performance-based restricted stock unit compensation is designed to align each executive with specific financial goals of the entire business as set by the Board of Directors. Equity-based compensation derives its value from our equity value, which is likely to fluctuate based on our strategic, operational and financial performance. Our Compensation Committee believes that equity-based compensation is an important component of our executive compensation program and that providing a significant portion of our executive officers’ total compensation package in equity-based compensation aligns the incentives of our executives with the interests of our shareholders and with our long-term corporate success and enhanced executive retention in challenging general economic conditions.
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

Our Chief Executive Officer evaluates the other executive officers’ performance with the Compensation Committee and makes recommendations for base salary, cash incentive awards, performance-based restricted stock unit awards and grants of long-term equity incentive awards for all executive officers other than himself. Based on these recommendations and in consideration of the compensation objectives and principles described above, the Compensation Committee approves the annual compensation packages of all our executive officers.

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

Committee’s Independent Compensation Consultant

The Compensation Committee has engaged Grahall, LLC (“Grahall”) as its independent compensation consultant to advise the Compensation Committee with respect to providing periodic data and information regarding market pay practices and trends, compensation program design, the components of our executive compensation programs, and amounts to be paid to our named executive officers. Grahall also advised the Compensation Committee with respect to the design of our compensation program for independent directors. In addition, they provided the Compensation Committee with information on executive compensation competitive levels, trends and best practices reported in 2021 competitor organization proxies from 2020 fiscal years. For fiscal year 2021, Grahall provided Del Taco with an analysis of senior executive compensation at 60 organizations in the fast food industry on the base salary, short-term incentive, total cash compensation, long-term incentive, benefits and perquisites (other compensation) and total direct compensation using various statistical techniques. All of Grahall’s work is done at the direction of, on behalf of and with the prior approval of the Compensation Committee Chairman. Although the Compensation Committee considers the advice of its independent consultant, the Compensation Committee has the final decision-making authority with respect to all elements of compensation.

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

Elements of Compensation

Base Salary Adjustments in Fiscal Year 2021

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

To adjust the named executive officer's level of income to be appropriately competitive, the salaries of Mr. Brake and Mr. Gretzema were increased during fiscal year 2021 as follows: Mr. Brake from $371,315 to $378,741 and Mr. Gretzema from $300,000 to $315,000. The salary of Mr. Cappasola remained unchanged at $583,495.

Short-term Incentive

Setting Target Award Levels - 2021

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

For fiscal year 2021, the target annual cash incentive award opportunity was set based upon each executive’s scope of responsibility and impact upon our overall financial performance and included a target of 100% for Mr. Cappasola and a target of 75% for Mr. Brake and Mr. Gretzema.

Short-term Incentive - Setting Performance Objectives - 2021

Each year, the Compensation Committee establishes our financial and strategic objectives and sets a threshold, target and maximum amount with reference to achieving pre-set levels of desired financial performance, with consideration given to our annual and long-term financial plan, as well as to macroeconomic conditions.

During fiscal 2021, 70% of a named executive officer’s annual cash incentive award opportunity under our annual cash incentive was determined based upon the achievement level of our Adjusted EBITDA. Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization adjusted for asset impairment, restaurant closure expenses, non-cash loss on disposal of property and equipment, pre-opening costs, stock-based compensation, and certain other expenses. During fiscal 2021, 30% of a named executive officer’s annual cash incentive award opportunity under our annual cash incentive was determined based upon the achievement of certain agreed upon strategic individual performance objectives. These performance objectives may differ by person and include, among others, our digital transformation and enhancement of mobile and delivery platforms, strengthening our franchise system to support existing and new franchisees, margin management strategies, people and retention strategies, enhanced information technology infrastructure, development of our brand and culinary platforms, risk management and brand protection initiatives and developing additional system-wide new units. The Compensation Committee believes this combination of financial and strategic objectives reflects our overall Company goals for fiscal year 2021, which balances the achievement of revenue and profit targets with improving our strategic foundation required to drive long term results. The Compensation Committee has determined that Adjusted EBITDA provides a meaningful understanding of our core financial operating performance and is a key financial metric used by investors and other stakeholders.

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

Annual Cash Incentive Awards - 2021

For fiscal 2021, two annual performance targets were established and approved by the Company’s Board of Directors, including a Bonus Plan Adjusted EBITDA target and the achievement of certain agreed upon strategic individual performance objectives. For fiscal year 2021, 70% of the participant's annual cash incentive was based on a Bonus Plan Adjusted EBITDA target of $62.9 million (before bonus amounts are taken into account) and 30% of the participant's annual cash incentive was based on the achievement of certain agreed upon strategic individual performance objectives discussed above.

Under the annual cash incentive plan, depending on the Company’s performance relative to the Bonus Plan EBITDA target, participant award amounts may be zero (for performance below 92.6% of the Bonus Plan Adjusted EBITDA target) or a range from 25.7% (for performance that meets 92.6% of the Bonus Plan Adjusted EBITDA target) up to a maximum of 261.7% (for Bonus Plan Adjusted EBITDA achievement of 115.4% or more of the Bonus Plan Adjusted EBITDA target) of the participant's target award amount for that portion of the plan. If the strategic individual performance objectives are met, annual bonus payments will equal 30% of the participant's target bonus amount for that portion of the plan, otherwise at the discretion of the Compensation Committee if strategic individual performance objectives are not fully achieved amounts below the participant’s target bonus amount may be awarded or no bonus amount would be awarded under that portion of the plan.

For fiscal year 2021, the Company’s Compensation Committee has determined that each of the Company’s named executive officers earned an annual bonus of 113.5% of their individual target bonus amount, reflecting their allocation of the Company's 2021 annual cash incentive based on achievement of 103.7% of the Bonus Plan Adjusted EBITDA target during fiscal year 2021 and full achievement of strategic individual performance objectives. The annual cash incentive is expected to be paid on March 11, 2022.

The table below indicates the total annual cash incentive award payment for fiscal year 2021 for our named executive officers, as well as the weighted components used to determine award payments.

Name	Base Salary at 12/28/21	Target Award as a Percentage of Base Salary	Weighting of Adjusted EBITDA Objective	Weighting of Individual Performance Objectives	Annual Cash Incentive
John D. Cappasola	$583,495	100%	70%	30%	$662,267
Steven L. Brake	$378,741	75%	70%	30%	$322,403
Chad Gretzema	$315,000	75%	70%	30%	$268,144

2021 Long-Term Incentive Awards Granted

The Compensation Committee granted non-qualified stock options ("NQOs") and granted restricted stock awards ("RSAs") to Mr. Cappasola, Mr. Brake and Mr. Gretzema in July 2021. The grants were made to incentivize our named executive officers to work to grow our stock price over time and as a retention incentive. The equity awards granted will vest in four equal annual installments on each anniversary of the grant date. Please refer to page 123 for the table of long-term equity incentive grants in fiscal year 2021, which were approved by the Compensation Committee.

2021 Performance-Based Restricted Stock Unit Awards Granted

The Compensation Committee granted 32,199 performance-based restricted stock units ("PSUs") to Mr. Cappasola, 11,500 PSUs to Mr. Brake and 11,500 PSUs to Mr. Gretzema in July 2021. The awards were subject to performance-based vesting conditions based on system-wide sales and Adjusted EBITDA and were made to align our named executive officers with specific financial goals of the entire business as set by the Board of Directors. The performance targets for the awards were: (1) fiscal 2021 Adjusted EBITDA of $59.0 million, and (2) fiscal 2021 system-wide sales of $900.0 million. Actual Adjusted EBITDA for fiscal 2021 was $58.9 million, and actual system-wide sales for fiscal 2021 were $931.7 million. However, in accordance with the December 5, 2021 Agreement and Plan of Merger with Jack in the Box, Inc., these PSUs will all vest upon the closing of the transaction expected in the second week of March 2022.

Timing of Awards/Equity Award Granting Policy

The Compensation Committee determines the size, terms and conditions of equity grants to our executive officers, which are typically granted annually, in accordance with the terms of our 2015 Omnibus Incentive Plan and approves them on an individual basis. On May 27, 2021, the Company's shareholders approved an amendment to the 2015 Omnibus Incentive Plan to increase the number of shares available for grant by 1,800,000.

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

Named executive officers who are subject to the guidelines have five years following the date that they became subject to the guidelines to comply with the applicable guideline ownership level. Our President and Chief Executive Officer and Chief Financial Officer have satisfied our stock ownership guidelines. Although our Chief Operating Officer has until September 16, 2024 to comply, as of the end of fiscal 2021, he has also satisfied our stock ownership guidelines.

For purposes of calculating ownership under the guidelines, we include outright shares owned by the executive as well as any vested restricted stock. We do not include unvested restricted stock, NQOs or PSUs.

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

Clawback Policy

In 2019, we adopted an incentive compensation recoupment policy (commonly referred to as a “clawback policy”) that provides for the potential recoupment of incentive compensation paid to executive officers and such other individuals designated by the Board under our short-term and long-term incentive compensation plans. In the event that the Company is required to prepare a material accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under the securities laws or in the event of fraud, misconduct, or commission of a material error that could lead to significant financial, operational, reputational or other harm, the Board has discretion to require reimbursement or forfeiture of all or any portion of any excess annual and long-term performance-based cash or equity incentive compensation (excluding any time-based awards) awarded, granted or paid to any covered person during the preceding three completed fiscal years.

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

Tax and Accounting Considerations

Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation paid in excess of $1 million for any fiscal year to a company’s chief executive officer or other named executive officers (excluding the company’s principal financial officer, in the case of tax years commencing before 2018). However, in the case of tax years commencing before 2018, the statute exempted qualifying performance-based compensation from the deduction limit if certain requirements were met. Section 162(m) was amended in December 2017 by the Tax Cuts and Jobs Act to eliminate the exemption for performance-based compensation and to expand the group of current and former executive officers who may be covered by the deduction limit under Section 162(m). While the Company’s shareholder approved incentive plans were previously structured to provide that certain awards could be made in a manner intended to qualify for the performance-based compensation exemption, that exemption will no longer be available for future tax years. In addition, while the Compensation Committee intended that certain incentive awards granted to our named executive officers on or prior to November 2, 2017 be deductible as “performance-based compensation” and has assessed the possibility that certain awards will be grandfathered from the changes made by the Tax Cuts and Jobs Act, it cannot guarantee that result. The Compensation Committee has taken the potential impact of the Tax Cuts and Jobs Act into consideration when approving payout amounts for performance periods ending on December 28, 2021. The Compensation Committee expects in the future to authorize compensation in excess of $1 million to named executive officers that will not be deductible under Section 162(m) when it believes doing so is in the best interests of the Company and its shareholders.

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

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the information contained under the caption “Compensation Discussion and Analysis” and, based on this review and discussion, has recommended to the board of directors that it be included in this Proxy Statement.

Members of the Compensation Committee:
Eileen Aptman (chair)
R.J. Melman
Ari Levy

EXECUTIVE COMPENSATION

The tabular disclosure and discussion that follow describe the Company’s executive compensation program during the Company’s three most recently completed fiscal years, with respect to the Company’s named executive officers, which consist of: John D. Cappasola, Jr., the Company’s President and Chief Executive Officer; Steven L. Brake, the Company’s Executive Vice President and Chief Financial Officer; and Chad Gretzema, the Company's Chief Operating Officer (collectively, the Company’s “named executive officers”).

Summary Compensation Table

The following table sets forth the compensation paid to the named executive officers that is attributable to services performed during the applicable fiscal year:

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
John D. Cappasola, Jr., President and Chief Executive Officer	2021	583,495	1,517,276	100,404	662,267	25,031	(2)	2,888,473
	2020	561,053	1,452,785	10,432	409,555	24,431		2,458,256
	2019	578,266	1,384,909	—	175,049	22,377		2,160,601
Steven L. Brake, Executive Vice President and Chief Financial Officer	2021	376,742	520,243	37,439	322,403	23,891	(3)	1,280,718
	2020	360,604	513,210	4,979	195,470	23,291		1,097,554
	2019	367,987	628,826	—	83,546	21,787		1,102,146
Chad Gretzema, Chief Operating Officer	2021	310,962	378,592	67,014	268,144	24,335	(4)	1,049,047
	2020	291,346	301,855	35,232	157,928	22,220		808,581
	2019	281,336	318,401	—	67,500	21,343		688,580
____________
(1)     The values listed are based on the amounts recognized for financial reporting purposes in accordance with ASC 718 as discussed in Note 11 to the Company's audited consolidated financial statements included in this Annual Report on Form 10-K for fiscal 2021. The actual value a named executive officer may receive depends on market prices, and there can be no assurance that the amounts reflected will actually be realized.

(2)     Of this amount for fiscal 2021, $7,440 represents auto allowance paid to Mr. Cappasola, $1,000 represents health savings account contributions by the Company and $16,591 represents health and welfare and life insurance premiums paid by the Company.

(3)    Of this amount for fiscal 2021, $6,300 represents auto allowance paid to Mr. Brake, $1,000 represents health savings account contributions by the Company and $16,591 represents health and welfare and life insurance premiums paid by the Company.

(4)    Of this amount for fiscal 2021, $6,300 represents auto allowance paid to Mr. Gretzema and $18,035 represents health and welfare and life insurance premiums paid by the Company.

Grant of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2021. In the table below, the Non-Equity Incentive Plan Awards include awards under our annual cash incentive plan ("ACIP") and Stock Awards include time-based restricted stock awards.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			PSUs: Estimated Future Payouts Under Equity Incentive Plan Awards (#)	Stock Awards: Number of Shares of Stock or Units (#)	Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)
John D. Cappasola, Jr.	NQO(2)	7/2/2021	—	—	—	—	—	190,000	9.89	693,500
	RSA(3)	7/2/2021	—	—	—	—	32,199	—	—	318,448
	PSU(4)	7/2/2021	—	—	—	32,199	—	—	—	318,448
	ACIP	—	101,528	583,495	1,219,505	—	—	—	—	—
Steven L. Brake	NQO(2)	7/2/2021	—	—	—	—	—	65,000	9.89	237,250
	RSA(3)	7/2/2021	—	—	—	—	11,500	—	—	113,735
	PSU(4)	7/2/2021	—	—	—	11,500	—	—	—	113,735
	ACIP	—	49,426	284,056	593,677	—	—	—	—	—
Chad Gretzema	NQO(2)	7/2/2021	—	—	—	—	—	65,000	9.89	237,250
	RSA(3)	7/2/2021	—	—	—	—	11,500	—	—	113,735
	PSU(4)	7/2/2021	—	—	—	11,500	—	—	—	113,735
	ACIP	—	41,108	236,250	493,763	—	—	—	—	—
____________
(1)     This column shows the potential payouts under the ACIP based on what could have been earned during fiscal 2021. The actual payouts paid under the ACIP are reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table for 2021 above.

(2)     These non-qualified stock options vest in four equal annual installments commencing on July 2, 2022.

(3)    These restricted stock awards vest in four equal annual installments commencing on June 30, 2022.

(4)    These performance-based restricted stock units vest upon certification of the Company's fiscal 2021 results if the related performance targets have been achieved. Refer to the Compensation Discussion and Analysis section above for further discussion.

(5)    The values listed are based on the amounts recognized for financial reporting purposes in accordance with ASC 718 as discussed in Note 11 to the Company's audited consolidated financial statements included in this Annual Report on Form 10-K for fiscal 2021. The actual value a named executive officer may receive depends on market prices, and there can be no assurance that the amounts reflected will actually be realized.

Outstanding Equity Awards at End of Fiscal Year 2021

The following tables set forth information on outstanding equity awards held by our named executive officers on December 28, 2021:

		Option Awards					Stock Awards			PSUs
Name	Grant Date	Number of Shares Underlying Unexercised Options That Have Vested (#)	Number of Shares Underlying Unexercised Options That Have Not Vested (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares That Have Not Vested (#)		Market Value of Shares That Have Not Vested ($)(1)	Number of Units That Have Not Yet Vested (#)		Market Value of Units That Have Not Yet Vested ($)
John D. Cappasola, Jr.	7/2/2021	—	190,000	(2)	9.89	7/2/2028	32,199	(5)	401,844	32,199	(6)	401,844
	6/30/2020	9,725	29,175	(2)	5.93	6/30/2027	87,525	(3)	1,092,312	—		—
	7/16/2019	—	—		—	—	53,126	(4)	663,012	—		—
	6/30/2018	—	—		—	—	32,813	(3)	409,506	—		—
Steven L. Brake	7/2/2021	—	65,000	(2)	9.89	7/2/2028	11,500	(5)	143,520	11,500	(6)	143,520
	6/30/2020	4,641	13,925	(2)	5.93	6/30/2027	37,131	(3)	463,395	—		—
	7/16/2019	—	—		—	—	15,626	(4)	195,012	—		—
	6/30/2018	—	—		—	—	14,063	(3)	175,506	—		—
Chad Gretzema	7/2/2021	—	65,000	(2)	9.89	7/2/2028	11,500	(5)	143,520	11,500	(6)	143,520
	6/30/2020	3,750	11,250	(2)	5.93	6/30/2027	30,000	(3)	374,400	—		—
	1/4/2020	12,500	37,500	(2)	7.93	1/4/2027	—		—	—		—
	7/16/2019	—	—		—	—	8,250	(4)	102,960	—		—
	6/30/2018	—	—		—	—	10,375	(3)	129,480	—		—
___________
(1)     Based on the closing price of $12.48 of the Company’s common stock as reported by the Nasdaq Stock Market on December 28, 2021 (the last trading day of fiscal 2021).

(2)     Non-qualified stock options vest in four equal annual installments on each anniversary of the grant date.

(3)     These restricted stock awards vest in four equal annual installments on each anniversary of the grant date.

(4)    These restricted stock awards vest in four equal annual installments commencing on June 30, 2020.

(5)    These restricted stock awards vest in four equal annual installments commencing on June 30, 2022.

(6)    These performance-based restricted stock units vest upon certification of the Company's fiscal 2021 results if the related performance targets have been achieved. Refer to the Compensation Discussion and Analysis section above for further discussion.

Stock Vested

The following table sets forth certain information for restricted stock vested during fiscal year 2021 for each of our named executive officers:

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John D. Cappasola, Jr.	127,612	1,277,396
Steven L. Brake	44,565	443,421
Chad Gretzema	28,625	286,536
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

In the event of a termination of employment initiated by the Company without cause (as defined under the 2015 Omnibus Incentive Plan), all unvested restricted stock and NQOs as of the termination date would be forfeited. However, the Compensation Committee may, in its sole discretion, accelerate the vesting of any or all unvested restricted stock and NQOs subject to such additional terms and conditions as the Compensation Committee deems appropriate.

Death or Disability

Pursuant to the Executive Agreements, in the event that the employment of the applicable named executive officer is terminated by reason of death or disability, in addition to any accrued and unpaid salary, he (or his estate) would also receive any accrued and unpaid incentive compensation.

Under the NQO agreements, in the event that a named executive officer ceases active employment due to death or permanent or total disability, the vested portion of the NQOs will be exercisable for a period of one year from the date of death or disability. In addition, the Compensation Committee may, in its sole discretion, accelerate the vesting of all unvested restricted stock and NQOs subject to such additional terms and conditions as the Compensation Committee deems appropriate except with respect to the restricted stock awards granted in 2019 that provide for discretionary vesting.

Change of Control

Upon a change of control (as defined under the 2015 Omnibus Incentive Plan), all unvested restricted stock and non-qualified stock options will vest immediately prior to the change of control, except with respect to the restricted stock awards granted in 2019 and 2021 that provide for discretionary vesting, subject to the holder continuing to be employed up to and including the effective time of the change of control.

Executive Agreements

Each of the Company’s current named executive officers has entered into an employment agreement with the Company, the key terms of which are described below.

Mr. Cappasola entered into an employment letter agreement with the Company dated July 17, 2008, as amended, and an employment agreement with the Company dated June 17, 2016 (collectively, the "Cappasola Agreements"). The Cappasola Agreements provide for Mr. Cappasola's base compensation, currently at an annual rate of $583,495, and eligibility for an annual cash bonus under the Company's annual cash incentive plan. Mr. Cappasola's target bonus under the annual cash incentive plan is currently 100% of his annual base salary, with the actual bonus amount determined by the Compensation Committee. The bonus in 2021 was based on the achievement of the Company's annual Adjusted EBITDA targets and strategic individual performance objectives. The Cappasola Agreements also provide for Mr. Cappasola's participation in the Company’s health and welfare benefit package.

Mr. Brake entered into an employment agreement with the Company as of June 9, 2016 (the "Brake Agreement") and Mr. Gretzema entered into an employment agreement with the Company as of February 14, 2020 (the "Gretzema Agreement") and collectively with the Cappasola Agreements and the Brake Agreement, (the "Executive Agreements"). Mr. Brake’s and Mr. Gretzema's 2021 salary was determined by the Compensation Committee and the Chief Executive Officer of the Company, and Mr. Brake's and Mr. Gretzema's bonus target was determined by the Company's Board of Directors. Mr. Brake’s and Mr. Gretzema's actual bonus for 2021 was based on the achievement of the Company's annual Adjusted EBITDA targets and strategic individual performance objectives.

Mr. Cappasola, Mr. Brake and Mr. Gretzema are each entitled to certain severance benefits under the Executive Agreements, the terms of which are described under the heading “Potential Payments upon Termination or Change in Control.”

Potential Payments on Termination of Employment or Change in Control

The table below shows the potential estimated payments to each of our named executive officers if he were terminated as a result of a triggering event as of December 28, 2021, the last day of our fiscal year 2021.

Name	Salary Continuation ($)(1)	Bonus Payment ($)(2)	Continued Health Plan or Premium Reimbursement ($)	Accelerated Vesting of Restricted Stock Awards ($)(3)(4)	Accelerated Vesting of Performance-Based Restricted Stock Units ($)(3)	Accelerated Vesting of Stock Options ($)(3)	Total ($)
John D. Cappasola, Jr.
Termination without cause	583,495	662,267	16,591	—	—	—	1,262,353
Change in control	—	—	—	1,501,818	401,844	683,196	2,586,858
Death or disability	—	662,267	—	—	—	—	662,267
Steven L. Brake
Termination without cause	378,741	322,403	16,591	—	—	—	717,735
Change in control	—	—	—	638,901	143,520	259,559	1,041,980
Death or disability	—	322,403	—	—	—	—	322,403
Chad Gretzema
Termination without cause	315,000	268,144	18,035	—	—	—	601,179
Change in control	—	—	—	503,880	143,520	412,663	1,060,063
Death or disability	—	268,144	—	—	—	—	268,144
____________
(1)    Reflects potential payments based on salaries as of December 28, 2021.

(2)     Reflects the planned payout amount for fiscal year 2021.

(3)     Amount is based on the closing price of $12.48 per share for the Company’s common stock as reported by the Nasdaq Stock Market on December 28, 2021 (the last trading day of fiscal 2021).

(4)    Excludes restricted stock awards granted in 2019 and 2021 that provide for discretionary vesting on a change of control.

DIRECTOR COMPENSATION

The Company pays its directors who are not employees of the Company total base consideration of $125,000, payable quarterly. Half of the total compensation is in the form of restricted stock, valued at the time it is granted, with the remaining amount to be taken as cash or restricted stock at the election of each director, with the election to be made in advance for the upcoming year.

In addition to the base compensation provided above, the following compensation is paid to the Company’s directors:

•The Audit Committee chair receives an additional $25,000 annually;
•The Compensation Committee chair receives an additional $20,000 annually;
•The Nominating and Corporate Governance Committee chair receives an additional $15,000 annually;
•Committee members receive half of the committee chair's fee for that respective committee annually;
•The Lead Director receives an additional $20,000 annually and the Chairman of the Board receives an additional $30,000 annually; and
•Each director receives $1,500 per meeting of the Board of Directors (not committees), but the fee will not apply to telephonic meetings.

In fiscal 2021, we provided the following compensation to non-employee directors. Mr. Cappasola is a director but he received no director-related compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Lawrence F. Levy	51,000	112,500	163,500
Eileen Aptman	58,449	87,500	145,949
Valerie L. Insignares(2)	4,500	62,500	67,000
Ari B. Levy	11,959	112,500	124,459
Karen Luey(3)	37,851	31,250	69,101
R.J. Melman	23,068	112,500	135,568
Joseph Stein	117,712	56,250	173,962

____________
(1)    The Company determines the number of restricted stock awards to be granted by dividing the annual equity award value by the closing price of the underlying common stock on the date of grant. For fiscal 2021, the number of restricted stock awards granted was 12,389 shares per person, except for Ms. Luey and Mr. Stein who received 6,484 and 6,194 shares of restricted stock, respectively, which all vest one year from date of grant.
(2)    Ms. Insignares joined the Board of Directors on May 27, 2021.
(3)    Ms. Luey joined the Board of Directors on July 14, 2021.

Stock Ownership Guidelines for Non-Employee Directors

Our Stock Ownership Guidelines establish requirements for our non-employee directors to accumulate and hold shares of our common stock equal in value to two times his or her base annual retainer for service on our Board. For purposes of our non-employee director stock ownership guidelines, a director’s “annual retainer” excludes any retainer for serving as a member or as a chair of any Board committees and any meeting fees. For purposes of calculating ownership under the guidelines, we include outright shares owned by the non-employee director as well as any vested restricted stock. Non-employee directors have five years to achieve their targeted level which for existing non-employee directors Ms. Insignares and Ms. Luey, is June 30, 2026. Based on the closing price of $12.48 per share for the Company's common stock as reported by the Nasdaq Stock Market on December 28, 2021 (the last trading day of fiscal 2021), all directors are compliant with stock ownership guidelines or are expected to achieve compliance by June 30, 2026.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the actual beneficial ownership of our common stock as of March 3, 2022 by:
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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Common Stock Owned(1)
Belfer Investment Partners L.P.(2)	3,535,099	9.6%
BlackRock Inc.(3)	2,047,142	5.5%
Versor Investments LP(4)	2,124,719	5.8%
Ari B. Levy(5)	2,047,855	5.5%
Chad Gretzema(6)	181,960	*
Eileen Aptman(2)	1,366,508	3.7%
John D. Cappasola, Jr.(7)	562,091	1.5%
Joseph Stein(8)	41,823	*
Karen Luey(9)	6,484	*
Lawrence F. Levy(10)	1,473,835	4.0%
R.J. Melman(11)	72,039	*
Steven L. Brake(12)	348,989	*
Valerie L. Insignares(13)	12,389	*
All directors and executive officers as a group (10 persons)	5,028,304	13.6%
____________
*    Less than one percent.
(1)     Based on 36,442,232 shares of common stock outstanding on March 3, 2022 and 418,731 shares of unvested restricted stock and 55,199 shares of unvested performance-based restricted stock units, as well as the number of options outstanding held by each respective beneficial owner, if any. The table also includes shares that are subject to forfeiture.

(2)     The shares in the table held by Belfer Investment Partners, L.P. consist of 2,248,487 shares held by Belfer Investment Partners, L.P. and 1,286,612 shares held by Lime Partners, LLC. The General Partner of Belfer Investment Partners, L.P. is Belfer Management LLC. Laurence Belfer is the sole manager of Belfer Management LLC and exercises voting and dispositive power over the shares held by Belfer Investments Partners, L.P. Eileen Aptman and Belfer Management LLC are the managers of Lime Partners, LLC and the sole manager of Belfer Management LLC is Laurence D. Belfer. Ms. Aptman and Mr. Belfer exercise voting and dispositive power over the shares held by Lime Partners, LLC. The shares in the table held by Ms. Aptman consist of the shares held by Lime Partners, LLC, 57,096 shares granted pursuant to restricted stock awards, of which 44,707 shares are vested, and 22,800 directly held by Ms. Aptman. Each of the person or entities referenced in this footnote disclaims beneficial ownership of the shares reported herein except to the extent of its, his or her pecuniary interest therein. The business address of Belfer Investment Partners, L.P. and Lime Partners, LLC is 757 Fifth Avenue, 46th Floor, New York, NY 10153.

(3)    Based on the Schedule 13G the stockholder filed with the SEC on February 3, 2022, the address for this stockholder is 55 East 52nd Street, New York, NY 10055.

(4)    Based on Schedule 13G Versor Investments LP filed with the SEC on February 8, 2022, the address for this stockholder is 1120 Avenue of the Americas, 15th Floor, New York, NY 10036.

(5)    Consists of (i) 1,070,429 shares of Common Stock held by Levy Family Partners LLC, (ii) 492,597 shares of Common Stock beneficially owned by Ari Levy, (iii) 457,200 shares of Common Stock that are held in trusts for which Ari Levy is co-trustee, (iv) 15,240 shares of Common Stock held by LFP Management, LLC, for which Ari Levy and Lawrence Levy share voting and investment power with other managers of LFP Management, LLC and (v) 12,389 shares of unvested restricted stock. Lawrence F. Levy and Ari B. Levy are two of the four managers of Levy Family Partners LLC and exercise voting and dispositive control over the shares held by Levy Family Partners LLC, but they disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(6)    Includes (i) 60,125 shares of unvested restricted stock, (ii) 11,500 unvested performance-based restricted stock units, and (iii) vested non-qualified stock options to purchase 28,750 shares of common stock.

(7)     Includes (i) 205,663 shares of unvested restricted stock, (ii) 32,199 unvested performance-based restricted stock units and (iii) vested non-qualified stock options to purchase 9,725 shares of common stock.

(8)    Includes 6,194 shares of unvested restricted stock.

(9)    Includes 6,484 shares of unvested restricted stock.

(10)    Consists of (i) 1,070,429 shares of Common Stock held by Levy Family Partners LLC, (ii) 375,777 shares of Common Stock beneficially owned by Lawrence F. Levy, either directly or through revocable trusts, (iii) 15,240 shares of Common Stock held by LFP Management, LLC, for which Ari Levy and Lawrence Levy share voting and investment power with other managers of LFP Management, LLC and (iv) 12,389 shares of unvested restricted stock. Lawrence F. Levy and Ari B. Levy are two of the four managers of Levy Family Partners LLC and exercise voting and dispositive control over the shares held by Levy Family Partners LLC, but they disclaim beneficial ownership of these shares except to the extent of their pecuniary interest therein.

(11)    Includes 12,389 shares of unvested restricted stock.

(12)    Includes (i) 78,320 shares of unvested restricted stock, (ii) 11,500 unvested performance-based restricted stock units and (iii) vested non-qualified stock options to purchase 4,641 shares of common stock.

(13)     Includes 12,389 shares of unvested restricted stock.

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information regarding the Company's common stock authorized for issuance under the Company's equity compensation plans as of December 28, 2021.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	2,318,182	$9.72	1,142,252
Equity Compensation Plans Not Approved by Securities Holders	None	N/A	None
Total	2,318,182	$9.72	1,142,252

(1)     The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options only.

ITEM 13.    Certain Relationships and Related Transaction and Director Independence
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

During fiscal year 2021, we were not a party to a transaction or series of transactions in which the amount involved did or may exceed $120,000 in which any of our directors, executive officers, any holder of more than 5% of the Company's common stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest, other than the compensation arrangements (including with respect to equity compensation) described in “Executive Compensation” above.

Director Independence

Pursuant to Nasdaq listing standards, a majority of the members of our Board of Directors must qualify as “independent,” as affirmatively determined by our Board of Directors. Consistent with this requirement, based on the review and recommendation of the Nominating and Corporate Governance Committee, our Board of Directors reviewed all relevant identified transactions or relationships between each of our directors, or any of his or her family members, and us, our senior management and our independent registered public accounting firm, and has affirmatively determined that each of Lawrence F. Levy, Eileen Aptman, Valerie L. Insignares, Ari B. Levy, Karen Luey, R.J. Melman and Joseph Stein is an “independent” director under the applicable Nasdaq listing standards. In making this determination, our Board of Directors found that each of these directors is free of any relationship that would impair his or her individual exercise of independent judgment with regard to us. Our Board of Directors has also determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent and satisfies the standards for membership on such committees under applicable Nasdaq standards and SEC rules.
ITEM 14.     Principal Accounting Fees and Services

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

This review is typically done in formal Audit Committee meetings; however, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services performed by our independent public accounting firms in fiscal year 2021 were pre-approved in accordance with the policy adopted by the audit committee described above.

Fees Paid to Independent Registered Public Accounting Firms for 2021 and 2020

The following table presents fees for professional audit services and other services rendered to us by Ernst & Young for the fiscal years ended December 28, 2021 and December 29, 2020 (in thousands):

	2021	2020
Audit Fees(1)	$1,002	$939
Audit-Related Fees	7	—
Tax Fees	—	—
All Other Fees(2)	2	3
Total Fees	$1,011	$942

____________
(1)    Audit fees were the aggregate fees for professional services rendered by Ernst & Young related to the audit of our consolidated financial statements and quarterly interim reviews during the fiscal years ended December 28, 2021 and

December 29, 2020, as well as various consultation matters. Also included in fiscal 2021 and 2020, were the aggregate fees for professional services rendered by Ernst & Young related to the audit of the effectiveness of internal control over financial reporting.

(2)     Other fees consist of a subscription to Ernst & Young's accounting research tool during the fiscal years ended December 28, 2021 and December 29, 2020.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules

(a)    The following documents are filed as part of this annual report on Form 10-K:
1. All Financial statements
Consolidated financial statements filed as part of this report are listed under Item 8. “Financial Statements and Supplementary Data.”
2. Financial statement schedules
Schedule II.     Valuation and Qualifying Accounts - Fifty-two weeks ended December 28, 2021, fifty-two weeks ended December 29, 2020 and fifty-two weeks ended December 31, 2019.
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

Del Taco Restaurants, Inc.
Schedule II - Valuation and Qualifying Accounts
Allowance for Doubtful Accounts
(in thousands)

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charge to other accounts	Deductions	Balance at end of period
Fifty-Two Weeks Ended December 28, 2021	$117	$—	$—	$39	$78

Fifty-Two Weeks Ended December 29, 2020	$87	$30	$—	$—	$117

Fifty-Two Weeks Ended December 31, 2019	$76	$41	$—	$30	$87

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEL TACO RESTAURANTS, INC.

Date: March 7, 2022

/s/ John D. Cappasola, Jr.
John D. Cappasola, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2022.

Signature	Title

/s/ JOHN D. CAPPASOLA, JR.	President and Chief Executive Officer, Director
(John D. Cappasola, Jr.)	(principal executive officer)

/s/ STEVEN L. BRAKE	Executive Vice President and Chief Financial Officer
(Steven L. Brake)	(principal financial and accounting officer)

/s/ EILEEN A. APTMAN	Director
(Eileen A. Aptman)

/s/ VALERIE L. INSIGNARES	Director
(Valerine L. Insignares)

/s/ ARI B. LEVY	Director
(Ari B. Levy)

/s/ LAWRENCE F. LEVY	Director
(Lawrence F. Levy)

/s/ KAREN LUEY	Director
(Karen Luey)

/s/ R.J. MELMAN	Director
(R.J. Melman)

/s/ JOSEPH STEIN	Director
(Joseph Stein)

EXHIBIT INDEX

Exhibit No.	Description

2.1^	Agreement and Plan of Merger, dated December 5, 2021, by and among Del Taco Restaurants, Inc. and Jack in the Box Inc.

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

10.18*
Second Amendment to Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-36197) filed with the Securities and Exchange Commission on June 1, 2021).

10.19*
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
^ Certain schedules and exhibits to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.